Form 10-Q
period 2012-09-30
CA, INC.
filed 2012-10-26
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 1-9247
__________________________________________
CA, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________

Delaware	13-2857434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One CA Plaza Islandia, New York	11749
(Address of principal executive offices)	(Zip Code)
1-800-225-5224
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
__________________________________________
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

(Check one:)
Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of October 22, 2012
par value $0.10 per share	459,287,341

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of September 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six-month periods ended September 30, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
New York, New York
October 26, 2012

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	September 30, 2012	March 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,086	$2,679
Short-term investments	162	—
Trade accounts receivable, net	584	902
Deferred income taxes	228	231
Other current assets	144	153
TOTAL CURRENT ASSETS	$3,204	$3,965
Property and equipment, net of accumulated depreciation of $750 and $707, respectively	$350	$386
Goodwill	5,856	5,856
Capitalized software and other intangible assets, net	1,312	1,389
Deferred income taxes	169	151
Other noncurrent assets, net	249	250
TOTAL ASSETS	$11,140	$11,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$14	$14
Accounts payable	90	95
Accrued salaries, wages and commissions	236	350
Accrued expenses and other current liabilities	435	444
Deferred revenue (billed or collected)	2,101	2,658
Taxes payable, other than income taxes payable	39	80
Federal, state and foreign income taxes payable	204	96
Deferred income taxes	14	14
TOTAL CURRENT LIABILITIES	$3,133	$3,751
Long-term debt, net of current portion	$1,280	$1,287
Federal, state and foreign income taxes payable	417	430
Deferred income taxes	44	44
Deferred revenue (billed or collected)	826	972
Other noncurrent liabilities	110	116
TOTAL LIABILITIES	$5,810	$6,600
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 453,908,420 and 466,183,134 shares outstanding, respectively	59	59
Additional paid-in capital	3,566	3,491
Retained earnings	5,092	4,865
Accumulated other comprehensive loss	(118)	(108)
Treasury stock, at cost, 135,786,661 and 123,511,947 shares, respectively	(3,269)	(2,910)
TOTAL STOCKHOLDERS’ EQUITY	$5,330	$5,397
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,140	$11,997
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
REVENUE
Subscription and maintenance revenue	$963	$1,022	$1,940	$2,029
Professional services	95	96	186	186
Software fees and other	94	82	171	148
TOTAL REVENUE	$1,152	$1,200	$2,297	$2,363
EXPENSES
Costs of licensing and maintenance	$69	$71	$138	$138
Cost of professional services	88	91	174	179
Amortization of capitalized software costs	67	55	131	105
Selling and marketing	317	370	622	696
General and administrative	98	104	208	218
Product development and enhancements	123	140	248	258
Depreciation and amortization of other intangible assets	40	43	81	90
Other (gains) expenses, net	13	(7)	(23)	4
TOTAL EXPENSES BEFORE INTEREST AND INCOME TAXES	$815	$867	$1,579	$1,688
Income from continuing operations before interest and income taxes	$337	$333	$718	$675
Interest expense, net	10	6	21	15
Income from continuing operations before income taxes	$327	$327	$697	$660
Income tax expense	105	91	235	196
INCOME FROM CONTINUING OPERATIONS	$222	$236	$462	$464
Income from discontinued operations, net of income taxes	—	—	—	13
NET INCOME	$222	$236	$462	$477
BASIC INCOME PER SHARE
Income from continuing operations	$0.48	$0.47	$0.99	$0.92
Income from discontinued operations	—	—	—	0.03
Net income	$0.48	$0.47	$0.99	$0.95
Basic weighted average shares used in computation	458	493	462	497
DILUTED INCOME PER SHARE
Income from continuing operations	$0.48	$0.47	$0.99	$0.92
Income from discontinued operations	—	—	—	0.03
Net income	$0.48	$0.47	$0.99	$0.95
Diluted weighted average shares used in computation	459	494	463	498
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
Net income	$222	$236	$462	$477
OTHER COMPREHENSIVE (LOSS)/INCOME
Foreign currency translation adjustments	16	(85)	(10)	(68)
TOTAL OTHER COMPREHENSIVE INCOME	$16	$(85)	$(10)	$(68)
COMPREHENSIVE INCOME	$238	$151	$452	$409
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Six Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income	$462	$477
Income from discontinued operations	—	(13)
Income from continuing operations	$462	$464
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	212	195
Provision for deferred income taxes	(2)	123
Provision for bad debts	3	—
Share-based compensation expense	44	41
Asset impairments and other non-cash items	3	9
Foreign currency transaction losses (gains)	19	(1)
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	306	255
Decrease in deferred revenue	(677)	(483)
Increase (decrease) in taxes payable, net	17	(215)
Increase in accounts payable, accrued expenses and other	11	10
Decrease in accrued salaries, wages and commissions	(113)	(21)
Changes in other operating assets and liabilities	(13)	(44)
NET CASH PROVIDED BY OPERATING ACTIVITIES – CONTINUING OPERATIONS	$272	$333
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions of businesses, net of cash acquired, and purchased software	$(12)	$(369)
Purchases of property and equipment	(32)	(40)
Proceeds from divestiture of assets	—	7
Capitalized software development costs	(78)	(96)
Purchases of investments	(154)	(71)
Proceeds from sale of investments	—	27
Maturities of investments	—	43
Other investing activities	2	(1)
NET CASH USED IN INVESTING ACTIVITIES – CONTINUING OPERATIONS	$(274)	$(500)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Dividends paid	$(235)	$(50)
Purchases of common stock	(344)	(353)
Debt borrowings	513	164
Debt repayments	(487)	(353)
Exercise of common stock options and other	22	11
NET CASH USED IN FINANCING ACTIVITIES – CONTINUING OPERATIONS	$(531)	$(581)
Effect of exchange rate changes on cash	$(60)	$(85)
NET CHANGE IN CASH AND CASH EQUIVALENTS – CONTINUING OPERATIONS	$(593)	$(833)
CASH USED IN OPERATING ACTIVITIES – DISCONTINUED OPERATIONS	$—	$(17)
CASH PROVIDED BY INVESTING ACTIVITIES – DISCONTINUED OPERATIONS	—	4
NET EFFECT OF DISCONTINUED OPERATIONS ON CASH AND CASH EQUIVALENTS	$—	$(13)
DECREASE IN CASH AND CASH EQUIVALENTS	$(593)	$(846)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$2,679	$3,049
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,086	$2,203
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
Operating results for the three and six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013.
Divestitures: In June 2011, the Company sold its Internet Security business. The results of operations for this business and the related gain on disposal have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011. See Note B, “Divestitures,” for additional information.
Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 73% being held by the Company’s foreign subsidiaries outside the United States at September 30, 2012.
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
See Note I, “Fair Value Measurements,” for additional information.
Deferred Revenue (Billed or Collected): The Company accounts for unearned revenue on billed amounts due from customers on a gross basis. Unearned revenue on billed installments (collected or uncollected) is reported as deferred revenue in the liability section of the Company’s Condensed Consolidated Balance Sheets. Deferred revenue (billed or collected) excludes unbilled contractual commitments executed under license and maintenance agreements that will be billed in future periods. See Note G, “Deferred Revenue,” for additional information.
Statements of Cash Flows: For the six months ended September 30, 2012 and 2011, interest payments, net were approximately $31 million and $30 million, respectively, and income taxes paid were approximately $150 million and $221 million, respectively. For the six months ended September 30, 2012 and 2011, the excess tax benefits from options exercised included in financing activities from continuing operations were approximately $5 million and $3 million, respectively.
Non-cash financing activities for the six months ended September 30, 2012 and 2011 consisted of treasury shares issued in connection with the following: share-based incentive awards granted under the Company’s equity compensation plans of approximately $62 million (net of approximately $34 million of taxes withheld) and $53 million (net of approximately $26 million of taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $29 million and $13 million, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because the bank maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The activity under this cash pooling arrangement for the six months ended September 30, 2012 was as follows:

(in millions)
Total borrowing position outstanding at March 31, 2012 (1)	$139
Borrowings	513
Repayments	(481)
Foreign currency exchange effect	(7)
Total borrowing position outstanding at September 30, 2012 (1)	$164

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.
For the six months ended September 30, 2011, borrowings and repayments related to the notional pooling arrangement were approximately $164 million and $97 million, respectively, and are presented within the financing activities section of the Condensed Consolidated Statements of Cash Flows.
Other Matters: As part of the Company’s efforts to more fully utilize its intellectual property assets, in the first quarter of fiscal 2013, the Company closed a transaction that assigned the rights to certain of these assets to a large technology company for $35 million. The entire contract amount is included in the “Other (gains) expenses, net” line of the Company’s Condensed Consolidated Statement of Operations for the six months ended September 30, 2012. The Company will continue to have the ability to use these intellectual property assets in current and future product offerings.
New Accounting Pronouncements Recently Adopted: In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), requiring an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of equity. The Company adopted ASU 2011-05 in the first quarter of fiscal year 2013 by including the required disclosures in two separate but consecutive statements.

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
Accrued severance and exit costs and changes in the accruals during the six months ended September 30, 2012 and 2011 associated with the Fiscal 2012, Fiscal 2010 and Fiscal 2007 Plans were as follows:

(in millions)	Accrued Balance at March 31, 2012	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at September 30, 2012
Severance	$13	$—	$(3)	$(7)	$—	$3
Facilities abandonment	40	—	—	(5)	(3)	32
Total accrued liabilities	$53					$35

(in millions)	Accrued Balance at March 31, 2011	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at September 30, 2011
Severance	$8	$44	$—	$(15)	$—	$37
Facilities abandonment	47	—	—	(6)	1	42
Total accrued liabilities	$55					$79
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

NOTE D - INVESTMENTS
At September 30, 2012, short-term investments consisted of time deposits held by foreign entities that are denominated in currencies other than the U.S. dollar.  These investments have maturities greater than three months, but less than one year.
At March 31, 2012, short-term investments were less than $1 million.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	September 30, 2012	March 31, 2012
	(in millions)
Accounts receivable – billed	$511	$812
Accounts receivable – unbilled	72	80
Other receivables	21	26
Less: Allowances	(20)	(16)
Trade accounts receivable, net	$584	$902

NOTE F – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at September 30, 2012 were as follows:

	At September 30, 2012
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,631	$4,740	$891	$275	$616
Internally developed software products	1,444	615	829	293	536
Other intangible assets	812	429	383	223	160
Total capitalized software costs and other intangible assets	$7,887	$5,784	$2,103	$791	$1,312
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2012 were as follows:

	At March 31, 2012
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,628	$4,733	$895	$228	$667
Internally developed software products	1,366	574	792	258	534
Other intangible assets	814	412	402	214	188
Total capitalized software costs and other intangible assets	$7,808	$5,719	$2,089	$700	$1,389

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the capitalized software and other intangible assets recorded through September 30, 2012, the projected annual amortization expense for fiscal year 2013 and the next four fiscal years is expected to be as follows:

	Year Ended March 31,
	2013	2014	2015	2016	2017
	(in millions)
Capitalized software:
Purchased	$107	$99	$88	$86	$84
Internally developed	157	152	128	97	63
Other intangible assets	54	48	40	26	9
Total	$318	$299	$256	$209	$156

At both September 30, 2012 and March 31, 2012, the goodwill balance was $5,856 million.

NOTE G – DEFERRED REVENUE
The current and noncurrent components of “Deferred revenue (billed or collected)” at September 30, 2012 and March 31, 2012 were as follows:

	September 30, 2012	March 31, 2012
	(in millions)
Current:
Subscription and maintenance	$1,943	$2,479
Professional services	140	162
Financing obligations and other	18	17
Total deferred revenue (billed or collected) – current	$2,101	$2,658
Noncurrent:
Subscription and maintenance	$787	$935
Professional services	37	35
Financing obligations and other	2	2
Total deferred revenue (billed or collected) – noncurrent	$826	$972
Total deferred revenue (billed or collected)	$2,927	$3,630

NOTE H – DERIVATIVES
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
Interest Rate Swaps: The Company has interest rate swaps with a total notional value of $500 million, which swap a total of $500 million of its 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. These swaps are designated as fair value hedges.
At September 30, 2012, the fair value of these derivatives was an asset of approximately $25 million, of which approximately $12 million is included in “Other current assets” and approximately $13 million is included in “Other noncurrent assets, net” in the Company’s Condensed Consolidated Balance Sheet.
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
At September 30, 2012, foreign currency contracts outstanding consisted of purchase and sales contracts with a total notional value of approximately $881 million, which includes hedges on U.S. dollar investments held by a non-U.S. subsidiary outside of that subsidiary’s functional currency, and durations of less than six months. The net fair value of these contracts at September 30, 2012 was a net asset of approximately $3 million, of which approximately $8 million is included in “Other current assets” and approximately $5 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
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
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations (in millions)
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Interest expense, net – interest rate swaps designated as fair value hedges	$(3)	$(3)
Other (gains) expenses, net – foreign currency contracts	$2	$(6)

	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations (in millions)
	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011
Interest expense, net – interest rate swaps designated as fair value hedges	$(6)	$(6)
Other (gains) expenses, net – foreign currency contracts	$10	$1
The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were in a net asset position at September 30, 2012 and March 31, 2012. The Company posted no collateral at September 30, 2012 or March 31, 2012. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012 and March 31, 2012:

	At September 30, 2012				At March 31, 2012
	Fair Value Measurement Using Input Types		Estimated Fair Value		Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total		Level 1	Level 2	Total
Assets:
Money market funds	$977	$—	$977	(1)	$1,374	$—	$1,374	(2)
Foreign exchange derivatives (3)	—	8	8		—	2	2
Interest rate derivatives (3)	—	25	25		—	27	27
Total Assets	$977	$33	$1,010		$1,374	$29	$1,403
Liabilities:
Foreign exchange derivatives (3)	$—	$5	$5		$—	$4	$4
Total Liabilities	$—	$5	$5		$—	$4	$4

(1)
At September 30, 2012, the Company had approximately $927 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheet.

(2)
At March 31, 2012, the Company had approximately $1,324 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheet.

(3)	See Note H, “Derivatives” for additional information. Interest rate derivatives fair value excludes accrued interest.

At September 30, 2012 and March 31, 2012, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis at September 30, 2012 and March 31, 2012:

	At September 30, 2012		At March 31, 2012
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,294	$1,437	$1,301	$1,408
Facilities abandonment reserve (2)	$33	$38	$42	$48

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facilities abandonment reserve is determined using the Company’s incremental borrowing rate at September 30, 2012 and March 31, 2012. At September 30, 2012 and March 31, 2012, the facilities abandonment reserve included approximately $14 million and $16 million, respectively, in “Accrued expenses and other current liabilities” and approximately $19 million and $26 million, respectively, in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets (Level 3).

The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses, and short-term borrowings, approximate fair value due to the short-term maturity of the instruments. The fair values of total debt, including current maturities, have been based on quoted market prices.

NOTE J– COMMITMENTS AND CONTINGENCIES
The Company, various subsidiaries, and certain current and former officers have been named as defendants in various lawsuits and claims arising in the normal course of business. The Company also routinely addresses contract issues and disputes with customers, including government customers. The Company believes that it has meritorious defenses in connection with these lawsuits, claims and disputes, and intends to vigorously contest each of them.

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

NOTE K – STOCKHOLDERS’ EQUITY
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
During the six months ended September 30, 2012, excluding the ASR transaction, the Company repurchased approximately 13.5 million shares of its common stock for approximately $346 million. At September 30, 2012, the Company remained authorized to purchase approximately $654 million of its common stock under its current stock repurchase program.
Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss at September 30, 2012 and March 31, 2012 was approximately $118 million and $108 million, respectively, due to foreign currency translation losses.
Cash Dividends: The Company’s Board of Directors declared the following dividends during the six months ended September 30, 2012 and 2011:
Six Months Ended September 30, 2012:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 8, 2012	$0.25	May 22, 2012	$119	June 12, 2012
August 2, 2012	$0.25	August 14, 2012	$116	September 11, 2012
Six Months Ended September 30, 2011:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 12, 2011	$0.05	May 23, 2011	$25	June 16, 2011
August 3, 2011	$0.05	August 16, 2011	$25	September 14, 2011

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE
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
The following table presents basic and diluted income from continuing operations per common share information for the three and six months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Basic income from continuing operations per common share:
Income from continuing operations	$222	$236	$462	$464
Less: Income from continuing operations allocable to participating securities	(2)	(3)	(5)	(6)
Income from continuing operations allocable to common shares	$220	$233	$457	$458
Weighted average common shares outstanding	458	493	462	497
Basic income from continuing operations per common share	$0.48	$0.47	$0.99	$0.92
Diluted income from continuing operations per common share:
Income from continuing operations	$222	$236	$462	$464
Less: Income from continuing operations allocable to participating securities	(2)	(3)	(5)	(6)
Income from continuing operations allocable to common shares	$220	$233	$457	$458
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	458	493	462	497
Weighted average effect of share-based payment awards	1	1	1	1
Denominator in calculation of diluted income per share	459	494	463	498
Diluted income from continuing operations per common share	$0.48	$0.47	$0.99	$0.92

For the three months ended September 30, 2012 and 2011, respectively, approximately 4 million and 9 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 5 million and 6 million for the three months ended September 30, 2012 and 2011, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.
For the six months ended September 30, 2012 and 2011, respectively, approximately 3 million and 5 million restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 6 million and 6 million for the six months ended September 30, 2012 and 2011, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Costs of licensing and maintenance	$1	$1	$1	$2
Cost of professional services	1	1	2	2
Selling and marketing	8	6	18	16
General and administrative	7	4	15	12
Product development and enhancements	4	4	8	9
Share-based compensation expense before tax	$21	$16	$44	$41
Income tax benefit	(8)	(6)	(16)	(14)
Net share-based compensation expense	$13	$10	$28	$27
The following table summarizes information about unrecognized share-based compensation costs at September 30, 2012:

	Unrecognized Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$7	2.3
Restricted stock units	19	2.1
Restricted stock awards	81	2.1
Performance share units	30	2.8
Total unrecognized share-based compensation costs	$137	2.3
There were no capitalized share-based compensation costs for the three and six months ended September 30, 2012 or 2011.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2012 and 2011, the Company issued options for 0.7 million shares and 0.6 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

	Six Months Ended September 30,
	2012	2011
Weighted average fair value	9.09	5.99
Dividend yield	3.96%	0.91%
Expected volatility factor (1)	59%	33%
Risk-free interest rate (2)	0.8%	1.7%
Expected life (in years) (3)	4.5	4.5

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

The table below summarizes all of the RSUs and RSAs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three and six months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Six Months Ended September 30,
	2012		2011		2012	2011
			(shares in millions)
RSUs
Shares	—	(1)	—		0.7	0.7
Weighted avg. grant date fair value (2)	$23.63		$—		$24.29	$24.08
RSAs
Shares	—	(1)	—	(1)	3.6	3.6
Weighted avg. grant date fair value (3)	$25.54		$22.47		$26.23	$24.65

(1)	Less than 0.1 million.

(2)
The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

(3)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.
Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the offer period. The ESPP is non-compensatory. For the six-month offer period ending June 30, 2012, the Company issued approximately 0.1 million shares under the ESPP at an average price of $25.74 per share. As of September 30, 2012, approximately 29.9 million shares are available for future issuances under the ESPP.

NOTE N – INCOME TAXES
Income tax expense for the three and six months ended September 30, 2012 was $105 million and $235 million, respectively, compared with the three and six months ended September 30, 2011 of $91 million and $196 million, respectively. For the three and six months ended September 30, 2011, the Company recognized a net tax benefit of $15 million and $18 million, respectively, resulting primarily from the recognition of tax benefits related to an investment in a foreign subsidiary.

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
 The Company’s effective income tax rate, excluding the impact of discrete items, for the six months ended September 30, 2012 and 2011 was 33.0% and 32.4%, respectively. Legislative changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal year 2013, which are not considered in the Company’s estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company’s consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal year 2013 and the Company is anticipating a fiscal year 2013 effective tax rate of approximately 30% to 31%.

NOTE O – SEGMENT INFORMATION
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
As part of the Company’s efforts to more fully utilize its intellectual property assets, in the first quarter of fiscal 2013, the Company closed a transaction that assigned the rights to certain of these assets to a large technology company for $35 million. The entire contract amount is included in the Enterprise Solutions segment for the six months ended September 30, 2012. The Company will continue to have the ability to use these intellectual property assets in current and future product offerings.
During the second quarter of fiscal 2012, the Company incurred severance costs associated with the Fiscal 2012 Plan, of which $23 million, $20 million and $1 million were assigned to the Mainframe Solutions, Enterprise Solutions and Services segments, respectively.  Refer to Note C, “Severance and Exit Costs.”

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s segment information for the three and six months ended September 30, 2012 and 2011 is as follows:

Three Months Ended September 30, 2012	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$619	$438	$95	$1,152
Expenses	247	410	89	746
Segment profit	$372	$28	$6	$406
Segment operating margin	60%	6%	6%	35%
Depreciation and amortization	$27	$40	$—	$67
Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended September 30, 2012:

Segment profit	$406
Less:
Purchased software amortization	27
Other intangibles amortization	13
Share-based compensation expense	21
Other (gains) expenses, net (1)	8
Interest expense, net	10
Income from continuing operations before income taxes	$327

(1)	Other (gains) expenses, net consists of other unallocated costs including foreign exchange derivative (gains) losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended September 30, 2012	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,247	$864	$186	$2,297
Expenses	507	769	176	1,452
Segment profit	$740	$95	$10	$845
Segment operating margin	59%	11%	5%	37%
Depreciation and amortization	$53	$78	$—	$131
Reconciliation of segment profit to income from continuing operations before income taxes for the six months ended September 30, 2012:

Segment profit	$845
Less:
Purchased software amortization	54
Other intangibles amortization	27
Share-based compensation expense	44
Other (gains) expenses, net (1)	2
Interest expense, net	21
Income from continuing operations before income taxes	$697

(1)	Other (gains) expenses, net consists of other unallocated costs including foreign exchange derivative (gains) losses, and other miscellaneous costs.

Three Months Ended September 30, 2011	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$655	$449	$96	$1,200
Expenses	308	422	92	822
Segment profit	$347	$27	$4	$378
Segment operating margin	53%	6%	4%	32%
Depreciation and amortization	$25	$32	$—	$57
Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended September 30, 2011:

Segment profit	$378
Less:
Purchased software amortization	26
Other intangibles amortization	15
Share-based compensation expense	16
Other (gains) expenses, net (1)	(12)
Interest expense, net	6
Income from continuing operations before income taxes	$327

(1)	Other (gains) expenses, net consists of other unallocated costs including foreign exchange derivative (gains) losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended September 30, 2011	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,301	$876	$186	$2,363
Expenses	584	804	180	1,568
Segment profit	$717	$72	$6	$795
Segment operating margin	55%	8%	3%	34%
Depreciation and amortization	$49	$63	$—	$112
Reconciliation of segment profit to income from continuing operations before income taxes for the six months ended September 30, 2011:

Segment profit	$795
Less:
Purchased software amortization	49
Other intangibles amortization	34
Share-based compensation expense	41
Other (gains) expenses, net (1)	(4)
Interest expense, net	15
Income from continuing operations before income taxes	$660

(1)	Other (gains) expenses, net consists of other unallocated costs including foreign exchange derivative (gains) losses, and other miscellaneous costs.

The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

(in millions)	Three Months Ended September 30, 2012	Six Months Ended September 30, 2012	Three Months Ended September 30, 2011	Six Months Ended September 30, 2011
United States	$685	$1,368	$690	$1,362
Europe	266	538	302	600
Other	201	391	208	401
Total revenue	$1,152	$2,297	$1,200	$2,363

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
We believe it is vital for companies to effectively accelerate, transform and secure all of their various computing environments, while being able to deliver new services quickly based on their business needs. Our core strengths in IT management and security, combined with our investments in innovative technologies, position us to serve a range of customers which we divided into three customer segments in the fourth quarter of fiscal 2012: (1) approximately 1,000 core large existing enterprise customers with annual revenue in excess of $2 billion (Large Existing Enterprises), which currently account for approximately 80% of our revenue; (2) enterprises with revenue in excess of $2 billion that have not historically been significant customers of ours (Large New Enterprises), a customer segment that we believe includes 4,500 potential new customers but where we intend to initially focus on approximately 1,000 of these customers selected based on our current geographical and vertical strengths; and (3) approximately 7,000 enterprises with revenue between $300 million and $2 billion and in fast growing geographies like Latin America and Asia (Growth Markets). During the first quarter of fiscal 2013, we made organizational changes to allow us to focus better on our customer segmentation. Key aspects of these changes include: consolidating all disciplines associated with our Growth Markets initiatives into one general manager, consolidating our business operations into our finance team, enhancing the processes for evaluating sales opportunities by region and customer segment and increasing executive oversight over key transactions. In addition, we introduced new products and solutions during the second quarter of fiscal 2013 and we expect to introduce new products and solutions throughout the second half of fiscal 2013 that we believe should create selling opportunities across all customer segments. All these efforts are designed to accelerate new product sales outside of our contract renewal cycle. We believe by targeting these customer segments, we are more than doubling our total addressable market. Our customer segmentation initiative has taken longer than anticipated to gain traction. As part of this initiative, we have also developed a new management process intended to improve the visibility and quality of our pipeline. We believe that these initiatives will benefit our performance in the long-term.
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

EXECUTIVE SUMMARY
The following is a summary of the analysis of our results contained in our MD&A for the second quarter of fiscal 2013.
Total revenue for the second quarter of fiscal 2013 decreased 4% to $1,152 million compared with $1,200 million in the year-ago period, primarily due to an unfavorable foreign exchange effect. Within total revenue there was a decrease in subscription and maintenance revenue, which was partially offset by an increase in software fees and other revenue. Excluding the foreign exchange effect, revenue for the second quarter of fiscal 2013 was flat compared with the second quarter of fiscal 2012. Due to our performance in the first half of fiscal 2013, the macro-economic environment in which we believe customers are elongating their sales cycles, and the expectation of delaying the closing of some transactions in our pipeline until later in fiscal 2013 and after fiscal 2013, we currently expect a year-over-year decrease in total revenue for fiscal 2013 compared with fiscal 2012.
Total bookings in the second quarter of fiscal 2013 decreased 14% compared with the year-ago period to $837 million primarily due to a year-over-year decline in enterprise solutions new product and mainframe capacity sales, and to a lesser extent subscription and maintenance renewals and professional services bookings. These decreases were partially offset by an increase in software fees and other bookings, which are recognized as software fees and other revenue. Total new product and mainframe capacity sales in the second quarter of fiscal 2013 declined by approximately 25% compared with the second quarter of fiscal 2012. Within these bookings, enterprise solutions new product sales and mainframe capacity sales decreased, while mainframe new product sales increased slightly from the year-ago period. Mainframe capacity sales were negatively affected by lower mainframe renewals because renewals are an important opportunity to sell additional mainframe capacity. Enterprise solutions new product sales were affected by lower than expected sales outside of a renewal. In addition, mainframe capacity and enterprise solutions new product sales were negatively affected by a difficult macroeconomic environment, in which we saw our customers become cautious with capacity purchases, elongate sales cycles and move deals outside of the quarter. We now expect our fiscal 2013 renewal portfolio to decline by approximately 10% compared with fiscal 2012. We expect our fiscal 2013 third quarter renewals to decrease year-over-year and our fiscal 2013 fourth quarter renewals to increase year-over-year. For the second quarter of fiscal 2013, our percentage renewal yield was in the high 80s, which is slightly lower than historical levels primarily as a result of two transactions.
Total expenses before interest and income taxes of $815 million for the second quarter of fiscal 2013 decreased 6% compared with $867 million in the second quarter of fiscal 2012. Total expenses for the second quarter of fiscal 2013 decreased compared with the second quarter of fiscal 2012 as a result of $44 million in severance costs incurred in the year-ago period that were associated with our fiscal 2012 workforce reduction (Fiscal 2012 Plan). In addition, the year-over-year decrease in expenses was partially attributable to a favorable effect of foreign exchange on operating expenses and a decrease in commission expense within selling and marketing expenses.
Income from continuing operations before interest and income taxes increased $4 million, or 1%, in the second quarter of fiscal 2013 compared with the year-ago period.
Income tax expense increased $14 million for the second quarter of fiscal 2013 compared with the year-ago period as a result of favorable discrete items that occurred in the second quarter of fiscal 2012 but did not reoccur in the second quarter of fiscal 2013.
Diluted income from continuing operations per share for the second quarter of fiscal 2013 was $0.48, compared with $0.47 in the year-ago period, reflecting an increase in operating income as a result of the decrease in operating expenses and our repurchases of common shares.
For the second quarter of fiscal 2013, our segment performance results were as follows:
Mainframe Solutions revenue for the second quarter of fiscal 2013 decreased $36 million from the year-ago period primarily due to an unfavorable foreign exchange effect of $25 million and a decrease in subscription and maintenance revenue, which is attributable to a decrease in subscription and maintenance bookings due to lower new product and mainframe capacity sales in prior periods. Mainframe Solutions operating margin for the second quarter of fiscal 2013 was favorably affected by a decrease in severance costs associated with the Fiscal 2012 Plan, which were incurred in the second quarter of fiscal 2012, and from the favorable effect of foreign exchange.
Enterprise Solutions revenue for the second quarter of fiscal 2013 decreased $11 million from the year-ago period, due to an unfavorable foreign exchange effect of $14 million compared with the year-ago period. Within Enterprise Solutions revenue, there was a decrease in service assurance and data management products, partially offset by an increase in revenue from our SaaS, ITKO and security products. Enterprise Solutions operating margin was favorably affected by a decrease in severance costs associated with the Fiscal 2012 Plan, which were incurred in the second quarter of fiscal 2012. This decrease in expenses was partially offset by our additional investments in ITKO and Nimsoft products. As a result of the decrease in expenses, Enterprise Solutions operating margin for the second quarter of fiscal 2013 remained consistent with the year-ago period.

Services revenue and expenses for the second quarter of fiscal 2013 were consistent with the second quarter of fiscal 2012. Operating margin for Services increased to 6% in the second quarter of fiscal 2013 compared with 4% in the second quarter of fiscal 2012 as a result of the slight reduction in expenses.
Total revenue backlog of $7,460 million at September 30, 2012 decreased 8% compared with $8,067 million at September 30, 2011. The current portion of revenue backlog of $3,453 million at September 30, 2012 decreased by 3% compared with the balance of $3,546 million at September 30, 2011. Revenue backlog in the quarter was unfavorably affected by a decline in year-over-year bookings performance. We expect a continued decline in revenue backlog year-over-year through fiscal 2013 prior to an expected increase in our renewal portfolio in fiscal 2014. Generally, we believe that a change in the current portion of revenue backlog on a year-over-year basis is an indicator of future subscription and maintenance revenue performance due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.
Cash provided by continuing operating activities for the second quarter of fiscal 2013 was $89 million, representing a decrease of $101 million compared with the second quarter of fiscal 2012. The decrease was primarily due to a decrease in cash collections of $142 million that was attributable to lower new product sales in the first quarter of fiscal 2013 that negatively affected billings for the second quarter of fiscal 2013. Due to our performance in the first half of fiscal 2013, the macro-economic environment in which we believe customers are elongating their sales cycles, and the expectation of delaying the closing of some transactions in our pipeline until later in fiscal 2013 and after fiscal 2013, we currently expect lower billings and collections for fiscal 2013 compared with fiscal 2012. As a result, we expect a year-over-year decrease in cash flows from operations for fiscal 2013 compared with fiscal 2012.

PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Second Quarter Comparison Fiscal 2013 Versus Fiscal 2012
				Percent
	2013	2012	Change	Change
	(dollars in millions)
Total revenue	$1,152	$1,200	$(48)	(4)%
Income from continuing operations	$222	$236	$(14)	(6)%
Cash provided by operating activities – continuing operations	$89	$190	$(101)	(53)%
Total bookings	$837	$972	$(135)	(14)%
Subscription and maintenance bookings	$626	$761	$(135)	(18)%
Weighted average subscription and maintenance license agreement duration in years	3.11	3.59	(0.48)	(13)%

	First Half Comparison Fiscal 2013 Versus Fiscal 2012
				Percent
	2013	2012	Change	Change
	(dollars in millions)
Total revenue	$2,297	$2,363	$(66)	(3)%
Income from continuing operations	$462	$464	$(2)	—%
Cash provided by operating activities – continuing operations	$272	$333	$(61)	(18)%
Total bookings	$1,390	$1,837	$(447)	(24)%
Subscription and maintenance bookings	$1,009	$1,449	$(440)	(30)%
Weighted average subscription and maintenance license agreement duration in years	2.99	3.44	(0.45)	(13)%

	September 30, 2012	March 31, 2012	Change From Year End	September 30, 2011	Change From Prior Year Quarter
	(in millions)
Cash, cash equivalents and investments(1)	$2,248	$2,679	$(431)	$2,382	$(134)
Total debt	$1,294	$1,301	$(7)	$1,310	$(16)
Total expected future cash collections from committed contracts(2)	$5,117	$5,745	$(628)	$5,630	$(513)
Total revenue backlog(2)	$7,460	$8,473	$(1,013)	$8,067	$(607)
Total current revenue backlog(2)	$3,453	$3,714	$(261)	$3,546	$(93)

(1)	At September 30, 2012 and March 31, 2012, investments were $162 million and less than $1 million, respectively. At September 30, 2011, investments were $179 million.

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
“Deferred revenue (billed or collected)” is composed of: (i) amounts received from customers in advance of revenue recognition, (ii) amounts billed but not collected for which revenue has not yet been earned, and (iii) amounts received in advance of revenue recognition from financial institutions where we have transferred our interest in committed installments (referred to as “Financing obligations and other” in Note G, “Deferred Revenue,” in the Notes to the Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS
The following tables present revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the second quarter and first half of fiscal 2013 and fiscal 2012 and the period-over-period dollar and percentage changes for those line items. These comparisons of past financial results are not necessarily indicative of future results.

	Second Quarter Comparison Fiscal 2013 Versus Fiscal 2012
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2013	2012	2013 / 2012	2013 / 2012	2013	2012
	(in millions)
Revenue
Subscription and maintenance revenue	$963	$1,022	$(59)	(6)%	84%	85%
Professional services	95	96	(1)	(1)	8	8
Software fees and other	94	82	12	15	8	7
Total revenue	$1,152	$1,200	$(48)	(4)%	100%	100%
Expenses
Costs of licensing and maintenance	$69	$71	$(2)	(3)%	6%	6%
Cost of professional services	88	91	(3)	(3)	8	8
Amortization of capitalized software costs	67	55	12	22	6	5
Selling and marketing	317	370	(53)	(14)	28	31
General and administrative	98	104	(6)	(6)	9	9
Product development and enhancements	123	140	(17)	(12)	11	12
Depreciation and amortization of other intangible assets	40	43	(3)	(7)	3	4
Other (gains) expenses, net	13	(7)	20	NM	1	(1)
Total expenses before interest and income taxes	$815	$867	$(52)	(6)%	71%	72%
Income from continuing operations before interest and income taxes	$337	$333	$4	1%	29%	28%
Interest expense, net	10	6	4	67	1	1
Income from continuing operations before income taxes	$327	$327	$—	—%	28%	27%
Income tax expense	105	91	14	15	9	8
Income from continuing operations	$222	$236	$(14)	(6)%	19%	20%

	First Half Comparison Fiscal 2013 Versus Fiscal 2012
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2013	2012	2013 / 2012	2013 / 2012	2013	2012
	(in millions)
Revenue
Subscription and maintenance revenue	$1,940	$2,029	$(89)	(4)%	85%	86%
Professional services	186	186	—	—	8	8
Software fees and other	171	148	23	16	7	6
Total revenue	$2,297	$2,363	$(66)	(3)%	100%	100%
Expenses
Costs of licensing and maintenance	$138	$138	$—	—%	6%	6%
Cost of professional services	174	179	(5)	(3)	8	8
Amortization of capitalized software costs	131	105	26	25	6	4
Selling and marketing	622	696	(74)	(11)	27	29
General and administrative	208	218	(10)	(5)	9	9
Product development and enhancements	248	258	(10)	(4)	11	11
Depreciation and amortization of other intangible assets	81	90	(9)	(10)	4	4
Other (gains) expenses, net	(23)	4	(27)	NM	(1)	—
Total expenses before interest and income taxes	$1,579	$1,688	$(109)	(6)%	69%	71%
Income from continuing operations before interest and income taxes	$718	$675	$43	6%	31%	29%
Interest expense, net	21	15	6	40	1	1
Income from continuing operations before income taxes	$697	$660	$37	6%	30%	28%
Income tax expense	235	196	39	20	10	8
Income from continuing operations	$462	$464	$(2)	—%	20%	20%
Note:     Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
As more fully described below, the decrease in total revenue in the second quarter and first half of fiscal 2013 compared with the second quarter and first half of fiscal 2012 was primarily attributable to an unfavorable foreign exchange effect of $43 million and $75 million, respectively. Within total revenue for the second quarter and first half of fiscal 2013, there was a decrease in subscription and maintenance revenue, which was partially offset by the increase in software fees and other revenue. Due to our performance in the first half of fiscal 2013, the macro-economic environment in which we believe customers are elongating their sales cycles, and the expectation of delaying the closing of some transactions in our pipeline until later in fiscal 2013 and after fiscal 2013, we currently expect a year-over-year decrease in total revenue for fiscal 2013 compared with fiscal 2012.

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
The decrease in subscription and maintenance revenue in the second quarter and first half of fiscal 2013 compared with the second quarter and first half of fiscal 2012 was primarily attributable to an unfavorable foreign exchange effect of $37 million and $66 million, respectively. The decrease in subscription and maintenance revenue was also attributable to a decrease in subscription and maintenance bookings from lower new product and mainframe capacity sales in prior periods and an increase in the percentage of our total bookings recognized on an up-front basis within software fees and other revenue. We expect that an increased percentage of bookings recognized as software fees and other revenue will have an unfavorable effect on future subscription and maintenance revenue.
Professional Services
Professional services revenue primarily includes product implementation, consulting, customer training and customer education. Professional services revenue for the second quarter and first half of fiscal 2013 was consistent with the second quarter and first half of fiscal 2012 due to an unfavorable foreign exchange effect. Without the unfavorable effect of foreign exchange, professional services revenue for the second quarter and first half of fiscal 2013 was slightly higher compared with the year-ago periods.
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
Software fees and other revenue increased for the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012 primarily due to an increase of $5 million in revenue from our perpetual enterprise solutions products and $6 million in revenue from our SaaS offerings. Within the increase in perpetual enterprise solutions product sales, $18 million was attributable to products that became eligible for up-front revenue recognition in the second half of fiscal 2012. These increases were mostly offset by a decrease in sales of our other perpetual enterprise solutions products.
Software fees and other revenue increased for the first half of fiscal 2013 compared with the first half of fiscal 2012 primarily due to an increase of $12 million in revenue from our perpetual enterprise solutions products and $12 million in revenue from our SaaS offerings. Within the increase in perpetual enterprise solutions product sales, $37 million was attributable to products that became eligible for up-front revenue recognition in the second half of fiscal 2012. These increases were mostly offset by a decrease in sales of our other perpetual enterprise solutions products.

Total Revenue by Geography
The following tables present the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the second quarter and first half of fiscal 2013 and the second quarter and first half of fiscal 2012.

	Second Quarter Comparison Fiscal 2013 Versus Fiscal 2012
	2013	%	2012	%	Dollar Change	Percentage Change
	(dollars in millions)
United States	$685	59%	$690	57%	$(5)	(1)%
International	467	41%	510	43%	(43)	(8)%
Total Revenue	$1,152	100%	$1,200	100%	$(48)	(4)%

	First Half Comparison Fiscal 2013 Versus Fiscal 2012
	2013	%	2012	%	Dollar Change	Percentage Change
	(dollars in millions)
United States	$1,368	60%	$1,362	58%	$6	—%
International	929	40%	1,001	42%	(72)	(7)%
Total Revenue	$2,297	100%	$2,363	100%	$(66)	(3)%
Revenue in the United States decreased by $5 million, or 1%, for the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012 primarily due to a decrease in subscription and maintenance revenue, partially offset by an increase in software fees and other revenue, as described above. International revenue decreased by $43 million, or 8%, for the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012. The decrease was due to an unfavorable foreign exchange effect of $43 million.
Revenue in the United States increased by $6 million, or less than 1%, for the first half of fiscal 2013 compared with the first half of fiscal 2012 primarily due to an increase in software fees and other revenue, partially offset by a decrease in subscription and maintenance revenue, as described above. International revenue decreased by $72 million, or 7%, for the first half of fiscal 2013 compared with the first half of fiscal 2012, due to an unfavorable foreign exchange effect of $75 million.
Price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.
Expenses
Operating expenses for the second quarter of fiscal 2013 decreased compared with the second quarter of fiscal 2012 as a result of $44 million in severance costs incurred in the year-ago period that were associated with our fiscal 2012 workforce reduction (Fiscal 2012 Plan). The decrease was also attributable to a favorable effect of foreign exchange on operating expenses and a decrease in commission expense within selling and marketing expenses.
Operating expenses for the first half of fiscal 2013 decreased compared with the first half of fiscal 2012 primarily due to the aforementioned severance costs incurred in the second quarter of fiscal 2012 and $35 million of income from the intellectual property transaction recognized in “Other (gains) expenses, net” in the first quarter of fiscal 2013. In addition, the decrease was also attributable to a favorable effect of foreign exchange on operating expenses and a decrease in commission expense within selling and marketing expenses.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs.  Costs of licensing and maintenance for the second quarter and first half of fiscal 2013 were consistent with the second quarter and first half of fiscal 2012.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the second quarter and first half of fiscal 2013 was slightly lower compared with the second quarter and first half of fiscal 2012, respectively. Operating margin for professional services increased to 7% and 6% in the second quarter and first half of fiscal 2013, respectively, compared with 5% and 4% in the second quarter and first half of fiscal 2012, respectively. The increase in operating margin for professional services was primarily attributable to a decrease in external consulting expense compared with year-ago periods. Operating margin for professional services does not include certain additional costs that are allocated to the Services segment (see “Performance of Segments” below).

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
The increase in amortization of capitalized software costs for the second quarter and first half of fiscal 2013 compared with the second quarter and first half of fiscal 2012 was primarily due to the increase in software development projects that have reached general availability in recent periods and amortization from assets acquired from our fiscal 2012 acquisitions.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. For the second quarter of fiscal 2013, the decrease in selling and marketing expenses compared with the second quarter of fiscal 2012 was primarily attributable to a decrease in severance costs of $27 million, which were associated with the Fiscal 2012 Plan and were recorded in the second quarter of fiscal 2012. In addition, selling and marketing expenses decreased in the second quarter of fiscal 2013 as result of a decrease in commission expenses of $12 million due to lower sales and a favorable foreign exchange effect.
For the first half of fiscal 2013, the decrease in selling and marketing expenses compared with the first half of fiscal 2012 was partially attributable to a decrease in severance costs of $27 million, which were associated with the Fiscal 2012 Plan and were recorded in the second quarter of fiscal 2012. In addition, selling and marketing expenses decreased in the first half of fiscal 2013 as a result of a decrease in commission expenses of $25 million due to lower sales in the first half and a favorable foreign exchange effect.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. For the second quarter and first half of fiscal 2013, general and administrative expenses decreased compared with the second quarter and first half of fiscal 2012, primarily due to a decrease in severance costs of $5 million, which were associated with the Fiscal 2012 Plan and were recorded in the second quarter of fiscal 2012 and a favorable foreign exchange effect.
Product Development and Enhancements
For the second quarters of fiscal 2013 and fiscal 2012, product development and enhancements expenses represented approximately 11% and 12% of total revenue, respectively. The decrease in product development and enhancements expenses was primarily attributable to a decrease in severance costs of $9 million, which were associated with the Fiscal 2012 Plan and were recorded in the second quarter of fiscal 2012, and a decrease in personnel-related costs.
For the first half of fiscal 2013 and fiscal 2012, product development and enhancements expenses represented approximately 11% of total revenue. The decrease in product development and enhancements expenses was primarily attributable to a decrease in severance costs of $9 million, which were associated with the Fiscal 2012 Plan and were recorded in the second quarter of fiscal 2012, and a decrease in personnel-related costs. These decreases were partially offset by a decrease in the proportion of expenditures that were capitalized during the first half of fiscal 2013 compared with the first half of fiscal 2012.
Depreciation and Amortization of Other Intangible Assets
The decrease in depreciation and amortization of other intangible assets for the second quarter and first half of fiscal 2013 compared with the second quarter and first half of fiscal 2012 was primarily due to the decrease in the amount of intangible assets acquired that are subject to amortization as a result of intangible assets becoming fully amortized.
Other (Gains) Expenses, Net
Other (gains) expenses, net includes gains and losses attributable to divested assets, foreign currency, exchange rate changes, impairment charges and other miscellaneous items. Foreign exchange derivative contracts are used to mitigate our operating risks and exposure to foreign currency exchange rates.
Other (gains) expenses, net increased $20 million for the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012.  The increase was primarily a result of a $9 million loss from foreign currency exchange rate fluctuations for the second quarter of fiscal 2013, as compared with a $6 million gain relating to our foreign exchange derivative contracts for the second quarter of fiscal 2012.
Other (gains) expenses, net decreased $27 million for the first half of fiscal 2013 compared with the first half of fiscal 2012.  The decrease was primarily a result of our efforts to more fully utilize our intellectual property assets.  In the first quarter of fiscal 2013, we closed a transaction that assigned the rights to certain of these assets to a large technology company for $35 million. We will continue to have the ability to use these intellectual property assets in current and future product offerings. As a result of this transaction during the first quarter of fiscal 2013, other (gains) expenses, net for the first half of fiscal 2013 included the $35 million in income from this transaction. Partially offsetting this decrease was a $10 million loss relating to our foreign exchange derivative contracts for the first half of fiscal 2013.

Interest Expense, Net
Interest expense, net for the second quarter and first half of fiscal 2013 increased slightly from the respective year-ago periods primarily due to a decrease in interest income due to lower interest rates and lower cash balances for the current periods compared with the respective year-ago periods.
Income Taxes
Income tax expense for the second quarter and first half of fiscal 2013 was $105 million and $235 million, respectively, compared with income tax expense of $91 million and $196 million for the second quarter and first half of fiscal 2012, respectively. Income tax expense increased $14 million for the second quarter of fiscal 2013 compared with the year-ago period as a result of favorable discrete items that occurred in the second quarter of fiscal 2012 but did not reoccur in the second quarter of fiscal 2013. Income tax expense increased $39 million for the first half of fiscal 2013 compared with the year-ago period as a result of an increase in income from continuing operations before income taxes and favorable discrete items that occurred in the first half of fiscal 2012 but did not reoccur in the first half of fiscal 2013.
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
Our effective income tax rate, excluding the impact of discrete items, for the three months ended September 30, 2012 and 2011 was 33.0% and 32.4%, respectively. Legislative changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal 2013 which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal 2013 and we are anticipating a fiscal 2013 effective tax rate closer to the high end of a 30% to 31% range.

Performance of Segments
Segment financial information for the second quarter and first half of fiscal 2013 and fiscal 2012 is as follows:

Mainframe Solutions
	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012
	(dollars in millions)
Revenue	$619	$655
Expenses	247	308
Segment profit	$372	$347
Segment operating margin	60%	53%

	First Half Fiscal 2013	First Half Fiscal 2012
	(dollars in millions)
Revenue	$1,247	$1,301
Expenses	507	584
Segment profit	$740	$717
Segment operating margin	59%	55%
For the second quarter and first half of fiscal 2013, Mainframe Solutions revenue decreased from the year-ago periods primarily due to an unfavorable foreign exchange effect of $25 million and $44 million, respectively, and a decrease in subscription and maintenance revenue, which was attributable to a decrease in subscription and maintenance bookings from lower new product and mainframe capacity sales in prior periods. Mainframe Solutions expenses for the second quarter and first half of fiscal 2013 decreased from the year-ago periods as a result of a decrease in severance costs associated with the Fiscal 2012 Plan of $23 million, which were incurred in the second quarter of fiscal 2012, and due to the favorable effect of foreign exchange. As result of the decrease in expenses, Mainframe Solutions operating margin for the second quarter and first half of fiscal 2013 increased from the year-ago periods.

Enterprise Solutions
	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012
	(dollars in millions)
Revenue	$438	$449
Expenses	410	422
Segment profit	$28	$27
Segment operating margin	6%	6%

	First Half Fiscal 2013	First Half Fiscal 2012
	(dollars in millions)
Revenue	$864	$876
Expenses	769	804
Segment profit	$95	$72
Segment operating margin	11%	8%

Enterprise Solutions revenue for the second quarter of fiscal 2013 decreased compared with the year-ago period, due to an unfavorable foreign exchange effect of $14 million compared with the year-ago period.  Within Enterprise Solutions revenue there was a decrease in our service assurance and data management products, partially offset by an increase in revenue from our SaaS, ITKO and security products. Enterprise Solutions expenses for the second quarter of fiscal 2013 decreased compared with the year-ago period as a result of a decrease in severance costs associated with the Fiscal 2012 Plan of $20 million, which were incurred in the second quarter of fiscal 2012. This decrease was partially offset by our investments in ITKO and Nimsoft products. As a result of the decrease in expenses, Enterprise Solutions operating margin for the second quarter of fiscal 2013 remained consistent with the year-ago period.
Enterprise Solutions revenue for the first half of fiscal 2013 decreased compared with the year-ago period, due to an unfavorable foreign exchange effect of $25 million compared with the year-ago period.  Within Enterprise Solutions revenue there was a decrease in our service assurance and data management products, partially offset by an increase in revenue from our SaaS, ITKO and security products. Enterprise Solutions operating margin for the first half of fiscal 2013 increased 3 points compared with the first half of fiscal 2012 from 8% to 11%, primarily due to the income from the aforementioned $35 million intellectual property transaction, which contributed 4 points to operating margin in the first half of fiscal 2013, and a decrease in severance costs associated with the Fiscal 2012 Plan. These favorable items were partially offset by our additional investments in ITKO and Nimsoft products.

Services
	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012
	(dollars in millions)
Revenue	$95	$96
Expenses	89	92
Segment profit	$6	$4
Segment operating margin	6%	4%

	First Half Fiscal 2013	First Half Fiscal 2012
	(dollars in millions)
Revenue	$186	$186
Expenses	176	180
Segment profit	$10	$6
Segment operating margin	5%	3%
Services revenue and expenses for the second quarter of fiscal 2013 were consistent with the second quarter of fiscal 2012. Operating margin for Services increased to 6% in the second quarter of fiscal 2013 compared with 4% in the second quarter of fiscal 2012 as a result of the slight reduction in expenses.
Services revenue and expenses for the first half of fiscal 2013 were consistent with the first half of fiscal 2012. Operating margin for Services increased to 5% in the first half of fiscal 2013 compared with 3% in the first half of fiscal 2012 as a result of the slight reduction in expenses.
Refer to Note O, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Bookings
Total Bookings
For the second quarter of fiscal 2013 and 2012, total bookings were $837 million and $972 million, respectively. The decrease in bookings reflected a year-over-year decline in enterprise solutions new product and mainframe capacity sales and, to a lesser extent, lower subscription and maintenance renewals and professional services bookings. These decreases were partially offset by an increase in software fees and other bookings, which are recognized as software fees and other revenue. Professional services bookings decreased due to a lower number of engagements, which are largely dependent on new product sales.

Generally, quarters with smaller renewal inventories result in a lower level of bookings both because renewal bookings will be lower and, to a lesser extent, because renewals also remain an important selling opportunity for new products and mainframe capacity. Renewal bookings for the second quarter of fiscal 2013, which generally do not include new product and capacity sales and professional services arrangements, decreased compared with the prior-year period primarily due to the timing of our renewal portfolio.
Total bookings decreased in the United States. This decrease was partially offset by an increase in bookings from the Latin America and the Europe, Middle East and Africa regions.
Total new product and mainframe capacity sales in the second quarter of fiscal 2013 declined by approximately 25% compared with the second quarter of fiscal 2012. Within these bookings, enterprise solutions new product sales, including sales of our service assurance products, and mainframe capacity sales decreased, while mainframe new product sales increased slightly from the year-ago period. Mainframe capacity sales were negatively affected by lower mainframe renewals because renewals are an important opportunity to sell additional mainframe capacity. Enterprise solutions new product sales were affected by lower than expected sales outside of a renewal. In addition, mainframe capacity and enterprise solutions new product sales were negatively affected by a difficult macroeconomic environment in which we saw our customers become cautious with capacity purchases, elongate sales cycles and move deals outside of the quarter. New product sales decreased in all regions except Latin America.
For the first half of fiscal 2013 and fiscal 2012, total bookings were $1,390 million and $1,837 million, respectively. The decrease in bookings reflected a year-over-year decline in subscription and maintenance renewals, new product and mainframe capacity sales and professional services bookings. Professional services bookings decreased due to a lower number of engagements, which are largely dependent on new product sales. Total bookings decreased in the United States and, to a lesser extent, the Europe, Middle East and Africa region. This decrease was partially offset by an increase in the Asia Pacific Japan and Latin America regions.
Total new product and mainframe capacity sales in the first half of fiscal 2013 declined by approximately 30% compared with the first half of fiscal 2012. Within these bookings, new product sales decreased in all regions except the Latin America region. Mainframe new product and capacity sales were down primarily due to lower renewals in the first half of fiscal 2013, which were down to a greater extent in the first quarter. Enterprise solutions new product sales declined primarily due to our lower-than-expected sales of new products outside of our renewal process. Bookings performance was also negatively affected by a difficult macroeconomic environment, as described above. During the first quarter of fiscal 2013, bookings performance was unexpectedly disrupted by our efforts to align our sales force to execute our customer segmented go-to-market initiative. Although our customer segmentation initiative has taken longer than anticipated to gain traction, we continue to believe that this initiative will benefit our performance in the long-term.
Subscription and Maintenance Bookings
For the second quarter of fiscal 2013 and fiscal 2012, subscription and maintenance bookings were $626 million and $761 million, respectively. The decrease in subscription and maintenance bookings was attributable to a decrease in mainframe renewals primarily due to the timing of our mainframe renewal portfolio, a decline in enterprise solutions new product sales and a decline in mainframe capacity sales as a result of our smaller mainframe renewal portfolio. This decrease was partially offset by an increase in enterprise solutions renewals. Overall, renewals were down 6% from the year-ago period. We believe bookings performance for enterprise solutions new product and mainframe capacity sales was unfavorably affected by a difficult macroeconomic environment, as described above. In addition, enterprise solutions new product sales were affected by lower than expected sales performance outside of our renewal process.
During the second quarter of fiscal 2013, we renewed a total of 10 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $232 million. During the second quarter of fiscal 2012, we renewed a total of 10 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $321 million. We now expect our fiscal 2013 renewal portfolio to decline by approximately 10% compared with fiscal 2012. We expect our fiscal 2013 third quarter renewals to decrease year-over-year and our fiscal 2013 fourth quarter renewals to increase year-over-year. For the second quarter of fiscal 2013, our percentage renewal yield was in the high 80s, which is slightly lower than historical levels primarily as a result of two transactions.
For the first half of fiscal 2013 and fiscal 2012, subscription and maintenance bookings were $1,009 million and $1,449 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to our smaller renewal portfolio and, to a lesser extent, a decrease in new product and mainframe capacity sales.

Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. For the second quarter of fiscal 2013, annualized subscription and maintenance bookings decreased from $212 million in the prior year period to $201 million. The weighted average subscription and maintenance license agreement duration in years decreased from 3.59 in the second quarter of fiscal 2012 to 3.11 in the second quarter of fiscal 2013. This decrease was primarily attributable to the duration associated with the contracts in the renewal portfolio, the decrease in large contract renewals and the overall decrease in the number of renewals in the second quarter of fiscal 2013.
Although each contract is subject to terms negotiated by the respective parties, we do not currently expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 73% held in our subsidiaries outside the United States at September 30, 2012. Cash and cash equivalents totaled $2,086 million at September 30, 2012, representing a decrease of $593 million from the March 31, 2012 balance of $2,679 million. The decrease in cash was primarily a result of our payment of dividends, repurchases of our common stock and the purchase of short-term investments during the first half of fiscal 2013. During the first half of fiscal 2013, there was a $60 million unfavorable translation effect from foreign currency exchange rates on cash held outside the United States in currencies other than the U.S. dollar.
Although 73% of our cash and cash equivalents is held by foreign subsidiaries, we currently neither intend nor anticipate a need to repatriate these funds to the United States in the foreseeable future. We expect existing domestic cash, cash equivalents, and cash flows from operations to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding for capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding for capital expenditures for acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter.
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
For the second quarter of fiscal 2013, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $95 million compared with $100 million for the second quarter of fiscal 2012.

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

(in millions)	September 30, 2012	March 31, 2012	September 30, 2011
Billings backlog:
Amounts to be billed – current	$2,179	$2,220	$2,171
Amounts to be billed – noncurrent	2,354	2,623	2,858
Total billings backlog	$4,533	$4,843	$5,029
Revenue backlog:
Revenue to be recognized within the next 12 months – current	$3,453	$3,714	$3,546
Revenue to be recognized beyond the next 12 months – noncurrent	4,007	4,759	4,521
Total revenue backlog	$7,460	$8,473	$8,067
Deferred revenue (billed or collected)	$2,927	$3,630	$3,038
Unearned revenue yet to be billed	4,533	4,843	5,029
Total revenue backlog	$7,460	$8,473	$8,067
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

(in millions)	September 30, 2012	March 31, 2012	September 30, 2011
Expected future cash collections:
Total billings backlog	$4,533	$4,843	$5,029
Trade accounts receivable, net	584	902	601
Total expected future cash collections	$5,117	$5,745	$5,630
The decrease in billings backlog at September 30, 2012 compared with March 31, 2012 and September 30, 2011 was primarily driven by a decrease in total bookings in the first half of fiscal 2013.
The decrease in expected future cash collections at September 30, 2012 compared with March 31, 2012 and September 30, 2011 was primarily driven by a decrease in trade accounts receivable as a result of lower customer billings in the first half of fiscal 2013, as well as a decrease in billings backlog as described above.

The decrease in total revenue backlog at September 30, 2012 compared with March 31, 2012 and September 30, 2011 was primarily due to the decline of total bookings in the first half of fiscal 2013 and the increase in the percentage of bookings recognized as software fees and other revenue in the first half of fiscal 2013, which is not included in revenue backlog at September 30, 2012.
Revenue to be recognized in the next 12 months decreased by 7% at September 30, 2012 compared with March 31, 2012. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months decreased by 6% at September 30, 2012 compared with March 31, 2012.
Revenue to be recognized in the next 12 months decreased by 3% at September 30, 2012 compared with September 30, 2011. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months decreased by 2% at September 30, 2012 compared with September 30, 2011.
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
Cash Generated by Operating Activities

	Second Quarter of Fiscal		Change
	2013	2012	2013 / 2012
	(in millions)
Cash collections from billings(1)	$836	$978	$(142)
Vendor disbursements and payroll(1)	(708)	(778)	70
Income tax (payments) receipts, net	(25)	(23)	(2)
Other disbursements, net(2)	(14)	13	(27)
Cash generated by continuing operating activities	$89	$190	$(101)

(1)	Amounts include value added taxes and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.

	First Half of Fiscal		Change
	2013	2012	2013 / 2012
	(in millions)
Cash collections from billings(1)	$2,015	$2,240	$(225)
Vendor disbursements and payroll(1)	(1,626)	(1,665)	39
Income tax (payments) receipts, net	(150)	(221)	71
Other disbursements, net(2)	33	(21)	54
Cash generated by continuing operating activities	$272	$333	$(61)

(1)	Amounts include value added taxes and sales taxes.

(2)	Amounts include interest, restructuring, $35 million in cash proceeds received from the aforementioned intellectual property transaction and miscellaneous receipts and disbursements.

Second Quarter Comparison Fiscal 2013 Versus Fiscal 2012
Operating Activities:
Cash provided by continuing operating activities for the second quarter of fiscal 2013 was $89 million, representing a decrease of $101 million compared with the second quarter of fiscal 2012. The decrease was primarily due to a decrease in cash collections of $142 million that was attributable to lower new product sales in the first quarter of fiscal 2013 that negatively affected billings for the second quarter of fiscal 2013. In addition, the decrease in cash provided by continuing operating activities was affected by an increase in other disbursements, net of $27 million, which includes the settlement of a foreign exchange derivative that offset the first quarter of fiscal 2013 gain of $18 million on U.S. dollar-based cash equivalents held by our foreign subsidiaries. These decreases were partially offset by lower vendor disbursements and payroll of $70 million.
Investing Activities:
Cash used in investing activities for the second quarter of fiscal 2013 was $213 million compared with $393 million for the second quarter of fiscal 2012. The decrease in cash used in investing activities was primarily due to the decrease in cash paid for acquisitions of $333 million, offset by an increase in cash paid for investments of $120 million and a decrease in cash received from investment maturities of $32 million.
Financing Activities:
Cash used in financing activities for the second quarter of fiscal 2013 was $348 million compared with $228 million in the second quarter of fiscal 2012. The increase in cash used in financing activities was primarily due to an increase in cash dividends paid of $91 million and an increase of common shares repurchased of $58 million, offset by an increase in net borrowings mainly related to our notional pooling arrangement of $26 million.
First Half Comparison Fiscal 2013 Versus Fiscal 2012
Operating Activities:
Cash provided by continuing operating activities for the first half of fiscal 2013 was $272 million, representing a decrease of $61 million compared with the first half of fiscal 2012. The decrease was primarily due to a decrease in cash collections of $225 million that was attributable to lower billings, offset by a decrease in income tax payments of $71 million, a decrease in other disbursements, net of $54 million and a decrease in vendor disbursements and payroll of $39 million. For the first half of fiscal 2013, other disbursements, net includes $35 million in cash proceeds received as other income from the aforementioned intellectual property transaction that occurred in the first quarter of fiscal 2013. Due to our performance in the first half of fiscal 2013, the macro-economic environment in which we believe customers are elongating their sales cycles, and the expectation of delaying the closing of some transactions in our pipeline until later in fiscal 2013 and after fiscal 2013, we currently expect lower billings and collections for fiscal 2013 compared with fiscal 2012. As a result, we expect a year-over-year decrease in cash flows from operations for fiscal 2013 compared with fiscal 2012.
Investing Activities:
Cash used in investing activities for the first half of fiscal 2013 was $274 million compared with $500 million for the first half of fiscal 2012. The decrease in cash used in investing activities was primarily due to the decrease in cash paid for acquisitions of $357 million, offset by an increase in cash paid for investments of $83 million and a decrease in cash received from investment maturities of $43 million.
Financing Activities:
Cash used in financing activities for the first half of fiscal 2013 was $531 million compared with $581 million in the first half of fiscal 2012. The decrease in cash used in financing activities was primarily due to an increase in net borrowings mainly related to our notional pooling arrangement of $215 million, offset by an increase in cash dividends paid of $185 million.

Debt Obligations
As of September 30, 2012 and March 31, 2012, our debt obligations consisted of the following:

	September 30, 2012	March 31, 2012
	(in millions)
Revolving credit facility due August 2016	$—	$—
5.375% Senior Notes due November 2019	750	750
6.125% Senior Notes due December 2014, net of unamortized premium from fair value hedge of $25 and $27	525	527
Other indebtedness, primarily capital leases	24	29
Unamortized discount for Notes	(5)	(5)
Total debt outstanding	1,294	1,301
Less the current portion	(14)	(14)
Total long-term debt portion	$1,280	$1,287
Other Indebtedness
We have available an unsecured and uncommitted multi-currency line of credit to meet short-term working capital needs for our subsidiaries operating outside the United States. We use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At September 30, 2012 and March 31, 2012, $53 million and $55 million, respectively, was pledged in support of bank guarantees and other local credit lines and none of these arrangements had been drawn down by third parties.
We use a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, we and our participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. For the first half of fiscal 2013, the activity under this cash pooling arrangement was as follows:

(in millions)
Total borrowing position outstanding at March 31, 2012 (1)	$139
Borrowings	513
Repayments	(481)
Foreign currency exchange effect	(7)
Total borrowing position outstanding at September 30, 2012 (1)	$164

(1)	Included in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheets.
For the first half of fiscal 2012, borrowings and repayments related to this notional pooling arrangement were approximately $164 million and $97 million, respectively, and are presented within the financing activities section of our Condensed Consolidated Statements of Cash Flows.
For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2012 Form 10-K.
Effect of Exchange Rate Changes
There was a $60 million unfavorable impact to our cash balances in the first half of fiscal 2013 predominantly due to the strengthening of the U.S. dollar against the euro (4%), the Brazilian real (10%) and the Israeli shekel (5%), offset by the strengthening of the Japanese yen (6%) against the U.S. dollar.
There was an $85 million unfavorable impact to our cash balances in the first half of fiscal 2012 predominantly due to the strengthening of the U.S. dollar against the South African rand (20%), the Brazilian real (15%), the Swedish krona (9%), the Canadian dollar (8%), the Australian dollar (7%) and the euro (6%).

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2012 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At September 30, 2012, there has been no material change to this information.
New Accounting Pronouncements Recently Adopted
Presentation of Comprehensive Income: In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted ASU 2011-05 effective for the first quarter of fiscal 2013 and included the required disclosures in two separate but consecutive statements.
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
In the second quarter of fiscal year 2013, the Company implemented and began using its global enterprise resource planning system to process accounting transactions for the Latin America region.  The Company will continue to monitor and test this system as part of management's annual evaluation of internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Refer to Note J, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.
Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2012 Form 10-K. We believe that as of September 30, 2012, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the second quarter of fiscal 2013:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
July 1, 2012 - July 31, 2012	652	$24.30	652	$887,761
August 1, 2012 - August 31, 2012	5,828	$25.46	5,828	$739,374
September 1, 2012 - September 30, 2012	3,206	$26.75	3,206	$653,616
Total	9,686		9,686

On January 23, 2012, our Board of Directors approved a capital allocation program that authorized us to acquire up to $1.5 billion of our common stock through our fiscal year ending March 31, 2014.
In January 2012, we entered into an Accelerated Share Repurchase (ASR) agreement with a bank to repurchase $500 million of our common stock. Under the agreement, we paid $500 million to the bank for an initial delivery of 15 million shares in the fourth quarter of fiscal 2012. The fair market value of the initially delivered shares on the date of purchase was $375 million. The remaining $125 million was included in “Additional paid-in capital” in our Condensed Consolidated Balance Sheet at March 31, 2012.
The ASR transaction was completed in the first quarter of fiscal 2013, during which time we received 3.7 million additional shares. As a result, the initial amount of $125 million recorded as additional paid-in capital during the fourth quarter of fiscal 2012 was reclassified to treasury stock. The final number of shares delivered upon settlement of the agreement was determined based on the average price of our common stock over the term of the ASR agreement.
Excluding the settlement of the ASR agreement, we repurchased 13.5 million additional shares of our common stock for $346 million during the first half of fiscal 2013. At September 30, 2012, we remained authorized to purchase $654 million of our common stock under the capital allocation program.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
Regulation S-K
Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006.*

3.2	By-Laws of the Company, as amended.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007.*

10.1**	Summary description of amended financial planning benefit.	Filed herewith.

12.1	Statement of Ratio of Earnings to Fixed Charges.	Filed herewith.

15	Accountants’ acknowledgment letter.	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended, September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):	Filed herewith.

(i) Unaudited Condensed Consolidated Balance Sheets — September 30, 2012 and March 31, 2012.

(ii) Unaudited Condensed Consolidated Statements of Operations — Three and Six Months Ended September 30, 2012 and 2011.

(ii) Unaudited Condensed Consolidated Statements of Comprehensive Income — Three and Six Months Ended September 30, 2012 and 2011.

(iii) Unaudited Condensed Consolidated Statements of Cash Flows — Six Months Ended September 30, 2012 and 2011.

(iv) Notes to unaudited Condensed Consolidated Financial Statements — September 30, 2012.

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
Dated: October 26, 2012