Form 10-Q
period 2012-12-31
CA, INC.
filed 2013-01-24
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
or
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

(Check one:)
Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of January 17, 2013
par value $0.10 per share	455,923,672

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of December 31, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended December 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
New York, New York
January 24, 2013

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31, 2012	March 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,353	$2,679
Short-term investments	195	—
Trade accounts receivable, net	786	902
Deferred income taxes	326	231
Other current assets	143	153
TOTAL CURRENT ASSETS	$3,803	$3,965
Property and equipment, net of accumulated depreciation of $772 and $707, respectively	$339	$386
Goodwill	5,856	5,856
Capitalized software and other intangible assets, net	1,296	1,389
Deferred income taxes	21	151
Other noncurrent assets, net	243	250
TOTAL ASSETS	$11,558	$11,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$19	$14
Accounts payable	76	95
Accrued salaries, wages and commissions	281	350
Accrued expenses and other current liabilities	415	444
Deferred revenue (billed or collected)	2,234	2,658
Taxes payable, other than income taxes payable	77	80
Federal, state and foreign income taxes payable	225	96
Deferred income taxes	14	14
TOTAL CURRENT LIABILITIES	$3,341	$3,751
Long-term debt, net of current portion	$1,282	$1,287
Federal, state and foreign income taxes payable	421	430
Deferred income taxes	44	44
Deferred revenue (billed or collected)	957	972
Other noncurrent liabilities	100	116
TOTAL LIABILITIES	$6,145	$6,600
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 450,765,508 and 466,183,134 shares outstanding, respectively	59	59
Additional paid-in capital	3,582	3,491
Retained earnings	5,229	4,865
Accumulated other comprehensive loss	(119)	(108)
Treasury stock, at cost, 138,929,573 and 123,511,947 shares, respectively	(3,338)	(2,910)
TOTAL STOCKHOLDERS’ EQUITY	$5,413	$5,397
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,558	$11,997
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
REVENUE
Subscription and maintenance revenue	$966	$1,006	$2,906	$3,035
Professional services	97	103	283	289
Software fees and other	132	154	303	302
TOTAL REVENUE	$1,195	$1,263	$3,492	$3,626
EXPENSES
Costs of licensing and maintenance	$72	$69	$210	$207
Cost of professional services	92	91	266	270
Amortization of capitalized software costs	66	59	197	164
Selling and marketing	331	342	953	1,038
General and administrative	96	113	304	331
Product development and enhancements	120	126	368	384
Depreciation and amortization of other intangible assets	39	44	120	134
Other (gains) expenses, net	9	6	(14)	10
TOTAL EXPENSES BEFORE INTEREST AND INCOME TAXES	$825	$850	$2,404	$2,538
Income from continuing operations before interest and income taxes	$370	$413	$1,088	$1,088
Interest expense, net	12	9	33	24
Income from continuing operations before income taxes	$358	$404	$1,055	$1,064
Income tax expense	107	141	342	337
INCOME FROM CONTINUING OPERATIONS	$251	$263	$713	$727
Income from discontinued operations, net of income taxes	—	—	—	13
NET INCOME	$251	$263	$713	$740
BASIC INCOME PER SHARE
Income from continuing operations	$0.55	$0.54	$1.54	$1.46
Income from discontinued operations	—	—	—	0.03
Net income	$0.55	$0.54	$1.54	$1.49
Basic weighted average shares used in computation	452	483	458	492
DILUTED INCOME PER SHARE
Income from continuing operations	$0.55	$0.54	$1.53	$1.46
Income from discontinued operations	—	—	—	0.02
Net income	$0.55	$0.54	$1.53	$1.48
Diluted weighted average shares used in computation	453	484	460	493
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
Net income	$251	$263	$713	$740
OTHER COMPREHENSIVE (LOSS)/INCOME
Foreign currency translation adjustments	(1)	2	(11)	(66)
TOTAL OTHER COMPREHENSIVE INCOME	$(1)	$2	$(11)	$(66)
COMPREHENSIVE INCOME	$250	$265	$702	$674
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Nine Months Ended December 31,
	2012	2011
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income	$713	$740
Income from discontinued operations	—	(13)
Income from continuing operations	$713	$727
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	317	298
Provision for deferred income taxes	46	78
Provision for bad debts	4	(3)
Share-based compensation expense	62	61
Asset impairments and other non-cash items	6	15
Foreign currency transaction losses (gains)	19	(4)
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	105	12
Decrease in deferred revenue	(420)	(389)
Increase (decrease) in taxes payable, net	74	(33)
Decrease in accounts payable, accrued expenses and other	(37)	(34)
(Decrease) increase in accrued salaries, wages and commissions	(66)	5
Changes in other operating assets and liabilities	15	(4)
NET CASH PROVIDED BY OPERATING ACTIVITIES – CONTINUING OPERATIONS	$838	$729
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions of businesses, net of cash acquired, and purchased software	$(18)	$(373)
Purchases of property and equipment	(41)	(53)
Proceeds from divestiture of assets	—	7
Capitalized software development costs	(122)	(137)
Purchases of investments	(346)	(102)
Proceeds from sale of investments	—	27
Maturities of investments	163	72
Other investing activities	2	(1)
NET CASH USED IN INVESTING ACTIVITIES – CONTINUING OPERATIONS	$(362)	$(560)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Dividends paid	$(349)	$(75)
Purchases of common stock	(421)	(553)
Debt borrowings	791	240
Debt repayments	(796)	(371)
Exercise of common stock options and other	22	12
NET CASH USED IN FINANCING ACTIVITIES – CONTINUING OPERATIONS	$(753)	$(747)
Effect of exchange rate changes on cash	$(49)	$(96)
NET CHANGE IN CASH AND CASH EQUIVALENTS – CONTINUING OPERATIONS	$(326)	$(674)
CASH USED IN OPERATING ACTIVITIES – DISCONTINUED OPERATIONS	$—	$(21)
CASH PROVIDED BY INVESTING ACTIVITIES – DISCONTINUED OPERATIONS	—	4
NET EFFECT OF DISCONTINUED OPERATIONS ON CASH AND CASH EQUIVALENTS	$—	$(17)
DECREASE IN CASH AND CASH EQUIVALENTS	$(326)	$(691)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$2,679	$3,049
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,353	$2,358
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
Operating results for the three and nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013.
Divestitures: In June 2011, the Company sold its Internet Security business. The results of operations for this business and the related gain on disposal have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011. See Note B, “Divestitures,” for additional information.
Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 64% being held by the Company’s foreign subsidiaries outside the United States at December 31, 2012.
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
Statements of Cash Flows: For the nine months ended December 31, 2012 and 2011, interest payments, net for both periods were approximately $56 million and income taxes paid were approximately $190 million and $252 million, respectively. For the nine months ended December 31, 2012 and 2011, the excess tax benefits from options exercised included in financing activities from continuing operations were approximately $6 million and $3 million, respectively.
Non-cash investing activities for the nine months ended December 31, 2012 consisted of assets acquired under capital leases of $9 million and the purchase of a software license for $20 million, which will be paid during the fourth quarter of fiscal year 2013.
Non-cash financing activities for the nine months ended December 31, 2012 and 2011 consisted of treasury shares issued in connection with the following: share-based incentive awards granted under the Company’s equity compensation plans of approximately $63 million (net of approximately $34 million of taxes withheld) and $54 million (net of approximately $26 million of taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $29 million and $13 million, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because the bank maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The activity under this cash pooling arrangement for the nine months ended December 31, 2012 was as follows:

(in millions)
Total borrowing position outstanding at March 31, 2012 (1)	$139
Borrowings	791
Repayments	(787)
Foreign currency exchange effect	(3)
Total borrowing position outstanding at December 31, 2012 (1)	$140

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.
For the nine months ended December 31, 2011, borrowings and repayments related to the notional pooling arrangement were approximately $240 million and $112 million, respectively, and are presented within the financing activities section of the Condensed Consolidated Statements of Cash Flows.
Other Matters: As part of the Company’s efforts to more fully utilize its intellectual property assets, in the first quarter of fiscal 2013, the Company closed a transaction that assigned the rights to certain of these assets to a large technology company for $35 million. The entire contract amount is included in the “Other (gains) expenses, net” line of the Company’s Condensed Consolidated Statement of Operations for the nine months ended December 31, 2012. The Company will continue to have the ability to use these intellectual property assets in current and future product offerings.
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
The income from discontinued components for the sale of the Company’s Internet Security business, which occurred during the first quarter of fiscal year 2012, consisted of the following:

Nine Months Ended December 31, 2011
(in millions)
Subscription and maintenance revenue	$15
Total revenue	$15
Loss from operations of discontinued components, net of tax benefit of $6 million	$(10)
Gain on disposal of discontinued components, net of taxes	23
Income from discontinued operations, net of taxes	$13

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – SEVERANCE AND EXIT COSTS
Fiscal year 2012 workforce reduction plan: The fiscal year 2012 workforce reduction plan (Fiscal 2012 Plan) was announced in July 2011 and consisted of a workforce reduction of approximately 400 positions. This action is part of the Company’s efforts to reallocate resources and divest non-strategic parts of the business. The total amount incurred for severance under the Fiscal 2012 Plan was $39 million. Actions under the Fiscal 2012 Plan were substantially completed by the end of fiscal year 2012.
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
Fiscal year 2007 restructuring plan: In August 2006, the Company announced the fiscal year 2007 restructuring plan (Fiscal 2007 Plan) to significantly improve the Company’s expense structure and increase its competitiveness. The Fiscal 2007 Plan consisted of a workforce reduction of approximately 3,100 employees, global facilities consolidations and other cost reductions. The total amounts incurred for severance and facilities abandonment under the Fiscal 2007 Plan were $220 million and $118 million, respectively. Actions under the Fiscal 2007 Plan were substantially completed by the end of fiscal year 2010.
Accrued severance and exit costs and changes in the accruals during the nine months ended December 31, 2012 and 2011 associated with these plans as well as other severance actions were as follows:

(in millions)	Accrued Balance at March 31, 2012	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at December 31, 2012
Severance	$13	$18	$(3)	$(8)	$—	$20
Facilities abandonment	40	—	—	(11)	(4)	25
Total accrued liabilities	$53					$45

(in millions)	Accrued Balance at March 31, 2011	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at December 31, 2011
Severance	$8	$49	$(6)	$(30)	$—	$21
Facilities abandonment	47	—	—	(8)	1	40
Total accrued liabilities	$55					$61
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

NOTE D - INVESTMENTS
At December 31, 2012, short-term investments consisted of time deposits held by foreign entities that are denominated in currencies other than the U.S. dollar.  These investments have maturities greater than three months, but less than one year.
At March 31, 2012, short-term investments were less than $1 million.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	December 31, 2012	March 31, 2012
	(in millions)
Accounts receivable – billed	$727	$812
Accounts receivable – unbilled	69	80
Other receivables	13	26
Less: Allowances	(23)	(16)
Trade accounts receivable, net	$786	$902

NOTE F – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at December 31, 2012 were as follows:

	At December 31, 2012
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,651	$4,740	$911	$301	$610
Internally developed software products	1,487	638	849	310	539
Other intangible assets	813	429	384	237	147
Total capitalized software and other intangible assets	$7,951	$5,807	$2,144	$848	$1,296
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2012 were as follows:

	At March 31, 2012
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,628	$4,733	$895	$228	$667
Internally developed software products	1,366	574	792	258	534
Other intangible assets	814	412	402	214	188
Total capitalized software and other intangible assets	$7,808	$5,719	$2,089	$700	$1,389

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the capitalized software and other intangible assets recorded through December 31, 2012, the projected annual amortization expense for fiscal year 2013 and the next four fiscal years is expected to be as follows:

	Year Ended March 31,
	2013	2014	2015	2016	2017
	(in millions)
Purchased software products	$107	$101	$90	$89	$87
Internally developed software products	156	159	136	105	72
Other intangible assets	54	49	40	26	9
Total	$317	$309	$266	$220	$168

The Company evaluates the useful lives and recoverability of capitalized software and other intangible assets when events or changes in circumstances indicate that an impairment may exist. These evaluations require complex assumptions about key factors such as future customer demand, technology trends, and the impact of such factors on the technology the Company acquires and develops for its products.

As of December 31, 2012, no impairment exists and no revisions to useful lives are necessary within our Enterprise Solutions segment.  Impairment or revisions to useful lives could result from the use of alternative assumptions that reflect reasonably possible outcomes related to future customer demand or technology trends for certain assets in the Enterprise Solutions segment whose carrying amount is approximately $75 million.

At both December 31, 2012 and March 31, 2012, the goodwill balance was $5,856 million.

NOTE G – DEFERRED REVENUE
The current and noncurrent components of “Deferred revenue (billed or collected)” at December 31, 2012 and March 31, 2012 were as follows:

	December 31, 2012	March 31, 2012
	(in millions)
Current:
Subscription and maintenance	$2,068	$2,479
Professional services	149	162
Financing obligations and other	17	17
Total deferred revenue (billed or collected) – current	$2,234	$2,658
Noncurrent:
Subscription and maintenance	$920	$935
Professional services	35	35
Financing obligations and other	2	2
Total deferred revenue (billed or collected) – noncurrent	$957	$972
Total deferred revenue (billed or collected)	$3,191	$3,630

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, the fair value of these derivatives was an asset of approximately $22 million, of which approximately $12 million is included in “Other current assets” and approximately $10 million is included in “Other noncurrent assets, net” in the Company’s Condensed Consolidated Balance Sheet.
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
At December 31, 2012, foreign currency contracts outstanding consisted of purchase and sales contracts with a total notional value of approximately $740 million, which includes hedges on U.S. dollar investments held by a non-U.S. subsidiary outside of that subsidiary’s functional currency, and durations of less than three months. The net fair value of these contracts at December 31, 2012 was a net liability of less than $1 million, of which approximately $4 million is included in “Other current assets” and approximately $4 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
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
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations (in millions)
	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
Interest expense, net – interest rate swaps designated as fair value hedges	$(3)	$(3)
Other (gains) expenses, net – foreign currency contracts	$(7)	$8

	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations (in millions)
	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Interest expense, net – interest rate swaps designated as fair value hedges	$(9)	$(9)
Other (gains) expenses, net – foreign currency contracts	$2	$9
The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were in a net asset position at December 31, 2012 and March 31, 2012. The Company posted no collateral at December 31, 2012 or March 31, 2012. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and March 31, 2012:

	At December 31, 2012				At March 31, 2012
	Fair Value Measurement Using Input Types		Estimated Fair Value		Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total		Level 1	Level 2	Total
Assets:
Money market funds	$1,240	$—	$1,240	(1)	$1,374	$—	$1,374	(2)
Foreign exchange derivatives (3)	—	4	4		—	2	2
Interest rate derivatives (3)	—	22	22		—	27	27
Total Assets	$1,240	$26	$1,266		$1,374	$29	$1,403
Liabilities:
Foreign exchange derivatives (3)	$—	$4	$4		$—	$4	$4
Total Liabilities	$—	$4	$4		$—	$4	$4

(1)
At December 31, 2012, the Company had approximately $1,190 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheet.

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

At December 31, 2012 and March 31, 2012, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses, and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.
The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that are not measured at fair value on a recurring basis at December 31, 2012 and March 31, 2012:

	At December 31, 2012		At March 31, 2012
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,301	$1,438	$1,301	$1,408
Facilities abandonment reserve (2)	$26	$31	$42	$48

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facilities abandonment reserve is determined using the Company’s incremental borrowing rate at December 31, 2012 and March 31, 2012. At December 31, 2012 and March 31, 2012, the facilities abandonment reserve included approximately $8 million and $16 million, respectively, in “Accrued expenses and other current liabilities” and approximately $18 million and $26 million, respectively, in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets (Level 3).

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J– COMMITMENTS AND CONTINGENCIES
The Company, various subsidiaries, and certain current and former officers have been or, from time to time, may be named as defendants in various lawsuits and claims arising in the normal course of business. The Company also addresses contract issues and disputes with customers, including government customers. The Company believes that it has meritorious defenses in connection with these lawsuits, claims and disputes, and intends to vigorously contest each of them.
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
During the nine months ended December 31, 2012, excluding the ASR transaction, the Company repurchased approximately 17 million shares of its common stock for approximately $421 million. At December 31, 2012, the Company remained authorized to purchase approximately $579 million of its common stock under its current stock repurchase program.
Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss at December 31, 2012 and March 31, 2012 was approximately $119 million and $108 million, respectively, due to foreign currency translation losses.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash Dividends: The Company’s Board of Directors declared the following dividends during the nine months ended December 31, 2012 and 2011:
Nine Months Ended December 31, 2012:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 8, 2012	$0.25	May 22, 2012	$119	June 12, 2012
August 2, 2012	$0.25	August 14, 2012	$116	September 11, 2012
November 7, 2012	$0.25	November 20, 2012	$114	December 11, 2012
Nine Months Ended December 31, 2011:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 12, 2011	$0.05	May 23, 2011	$25	June 16, 2011
August 3, 2011	$0.05	August 16, 2011	$25	September 14, 2011
November 9, 2011	$0.05	November 22, 2011	$25	December 14, 2011

Rights Plan: On November 8, 2012, the Company adopted a new Stockholder Protection Rights Agreement (the Rights Agreement) to replace its prior Stockholder Protection Rights Agreement that expired on November 30, 2012. Under the Rights Agreement, each outstanding share of the Company's common stock carries a right (Right). The Rights will trade with the common stock until the Separation Time, which would occur on the next business day after: (i) the Company's announcement that a person or group (an Acquiring Person) has become the beneficial owner of 20% or more of the Company's outstanding common stock (other than Martin Haefner and Eva Maria Bucher-Haefner and their respective affiliates and associates, who are “grandfathered” under this provision so long as their aggregate ownership of common stock does not exceed the sum of 126,562,500 shares of common stock and that number of shares equal to 0.1% of the then outstanding shares of common stock); (ii) the date on which any Acquiring Person becomes the beneficial owner of more than 50% of the outstanding shares of common stock; or (iii) the 10th business day after the commencement of a tender offer or exchange offer (or such later date as the Company's Board of Directors may from time to time determine prior to the Separation Time) that would result in an Acquiring Person owning 20% or more of the Company's outstanding common stock.  Following the Separation Time, each Right may be exercised to purchase 0.001 shares of the Company's participating preferred stock at a purchase price of $100 per share.  If the Separation Time occurs pursuant to an event described in (i) or (ii) above, however, each Right, other than rights held by an Acquiring Person, will entitle the holder to receive, for an exercise price of $100, that number of shares of the Company's common stock (or, in certain circumstances, cash, property or other securities) having an aggregate Market Price (as determined under the Rights Agreement) equal to two times the exercise price.  The Rights will not be triggered by a Qualifying Offer, as defined in the Rights Agreement, if holders of at least 10% of the outstanding shares of the Company's common stock request pursuant to the terms of the Rights Agreement that a special meeting of stockholders be convened for the purpose of exempting such offer from the Rights Agreement, and thereafter the stockholders vote at that meeting to exempt that Qualifying Offer from the Rights Agreement.  The Rights, which are redeemable by the Company at $0.001 per Right, expire November 30, 2015.

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents basic and diluted income from continuing operations per common share information for the three and nine months ended December 31, 2012 and 2011.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Basic income from continuing operations per common share:
Income from continuing operations	$251	$263	$713	$727
Less: Income from continuing operations allocable to participating securities	(3)	(3)	(8)	(9)
Income from continuing operations allocable to common shares	$248	$260	$705	$718
Weighted average common shares outstanding	452	483	458	492
Basic income from continuing operations per common share	$0.55	$0.54	$1.54	$1.46
Diluted income from continuing operations per common share:
Income from continuing operations	$251	$263	$713	$727
Less: Income from continuing operations allocable to participating securities	(3)	(3)	(8)	(9)
Income from continuing operations allocable to common shares	$248	$260	$705	$718
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	452	483	458	492
Weighted average effect of share-based payment awards	1	1	2	1
Denominator in calculation of diluted income per share	453	484	460	493
Diluted income from continuing operations per common share	$0.55	$0.54	$1.53	$1.46

For the three months ended December 31, 2012 and 2011, respectively, approximately 4 million and 6 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 5 million and 6 million for the three months ended December 31, 2012 and 2011, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.
For the nine months ended December 31, 2012 and 2011, respectively, approximately 4 million and 6 million restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 6 million and 6 million for the nine months ended December 31, 2012 and 2011, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(in millions)
Costs of licensing and maintenance	$1	$—	$2	$2
Cost of professional services	1	1	3	3
Selling and marketing	6	9	24	25
General and administrative	6	5	21	17
Product development and enhancements	4	5	12	14
Share-based compensation expense before tax	$18	$20	$62	$61
Income tax benefit	(4)	(6)	(20)	(20)
Net share-based compensation expense	$14	$14	$42	$41
The following table summarizes information about unrecognized share-based compensation costs at December 31, 2012:

	Unrecognized Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$4	2.1
Restricted stock units	16	2.0
Restricted stock awards	66	1.9
Performance share units	14	2.8
Total unrecognized share-based compensation costs	$100	2.0
There were no capitalized share-based compensation costs for the three and nine months ended December 31, 2012 or 2011.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended December 31, 2012 and 2011, the Company issued options for 0.7 million shares and 0.6 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

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

The table below summarizes all of the RSUs and RSAs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2012		2011		2012	2011
			(shares in millions)
RSUs
Shares	0.1		—	(1)	0.8	0.7
Weighted avg. grant date fair value (2)	$20.81		$20.19		$24.05	$24.04
RSAs
Shares	—	(1)	0.1		3.6	3.7
Weighted avg. grant date fair value (3)	$23.04		$20.40		$26.21	$24.49

(1)	Less than 0.1 million.

(2)
The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

(3)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.
Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the offer period. The ESPP is non-compensatory. For the six-month offer period ended June 30, 2012, the Company issued approximately 0.1 million shares under the ESPP at an average price of $25.74 per share. For the six-month offer period ended December 31, 2012, the Company issued approximately 0.2 million shares under the ESPP at an average price of $20.88 per share. As of December 31, 2012, approximately 29.7 million shares are available for future issuances under the ESPP.

NOTE N – INCOME TAXES
Income tax expense for the three and nine months ended December 31, 2012 was $107 million and $342 million, respectively, compared with the three and nine months ended December 31, 2011 of $141 million and $337 million, respectively. For the three and nine months ended December 31, 2011, the Company recognized a net tax expense of approximately $10 million and a net tax benefit of approximately $8 million, respectively, resulting primarily from international tax rate changes and the recognition of tax benefits related to an investment in a foreign subsidiary.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended December 31, 2012, the Company reclassified approximately $150 million of deferred tax assets from non-current to current due to a change in tax accounting method reflected in the Company's federal income tax return for the fiscal year ended March 31, 2012. This accounting change does not affect the income tax expense.
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
The Company’s effective income tax rate, excluding the impact of discrete items, for the nine months ended December 31, 2012 and 2011 was 32.6% and 32.4%, respectively. Legislative changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal year 2013, which are not considered in the Company’s estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company’s consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarter of fiscal year 2013 and the Company is anticipating a fiscal year 2013 effective tax rate of approximately 30% to 31%.

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
As part of the Company’s efforts to more fully utilize its intellectual property assets, in the first quarter of fiscal year 2013, the Company closed a transaction that assigned the rights to certain of these assets to a large technology company for $35 million. The entire contract amount is included in the Enterprise Solutions segment for the nine months ended December 31, 2012. The Company will continue to have the ability to use these intellectual property assets in current and future product offerings.
During the third quarter of fiscal year 2013, the Company incurred severance costs of which $5 million, $11 million and $2 million were assigned to the Mainframe Solutions, Enterprise Solutions and Services segments, respectively.
During the first nine months of fiscal year 2012, the Company incurred severance costs associated with the Fiscal 2012 Plan, of which $23 million, $20 million and $1 million were assigned to the Mainframe Solutions, Enterprise Solutions and Services segments, respectively.  Refer to Note C, “Severance and Exit Costs.”

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s segment information for the three and nine months ended December 31, 2012 and 2011 is as follows:

Three Months Ended December 31, 2012	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$622	$476	$97	$1,195
Expenses	248	426	93	767
Segment profit	$374	$50	$4	$428
Segment operating margin	60%	11%	4%	36%
Depreciation and amortization	$25	$40	$—	$65
Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended December 31, 2012:

Segment profit	$428
Less:
Purchased software amortization	26
Other intangibles amortization	14
Share-based compensation expense	18
Other (gains) expenses, net (1)	—
Interest expense, net	12
Income from continuing operations before income taxes	$358

(1)	Other (gains) expenses, net consists of other unallocated costs including foreign exchange derivative (gains) losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended December 31, 2012	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,869	$1,340	$283	$3,492
Expenses	755	1,195	269	2,219
Segment profit	$1,114	$145	$14	$1,273
Segment operating margin	60%	11%	5%	36%
Depreciation and amortization	$78	$118	$—	$196
Reconciliation of segment profit to income from continuing operations before income taxes for the nine months ended December 31, 2012:

Segment profit	$1,273
Less:
Purchased software amortization	80
Other intangibles amortization	41
Share-based compensation expense	62
Other (gains) expenses, net (1)	2
Interest expense, net	33
Income from continuing operations before income taxes	$1,055

(1)	Other (gains) expenses, net consists of other unallocated costs including foreign exchange derivative (gains) losses, and other miscellaneous costs.

Three Months Ended December 31, 2011	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$682	$478	$103	$1,263
Expenses	277	419	92	788
Segment profit	$405	$59	$11	$475
Segment operating margin	59%	12%	11%	38%
Depreciation and amortization	$25	$35	$—	$60
Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended December 31, 2011:

Segment profit	$475
Less:
Purchased software amortization	27
Other intangibles amortization	16
Share-based compensation expense	20
Other (gains) expenses, net (1)	(1)
Interest expense, net	9
Income from continuing operations before income taxes	$404

(1)	Other (gains) expenses, net consists of other unallocated costs including foreign exchange derivative (gains) losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended December 31, 2011	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,983	$1,354	$289	$3,626
Expenses	861	1,223	272	2,356
Segment profit	$1,122	$131	$17	$1,270
Segment operating margin	57%	10%	6%	35%
Depreciation and amortization	$74	$98	$—	$172
Reconciliation of segment profit to income from continuing operations before income taxes for the nine months ended December 31, 2011:

Segment profit	$1,270
Less:
Purchased software amortization	76
Other intangibles amortization	50
Share-based compensation expense	61
Other (gains) expenses, net (1)	(5)
Interest expense, net	24
Income from continuing operations before income taxes	$1,064

(1)	Other (gains) expenses, net consists of other unallocated costs including foreign exchange derivative (gains) losses, and other miscellaneous costs.

The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

(in millions)	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2012	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2011
United States	$701	$2,068	$745	$2,107
Europe	291	830	308	908
Other	203	594	210	611
Total revenue	$1,195	$3,492	$1,263	$3,626

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
We believe it is vital for companies to effectively accelerate, transform and secure all of their various computing environments, while being able to deliver new services quickly based on their business needs. Our core strengths in IT management and security, combined with our investments in innovative technologies, position us to serve a range of customers which we divided into three customer segments in the fourth quarter of fiscal 2012: (1) approximately 1,000 core large existing enterprise customers with annual revenue in excess of $2 billion (Large Existing Enterprises), which currently account for approximately 80% of our revenue; (2) enterprises with revenue in excess of $2 billion that have not historically been significant customers of ours (Large New Enterprises), a customer segment that we believe includes 4,500 potential new customers but where we intend to initially focus on approximately 1,000 of these customers selected based on our current geographical and vertical strengths; and (3) approximately 7,000 enterprises with revenue between $300 million and $2 billion and in fast growing geographies like Latin America and Asia (Growth Markets). During the first quarter of fiscal 2013, we made organizational changes to allow us to focus better on our customer segmentation. Key aspects of these changes include: consolidating all disciplines associated with our Growth Markets initiatives into one general manager, consolidating our business operations into our finance team, enhancing the processes for evaluating sales opportunities by region and customer segment and increasing executive oversight over key transactions. In addition, we introduced new products and solutions during the third quarter of fiscal 2013 and we expect to introduce new products and solutions during the fourth quarter of fiscal 2013 that we believe should create selling opportunities across all customer segments. All these efforts are designed to accelerate new product sales outside of our contract renewal cycle. We believe by targeting these customer segments, we are more than doubling our total addressable market. Our customer segmentation initiative has taken longer than anticipated to gain traction. As part of this initiative, we have also developed a new management process intended to improve the visibility and quality of our pipeline. We believe that these initiatives will benefit our performance in the long-term.
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

EXECUTIVE SUMMARY
The following is a summary of the analysis of our results contained in our MD&A for the third quarter of fiscal 2013.
Total revenue for the third quarter of fiscal 2013 decreased 5% to $1,195 million compared with $1,263 million in the year-ago period primarily due to a decrease in subscription and maintenance revenue and to a lesser extent a decrease in software fees and other revenue. For the third quarter of fiscal 2012, software fees and other revenue included $39 million in revenue under a license agreement we entered into in connection with a litigation settlement (refer to the "Software Fees and Other" section under Results of Operations for additional information), which contributed three percentage points of the decrease in total revenue. There was also an unfavorable foreign exchange effect of $12 million for the third quarter of fiscal 2013.
Total bookings in the third quarter of fiscal 2013 decreased 2% compared with the year-ago period to $1,261 million primarily due to a year-over-year decline in software fees and other bookings, which are recognized as software fees and other revenue. This was partially offset by an increase in professional services bookings. Total new product and mainframe capacity sales in the third quarter of fiscal 2013 declined by approximately 10% compared with the third quarter of fiscal 2012. Within these bookings, mainframe new product sales decreased primarily as a result of the aforementioned $39 million license fee received in the third quarter of fiscal 2012. Mainframe capacity sales decreased, while enterprise solutions new product sales were consistent with the prior period. We continue to expect the value of our total fiscal 2013 renewals to decline by approximately 10% compared with fiscal 2012. For the third quarter of fiscal 2013, our percentage renewal yield was in the low 90's.
Total expenses before interest and income taxes of $825 million for the third quarter of fiscal 2013 decreased 3% compared with $850 million in the third quarter of fiscal 2012. Total expenses for the third quarter of fiscal 2013 decreased compared with the third quarter of fiscal 2012 primarily as a result of a decrease in selling and marketing, general and administrative and product development and enhancements expenses. These decreases were partially offset by an increase of $18 million in employee severance charges.
Income from continuing operations before interest and income taxes decreased $43 million, or 10%, in the third quarter of fiscal 2013 compared with the year-ago period.
Income tax expense decreased $34 million for the third quarter of fiscal 2013 compared with the year-ago period as a result of the decrease in income before income taxes and the timing of both favorable and unfavorable discrete items in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012.
Diluted income from continuing operations per share for the third quarter of fiscal 2013 was $0.55, compared with $0.54 in the year-ago period, reflecting an increase in operating income as a result of the decrease in operating expenses and our repurchases of common shares.
For the third quarter of fiscal 2013, our segment performance results were as follows:
Mainframe Solutions revenue for the third quarter of fiscal 2013 decreased $60 million from the year-ago period primarily due to the aforementioned $39 million license fee received in the third quarter of fiscal 2012 and a decrease in subscription and maintenance revenue, which is attributable to a decrease in subscription and maintenance bookings due to lower new product and mainframe capacity sales in prior periods. The increase in operating margin for the third quarter of fiscal 2013 was primarily a result of a decrease in selling and marketing expenses and general and administrative expenses.
Enterprise Solutions revenue for the third quarter of fiscal 2013 decreased from the year-ago period due to an unfavorable foreign exchange effect of $4 million.  Within Enterprise Solutions, there was an increase in revenue from our security and ITKO products, which was mostly offset by a decrease in revenue from our service assurance, automation and data management products. Primarily as a result of the increase in expenses from severance costs, Enterprise Solutions operating margin for the third quarter of fiscal 2013 declined from 12% to 11% compared with the year-ago period.
Services revenue for the third quarter of fiscal 2013 decreased compared with the third quarter of fiscal 2012 due to a lower amount of billable time on engagements during the quarter. Operating margin for Services decreased to 4% in the third quarter of fiscal 2013 compared with 11% in the third quarter of fiscal 2012 as a result the decrease in revenue and an increase in severance costs.
Total revenue backlog of $7,488 million at December 31, 2012 decreased 7% compared with $8,084 million at December 31, 2011. The current portion of revenue backlog of $3,495 million at December 31, 2012 decreased by 2% compared with the balance of $3,576 million at December 31, 2011. Revenue backlog in the quarter was unfavorably affected by the decline of total bookings in the first six months of fiscal 2013 and the increase in the percentage of bookings recognized as software fees and other revenue in the first nine months of fiscal 2013, which is not included in revenue backlog at December 31, 2012. We expect a continued decline in revenue backlog year-over-year through fiscal 2013 prior to an expected increase in our renewals in fiscal 2014. Generally, we believe that a change in the current portion of revenue backlog on a year-over-year basis is an indicator of future subscription and maintenance revenue performance due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.

Cash provided by continuing operating activities for the third quarter of fiscal 2013 was $566 million, representing an increase of $170 million compared with the third quarter of fiscal 2012. The increase was primarily due to an increase in cash collections of $178 million, which includes an increase in single installment payments of $150 million. Due to our performance in the first six months of fiscal 2013, the macro-economic environment in which we believe customers are elongating their sales cycles, and the expectation of delaying the closing of some transactions in our pipeline until later in fiscal 2013 and after fiscal 2013, we currently expect lower billings and collections for fiscal 2013 compared with fiscal 2012. As a result, we expect a year-over-year decrease in cash flows from operations for fiscal 2013 compared with fiscal 2012.

QUARTERLY UPDATE

•
In November 2012, the Company announced that its Board of Directors unanimously adopted a Stockholder Protection Rights Agreement to replace the Company's existing Rights Agreement, which expired on November 30, 2012.

•
In December 2012, the Company's Board of Directors elected Michael P. Gregoire as the Company's Chief Executive Officer and a member of its Board of Directors, effective January 7, 2013. Mr. Gregoire is succeeding William E. McCracken who retired as Chief Executive Officer and a member of the Company's Board, effective January 7, 2013. Mr. Gregoire is a 25-year veteran of the software and IT services industries, most recently as President, Chief Executive Officer and Chairman of the board of directors of Taleo Corporation prior to its acquisition by Oracle Corporation in April 2012.

PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Third Quarter Comparison Fiscal 2013 Versus Fiscal 2012
				Percent
	2013	2012	Change	Change
	(dollars in millions)
Total revenue	$1,195	$1,263	$(68)	(5)%
Income from continuing operations	$251	$263	$(12)	(5)%
Cash provided by operating activities – continuing operations	$566	$396	$170	43%
Total bookings	$1,261	$1,284	$(23)	(2)%
Subscription and maintenance bookings	$1,034	$1,035	$(1)	—%
Weighted average subscription and maintenance license agreement duration in years	2.97	3.53	(0.56)	(16)%

	First Nine Months Comparison Fiscal 2013 Versus Fiscal 2012
				Percent
	2013	2012	Change	Change
	(dollars in millions)
Total revenue	$3,492	$3,626	$(134)	(4)%
Income from continuing operations	$713	$727	$(14)	(2)%
Cash provided by operating activities – continuing operations	$838	$729	$109	15%
Total bookings	$2,651	$3,121	$(470)	(15)%
Subscription and maintenance bookings	$2,043	$2,484	$(441)	(18)%
Weighted average subscription and maintenance license agreement duration in years	2.98	3.48	(0.50)	(14)%

	December 31, 2012	March 31, 2012	Change From Year End	December 31, 2011	Change From Prior Year Quarter
	(in millions)
Cash, cash equivalents and investments(1)	$2,548	$2,679	$(131)	$2,539	$9
Total debt	$1,301	$1,301	$—	$1,309	$(8)
Total expected future cash collections from committed contracts(2)	$5,083	$5,745	$(662)	$5,800	$(717)
Total revenue backlog(2)	$7,488	$8,473	$(985)	$8,084	$(596)
Total current revenue backlog(2)	$3,495	$3,714	$(219)	$3,576	$(81)

(1)	At December 31, 2012 and March 31, 2012, investments were $195 million and less than $1 million, respectively. At December 31, 2011, investments were $181 million.

(2)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts and revenue backlog.
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
Total Bookings — Total bookings, or sales, includes the incremental value of all subscription, maintenance and professional services contracts and software fees and other contracts entered into during the reporting period and is generally reflective of the amount of products and services during the period that our customers have agreed to purchase from us. Revenue for bookings attributed to sales of software products for which license fee revenue is recognized on an up-front basis is reflected in “Software fees and other” in the Condensed Consolidated Statements of Operations.
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

Generally, we believe that a change in the current portion of revenue backlog on a year-over-year basis is an indicator of future subscription and maintenance revenue performance due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably. Within bookings, we also consider the yield on our renewals. We define “renewal yield” as the percentage of the renewable value of a prior contract (i.e., the maintenance value and, in the case of non-perpetual licenses, the license value) realized in current period bookings. The renewable value of a prior contract is an estimate affected by various factors including contractual renewal terms, price increases and other conditions. We estimate the aggregated yield for a quarter based on a review of material transactions representing a substantial majority of the dollar value of renewals during the current period. There may be no correlation between year-over-year changes in bookings and year-over-year changes in renewal yield, since renewal yield is based on the renewable value of deals of various durations, most of which are longer than one year.
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

RESULTS OF OPERATIONS
The following tables present revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the third quarter and first nine months of fiscal 2013 and fiscal 2012 and the period-over-period dollar and percentage changes for those line items. These comparisons of past financial results are not necessarily indicative of future results.

	Third Quarter Comparison Fiscal 2013 Versus Fiscal 2012
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2013	2012	2013 / 2012	2013 / 2012	2013	2012
	(in millions)
Revenue
Subscription and maintenance revenue	$966	$1,006	$(40)	(4)%	81%	80%
Professional services	97	103	(6)	(6)	8	8
Software fees and other	132	154	(22)	(14)	11	12
Total revenue	$1,195	$1,263	$(68)	(5)%	100%	100%
Expenses
Costs of licensing and maintenance	$72	$69	$3	4%	6%	5%
Cost of professional services	92	91	1	1	8	7
Amortization of capitalized software costs	66	59	7	12	6	5
Selling and marketing	331	342	(11)	(3)	28	27
General and administrative	96	113	(17)	(15)	8	9
Product development and enhancements	120	126	(6)	(5)	10	10
Depreciation and amortization of other intangible assets	39	44	(5)	(11)	3	3
Other (gains) expenses, net	9	6	3	50%	1	—
Total expenses before interest and income taxes	$825	$850	$(25)	(3)%	69%	67%
Income from continuing operations before interest and income taxes	$370	$413	$(43)	(10)%	31%	33%
Interest expense, net	12	9	3	33	1	1
Income from continuing operations before income taxes	$358	$404	$(46)	(11)%	30%	32%
Income tax expense	107	141	(34)	(24)	9	11
Income from continuing operations	$251	$263	$(12)	(5)%	21%	21%
Note:     Amounts may not add to their respective totals due to rounding.

	First Nine Months Comparison Fiscal 2013 Versus Fiscal 2012
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2013	2012	2013 / 2012	2013 / 2012	2013	2012
	(in millions)
Revenue
Subscription and maintenance revenue	$2,906	$3,035	$(129)	(4)%	83%	84%
Professional services	283	289	(6)	(2)	8	8
Software fees and other	303	302	1	—	9	8
Total revenue	$3,492	$3,626	$(134)	(4)%	100%	100%
Expenses
Costs of licensing and maintenance	$210	$207	$3	1%	6%	6%
Cost of professional services	266	270	(4)	(1)	8	7
Amortization of capitalized software costs	197	164	33	20	6	5
Selling and marketing	953	1,038	(85)	(8)	27	29
General and administrative	304	331	(27)	(8)	9	9
Product development and enhancements	368	384	(16)	(4)	11	11
Depreciation and amortization of other intangible assets	120	134	(14)	(10)	3	4
Other (gains) expenses, net	(14)	10	(24)	NM	—	—
Total expenses before interest and income taxes	$2,404	$2,538	$(134)	(5)%	69%	70%
Income from continuing operations before interest and income taxes	$1,088	$1,088	$—	—%	31%	30%
Interest expense, net	33	24	9	38	1	1
Income from continuing operations before income taxes	$1,055	$1,064	$(9)	(1)%	30%	29%
Income tax expense	342	337	5	1	10	9
Income from continuing operations	$713	$727	$(14)	(2)%	20%	20%
Note:     Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
As more fully described below, the decrease in total revenue in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 was primarily attributable a decrease in subscription and maintenance revenue and to a lesser extent a decrease in software fees and other revenue. For the third quarter of fiscal 2012, software fees and other revenue included $39 million in revenue under a license agreement we entered into in connection with a litigation settlement (refer to "Software Fees and Other" section below). There was also an unfavorable foreign exchange effect of $12 million for the third quarter of fiscal 2013.
The decrease in total revenue in the first nine months of fiscal 2013 compared with the first nine months of fiscal 2012 was primarily attributable to an unfavorable foreign exchange effect of $88 million and to a lesser extent, a decrease in subscription and maintenance revenue.
Due to our performance in the first six months of fiscal 2013, the macro-economic environment in which we believe customers are elongating their sales cycles, and the expectation of delaying the closing of some transactions in our pipeline until later in fiscal 2013 and after fiscal 2013, we currently expect a year-over-year decrease in total revenue for fiscal 2013 compared with fiscal 2012.

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
The decrease in subscription and maintenance revenue in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 was primarily attributable to a decrease in subscription and maintenance bookings from lower renewals and new product and mainframe capacity sales in prior periods and an increase in the percentage of our total bookings recognized on an up-front basis within software fees and other revenue. There was also an unfavorable foreign exchange effect of $10 million for the third quarter of fiscal 2013.
The decrease in subscription and maintenance revenue in the first nine months of fiscal 2013 compared with the first nine months of fiscal 2012 was primarily attributable to an unfavorable foreign exchange effect of $77 million. The decrease in subscription and maintenance revenue was also attributable to a decrease in subscription and maintenance bookings from lower renewals and new product and mainframe capacity sales in prior periods and an increase in the percentage of our total bookings recognized on an up-front basis within software fees and other revenue.
We expect that an increased percentage of bookings recognized as software fees and other revenue will have an unfavorable effect on future subscription and maintenance revenue.
Professional Services
Professional services revenue primarily includes product implementation, consulting, customer training and customer education. Professional services revenue for the third quarter of fiscal 2013 decreased slightly compared with the third quarter of fiscal 2012 due to a lower amount of billable time on engagements during the quarter as a result of lower sales activity earlier in the year.
Professional services revenue for the first nine months of fiscal 2013 decreased slightly compared with the first nine months of fiscal 2012 due to an unfavorable foreign exchange effect of $7 million. Without the unfavorable effect of foreign exchange, professional services revenue for the first nine months of fiscal 2013 would have been consistent with the year-ago period.
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
During the third quarter of fiscal 2012, we recognized $39 million in revenue under a license agreement we entered into in connection with a litigation settlement with Rocket Software, Inc. (Rocket) during fiscal 2009 that resolved our claims against Rocket for copyright infringement and trade secret misappropriation. Rocket did not admit any wrongdoing in connection with this settlement. As part of this settlement, Rocket agreed to license technology from us, including source code authored several years ago and related trade secrets that were the subject of the litigation.  The amount received during the third quarter of fiscal 2012 reflects the final amount owed to us, which was not scheduled to be paid in full until fiscal 2014 (the Final License Payment).  Rocket paid this amount in advance at their discretion, unsolicited by us and without any discount or concession by us.
Software fees and other revenue decreased for the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 primarily due to the Final License Payment recognized in the third quarter of fiscal 2012. Partially offsetting this decrease was an increase of $9 million in revenue from our perpetual enterprise solutions products and $9 million in revenue from our SaaS offerings.
Software fees and other revenue was consistent for the first nine months of fiscal 2013 compared with the first nine months of fiscal 2012 primarily due to an increase of $21 million in revenue from our perpetual enterprise solutions products and $21 million in revenue from our SaaS offerings. These increases were offset by the Final License Payment recognized in the third quarter of fiscal 2012.

Total Revenue by Geography
The following tables present the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the third quarter and first nine months of fiscal 2013 and the third quarter and first nine months of fiscal 2012.

	Third Quarter Comparison Fiscal 2013 Versus Fiscal 2012
	2013	%	2012	%	Dollar Change	Percentage Change
	(dollars in millions)
United States	$701	59%	$745	59%	$(44)	(6)%
International	494	41%	518	41%	(24)	(5)%
Total Revenue	$1,195	100%	$1,263	100%	$(68)	(5)%

	First Nine Months Comparison Fiscal 2013 Versus Fiscal 2012
	2013	%	2012	%	Dollar Change	Percentage Change
	(dollars in millions)
United States	$2,068	59%	$2,107	58%	$(39)	(2)%
International	1,424	41%	1,519	42%	(95)	(6)%
Total Revenue	$3,492	100%	$3,626	100%	$(134)	(4)%
Revenue in the United States decreased by $44 million, or 6%, for the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 primarily due to a decrease in subscription and maintenance revenue and a decrease in software fees and other revenue, as described above. International revenue decreased by $24 million, or 5%, for the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012. The decrease was primarily due to an unfavorable foreign exchange effect of $12 million and a decrease in subscription and maintenance revenue.
Revenue in the United States decreased by $39 million, or 2%, for the first nine months of fiscal 2013 compared with the first nine months of fiscal 2012 primarily due to an a decrease in subscription and maintenance revenue, as described above. International revenue decreased by $95 million, or 6%, for the first nine months of fiscal 2013 compared with the first nine months of fiscal 2012, primarily due to an unfavorable foreign exchange effect of $88 million.
Price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.
Expenses
Operating expenses for the third quarter of fiscal 2013 decreased compared with the third quarter of fiscal 2012 primarily as a result of a decrease in selling and marketing, general and administrative and product development and enhancements expenses. The decrease in operating expenses was also attributable to lower personnel costs of $5 million due in part to a change in our employee vacation benefits. These decreases were partially offset by an increase of $18 million in employee severance charges.
Operating expenses for the first nine months of fiscal 2013 decreased compared with the first nine months of fiscal 2012 due to $35 million of income from the intellectual property transaction recognized in “Other (gains) expenses, net” in the first quarter of fiscal 2013. In addition, the decrease was also attributable to a decrease in selling and marketing expenses, a favorable effect of foreign exchange on operating expenses, a decrease in general and administrative expenses, a $28 million decrease in severance costs and a decrease in $10 million due to the aforementioned change to our employee vacation benefits. We currently expect an additional $10 million of cost savings in the fourth quarter of fiscal 2013 as a result of this change to our employee vacation benefits. Partially offsetting these decreases was an increase in amortization of capitalized software costs.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs.  Costs of licensing and maintenance for the third quarter and first nine months of fiscal 2013 were consistent with the third quarter and first nine months of fiscal 2012.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the third quarter of fiscal 2013 was consistent with the third quarter of fiscal 2012. Operating margin for professional services decreased to 5% for the third quarter of fiscal 2013 compared to 12% for the third quarter of fiscal 2012. The decrease in operating margin for professional services was primarily attributable to the decrease in revenue for the third quarter of fiscal 2013 as described above and an increase in severance costs.

Cost of professional services for the first nine months of fiscal 2013 was slightly lower compared with the first nine months of fiscal 2012. Operating margin for professional services decreased slightly to 6% for the first nine months of fiscal 2013 compared to 7% in the first nine months of fiscal 2012.
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
The increase in amortization of capitalized software costs for the third quarter and first nine months of fiscal 2013 compared with the third quarter and first nine months of fiscal 2012 was primarily due to the increase in software development projects that have reached general availability in recent periods and amortization from assets acquired from our fiscal 2012 acquisitions.
We evaluate the useful lives and recoverability of capitalized software and other intangible assets when events or changes in circumstances indicate that an impairment may exist. These evaluations require complex assumptions about key factors such as future customer demand, technology trends, and the impact of such factors on the technology we acquire and develop for our products.  As of December 31, 2012, no impairment exists and no revisions to useful lives are necessary within our Enterprise Solutions segment.  Impairment or revisions to useful lives could result from the use of alternative assumptions which reflect reasonably possible outcomes related to future customer demand or technology trends for certain assets in the Enterprise Solutions segment whose carrying amount is approximately $75 million.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. For the third quarter of fiscal 2013, the decrease in selling and marketing expenses compared with the third quarter of fiscal 2012 was primarily attributable to a decrease in personnel-related costs of $18 million and a decrease in promotion expense of $8 million. The decreases were partially offset by an increase in severance costs of $10 million.
For the first nine months of fiscal 2013, the decrease in selling and marketing expenses compared with the first nine months of fiscal 2012 was attributable to a decrease in commission expenses of $25 million due to lower sales in the first nine months of fiscal 2013, a favorable foreign exchange effect of $22 million, a decrease in personnel-related costs of $17 million, a decrease in severance costs of $17 million and a decrease in promotion expense of $13 million.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. For the third quarter of fiscal 2013, general and administrative expenses decreased compared with the third quarter of fiscal 2012, primarily due to a decrease in costs associated with external consultants of $12 million.
For the first nine months of fiscal 2013, general and administrative expenses decreased compared with the first nine months of fiscal 2012, primarily due to a decrease in costs associated with external consultants of $17 million and a favorable foreign exchange effect of $10 million.
Product Development and Enhancements
For the third quarters of fiscal 2013 and fiscal 2012, product development and enhancements expenses represented approximately 10% of total revenue. The decrease in product development and enhancements expenses was primarily attributable to a decrease in personnel-related costs and an increase in the proportion of expenditures that were capitalized during the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012. These decreases were partially offset by an increase in severance costs of $5 million.
For the first nine months of fiscal 2013 and fiscal 2012, product development and enhancements expenses represented approximately 11% of total revenue. The decrease in product development and enhancements expenses was primarily attributable to a decrease in personnel-related costs. These decreases were partially offset by a decrease in the proportion of expenditures that were capitalized during the first nine months of fiscal 2013 compared with the first nine months of fiscal 2012.
Depreciation and Amortization of Other Intangible Assets
The decrease in depreciation and amortization of other intangible assets for the third quarter and first nine months of fiscal 2013 compared with the third quarter and first nine months of fiscal 2012 was primarily due to the decrease in the amount of intangible assets acquired that are subject to amortization as a result of intangible assets becoming fully amortized.

Other (Gains) Expenses, Net
Other (gains) expenses, net includes gains and losses attributable to divested assets, foreign currency, exchange rate changes, impairment charges and other miscellaneous items. Foreign exchange derivative contracts are used to mitigate our operating risks and exposure to foreign currency exchange rates.
Other (gains) expenses, net increased $3 million for the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012.  The increase was primarily a result of an increase in expenses in connection with litigation claims.
Other (gains) expenses, net decreased $24 million for the first nine months of fiscal 2013 compared with the first nine months of fiscal 2012.  The decrease was primarily a result of a transaction in the first quarter of fiscal 2013 to assign the rights of certain of our intellectual property assets to a technology company for $35 million as part of an effort to more fully utilize our intellectual property assets. We will continue to have the ability to use these intellectual property assets in current and future product offerings. Partially offsetting this income for the first nine months of fiscal 2013 was a $9 million loss relating to foreign exchange, of which $2 million relates to our derivative contracts hedging our forecasted cash flow exposure.
Interest Expense, Net
Interest expense, net for the third quarter and first nine months of fiscal 2013 increased from the respective year-ago periods primarily due to a decrease in interest income due to lower interest rates and lower cash balances for the current periods compared with the respective year-ago periods.
Income Taxes
Income tax expense for the third quarter and first nine months of fiscal 2013 was $107 million and $342 million, respectively, compared with income tax expense of $141 million and $337 million for the third quarter and first nine months of fiscal 2012, respectively. For the third quarter and first nine months of fiscal 2012, we recognized a net tax expense of approximately $10 million and a net tax benefit of approximately $8 million, respectively, resulting primarily from international tax rate changes and the recognition of tax benefits related to an investment in a foreign subsidiary. Income tax expense decreased $34 million for the third quarter of fiscal 2013 compared with the year-ago period as a result of a reduction in income before income taxes for the third quarter of fiscal 2013 compared to the year-ago period, and the timing of both favorable and unfavorable discrete items in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012.
During the third quarter of fiscal 2013, we reclassified approximately $150 million of deferred tax assets from non-current to current due to a change in tax accounting method reflected in the Company's federal income tax return for fiscal 2012. This accounting change does not affect the income tax expense.
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
Our effective income tax rate, excluding the impact of discrete items, for the three months ended December 31, 2012 and 2011 was 32.6% and 32.4%, respectively. Legislative changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal 2013 which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarter of fiscal 2013 and we are anticipating a fiscal 2013 effective tax rate closer to the high end of a 30% to 31% range.

Performance of Segments
Segment financial information for the third quarter and first nine months of fiscal 2013 and fiscal 2012 is as follows:

Mainframe Solutions
	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012
	(dollars in millions)
Revenue	$622	$682
Expenses	248	277
Segment profit	$374	$405
Segment operating margin	60%	59%

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012
	(dollars in millions)
Revenue	$1,869	$1,983
Expenses	755	861
Segment profit	$1,114	$1,122
Segment operating margin	60%	57%

For the third quarter of fiscal 2013, Mainframe Solutions revenue decreased from the year-ago period primarily due to the $39 million Final License Payment received in the third quarter of fiscal 2012 and a decrease in subscription and maintenance revenue, which is attributable to a decrease in subscription and maintenance bookings due to lower new product and mainframe capacity sales in prior periods. The increase in operating margin for the third quarter of fiscal 2013 was primarily a result of a decrease in selling and marketing expenses and general and administrative expenses.

For the first nine months of fiscal 2013, Mainframe Solutions revenue decreased from the year-ago period primarily due to the $39 million Final License Payment received in the third quarter of fiscal 2012, an unfavorable foreign exchange effect of $52 million and a decrease in subscription and maintenance revenue, which is attributable to a decrease in subscription and maintenance bookings due to lower new product and mainframe capacity sales in prior periods. The increase in operating margin for the first nine months of fiscal 2013 was primarily a result of the decrease in selling and marketing expenses, a favorable effect of foreign exchange on operating expenses, a decrease in general and administrative expenses and a decrease in severance costs.

Enterprise Solutions
	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012
	(dollars in millions)
Revenue	$476	$478
Expenses	426	419
Segment profit	$50	$59
Segment operating margin	11%	12%

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012
	(dollars in millions)
Revenue	$1,340	$1,354
Expenses	1,195	1,223
Segment profit	$145	$131
Segment operating margin	11%	10%
Enterprise Solutions revenue for the third quarter of fiscal 2013 decreased compared with the year-ago period due to an unfavorable foreign exchange effect of $4 million.  Within Enterprise Solutions, there was an increase in revenue from our security and ITKO products, which was mostly offset by a decrease in revenue from our service assurance, automation and data management products. Enterprise Solutions expenses for the third quarter of fiscal 2013 increased compared with the year-ago period as a result of an increase in severance costs in the third quarter of fiscal 2013. As a result of the increase in expenses, Enterprise Solutions operating margin for the third quarter of fiscal 2013 declined from 12% to 11% compared with the year-ago period.
Enterprise Solutions revenue for the first nine months of fiscal 2013 decreased compared with the year-ago period due to an unfavorable foreign exchange effect of $29 million.  Within Enterprise Solutions revenue, there was an increase in revenue attributable to our security, ITKO and Nimsoft products, partially offset by a decrease in revenue from our service assurance, automation and data management products. Operating margin for the first nine months remained consistent as a result of the income from the aforementioned $35 million intellectual property transaction in the first quarter of fiscal 2013, which contributed three percentage points to operating margin in the first nine months of fiscal 2013, as well as a decrease in severance costs for the first nine months of fiscal 2013 compared with the first nine months of fiscal 2012. These favorable items were offset by our additional investments in ITKO and Nimsoft products.

Services
	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012
	(dollars in millions)
Revenue	$97	$103
Expenses	93	92
Segment profit	$4	$11
Segment operating margin	4%	11%

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012
	(dollars in millions)
Revenue	$283	$289
Expenses	269	272
Segment profit	$14	$17
Segment operating margin	5%	6%
Services revenue for the third quarter of fiscal 2013 decreased from the third quarter of fiscal 2012 due to a lower amount of billable time on engagements during the quarter as a result of lower sales activity earlier in the year. Operating margin for Services decreased to 4% in the third quarter of fiscal 2013 compared with 11% in the third quarter of fiscal 2012 as a result of the decrease in revenue and an increase in severance costs.
Services revenue for the first nine months of fiscal 2013 decreased slightly compared with the first nine months of fiscal 2012 due to an unfavorable foreign exchange effect of $7 million. Operating margin for Services decreased to 5% in the first nine months of fiscal 2013 compared with 6% in the first nine months of fiscal 2012 as a result of the slight reduction in revenue.
Refer to Note O, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Bookings
Total Bookings
For the third quarter of fiscal 2013 and 2012, total bookings were $1,261 million and $1,284 million, respectively. The decrease in bookings reflected a year-over-year decline in software fees and other bookings, which are recognized as software fees and other revenue. This was partially offset by an increase in professional services bookings. For the third quarter of fiscal 2012, software fees and other bookings included the $39 million Final License Payment.
Generally, quarters with smaller renewal inventories result in a lower level of bookings both because renewal bookings will be lower and, to a lesser extent, because renewals also remain an important selling opportunity for new products and mainframe capacity. Renewal bookings for the third quarter of fiscal 2013, which generally do not include new product and capacity sales and professional services arrangements, increased compared with the prior-year period primarily due to the closing of several renewals in the third quarter of fiscal 2013 that were originally expected to close during the fourth quarter of fiscal 2013. Within renewals, an increase in enterprise solutions renewals was partially offset by a decrease in mainframe renewals.
Total bookings decreased in the United States and Latin America region. This decrease was mostly offset by an increase in bookings from the Europe, Middle East and Africa region and, to a lesser extent the Asia Pacific Japan region.
Total new product and mainframe capacity sales in the third quarter of fiscal 2013 declined by approximately 10% compared with the third quarter of fiscal 2012. Within these bookings, mainframe new product sales decreased primarily as a result of the $39 million Final License Payment received in the third quarter of fiscal 2012. Mainframe capacity sales decreased, while enterprise solutions new product sales were consistent with the prior period.
Mainframe capacity sales were negatively affected by lower mainframe renewals because renewals are an important opportunity to sell additional mainframe capacity. New product and capacity sales decreased in the United States and Latin America region. These increases were partially offset by increases in the Europe, Middle East and Africa and Asia Pacific Japan regions.

For the first nine months of fiscal 2013 and fiscal 2012, total bookings were $2,651 million and $3,121 million, respectively. The decrease in bookings reflected a year-over-year decline in renewals and new product and mainframe capacity sales reflected in subscription and maintenance bookings. Total bookings decreased in all regions except in the Asia Pacific Japan region.
Total new product and mainframe capacity sales in the first nine months of fiscal 2013 declined by approximately 20% compared with the first nine months of fiscal 2012. Within these bookings, new product and capacity sales decreased in all regions except in the Asia Pacific Japan region.
Mainframe new product and capacity sales were down primarily due to lower renewals in the first nine months of fiscal 2013, which were down to a greater extent in the first quarter. Enterprise solutions new product sales declined primarily due to our lower-than-expected sales of new products outside of our renewal process for the first half of fiscal 2013. Bookings performance was also negatively affected by a difficult macroeconomic environment. During the first quarter of fiscal 2013, bookings performance was unexpectedly disrupted by our efforts to align our sales force to execute our customer segmented go-to-market initiative. Although our customer segmentation initiative has taken longer than anticipated to gain traction, we continue to believe that this initiative will benefit our performance in the long-term.
Subscription and Maintenance Bookings
For the third quarter of fiscal 2013 and fiscal 2012, subscription and maintenance bookings were $1,034 million and $1,035 million, respectively. Within subscription and maintenance bookings, there was a decrease in sales of mainframe new products and capacity, which was offset by an increase in renewals. An increase in enterprise solutions renewals for the third quarter of fiscal 2013 was partially offset by a decrease in mainframe solutions renewals. Renewals for the third quarter of fiscal 2013 were higher than expected due to several deals closing in the third quarter of fiscal 2013 that were original expected to close during the fourth quarter of fiscal 2013.
During the third quarter of fiscal 2013, we executed a total of 18 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $477 million. During the third quarter of fiscal 2012, we executed a total of 12 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $452 million. Given the shift of several renewals from the fourth quarter of fiscal 2013 to the third quarter of fiscal 2013, we now expect the value of our fiscal 2013 fourth quarter renewals to decrease mid-single digits compared with the year-ago period and we continue to expect the value of our fiscal 2013 renewals to decline by approximately 10% compared with fiscal 2012. For the third quarter of fiscal 2013, our percentage renewal yield was in the low 90's. We currently expect the value of our fiscal 2014 renewals to increase by a double-digit percentage compared with fiscal 2013, with the majority of the increase to occur in the second half of fiscal 2014.
For the first nine months of fiscal 2013 and fiscal 2012, subscription and maintenance bookings were $2,043 million and $2,484 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to lower renewals and lower new product and mainframe capacity sales reflected in subscription and maintenance bookings. Within renewals, the decrease in mainframe renewals was partially offset by an increase in enterprise solutions renewals.
Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. For the third quarter of fiscal 2013, annualized subscription and maintenance bookings increased from $293 million in the prior year period to $348 million. The weighted average subscription and maintenance license agreement duration in years decreased from 3.53 in the third quarter of fiscal 2012 to 2.97 in the third quarter of fiscal 2013. This decrease was primarily attributable to shorter durations associated with large contract renewals in the third quarter of fiscal 2013 compared with the durations of large contract renewals from the third quarter of fiscal 2012.
Although each contract is subject to terms negotiated by the respective parties, we do not currently expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 64% held in our subsidiaries outside the United States at December 31, 2012. Cash and cash equivalents totaled $2,353 million at December 31, 2012, representing a decrease of $326 million from the March 31, 2012 balance of $2,679 million. The decrease in cash was primarily a result of our payment of dividends, repurchases of our common stock and the purchase of short-term investments, partially offset by an increase in net cash provided by operating activities from continuing operations, during the first nine months of fiscal 2013. During the first nine months of fiscal 2013, there was a $49 million unfavorable translation effect from foreign currency exchange rates on cash held outside the United States in currencies other than the U.S. dollar.

Although 64% of our cash and cash equivalents is held by foreign subsidiaries, we currently neither intend nor anticipate a need to repatriate these funds to the United States in the foreseeable future. We expect existing domestic cash, cash equivalents, and cash flows from operations to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding for capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding for capital expenditures, acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter.
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
For the third quarter of fiscal 2013, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $257 million compared with $107 million for the third quarter of fiscal 2012.
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

(in millions)	December 31, 2012	March 31, 2012	December 31, 2011
Billings backlog:
Amounts to be billed – current	$2,134	$2,220	$2,237
Amounts to be billed – noncurrent	2,163	2,623	2,723
Total billings backlog	$4,297	$4,843	$4,960
Revenue backlog:
Revenue to be recognized within the next 12 months – current	$3,495	$3,714	$3,576
Revenue to be recognized beyond the next 12 months – noncurrent	3,993	4,759	4,508
Total revenue backlog	$7,488	$8,473	$8,084
Deferred revenue (billed or collected)	$3,191	$3,630	$3,124
Unearned revenue yet to be billed	4,297	4,843	4,960
Total revenue backlog	$7,488	$8,473	$8,084
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

(in millions)	December 31, 2012	March 31, 2012	December 31, 2011
Expected future cash collections:
Total billings backlog	$4,297	$4,843	$4,960
Trade accounts receivable, net	786	902	840
Total expected future cash collections	$5,083	$5,745	$5,800
The decrease in billings backlog at December 31, 2012 compared with March 31, 2012 and December 31, 2011 was primarily driven by a decrease in total bookings in the first nine months of fiscal 2013.
The decrease in expected future cash collections at December 31, 2012 compared with March 31, 2012 and December 31, 2011 was primarily driven by a decrease in trade accounts receivable as a result of lower customer billings in the first nine months of fiscal 2013, as well as a decrease in billings backlog as described above.
The decrease in total revenue backlog at December 31, 2012 compared with March 31, 2012 and December 31, 2011 was primarily due to the decline of total bookings in the first six months of fiscal 2013 and the increase in the percentage of bookings recognized as software fees and other revenue in the first nine months of fiscal 2013, which is not included in revenue backlog at December 31, 2012.
Revenue to be recognized in the next 12 months decreased by 6% at December 31, 2012 compared with March 31, 2012. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months decreased by 5% at December 31, 2012 compared with March 31, 2012.
Revenue to be recognized in the next 12 months decreased by 2% at December 31, 2012 compared with December 31, 2011. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months decreased by 2% at December 31, 2012 compared with December 31, 2011.

We expect a continued decline in revenue backlog year-over-year through fiscal 2013 prior to an expected increase in our renewals in fiscal 2014. Generally, we believe that a change in the current portion of revenue backlog on a year-over-year basis is an indicator of future subscription and maintenance revenue performance due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.
Cash Generated by Operating Activities

	Third Quarter of Fiscal		Change
	2013	2012	2013 / 2012
	(in millions)
Cash collections from billings(1)	$1,342	$1,164	$178
Vendor disbursements and payroll(1)	(708)	(757)	49
Income tax (payments) receipts, net	(40)	(31)	(9)
Other disbursements, net(2)	(28)	20	(48)
Cash generated by continuing operating activities	$566	$396	$170

(1)	Amounts include value added taxes and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.

	First Nine Months of Fiscal		Change
	2013	2012	2013 / 2012
	(in millions)
Cash collections from billings(1)	$3,357	$3,404	$(47)
Vendor disbursements and payroll(1)	(2,334)	(2,422)	88
Income tax (payments) receipts, net	(190)	(252)	62
Other disbursements, net(2)	5	(1)	6
Cash generated by continuing operating activities	$838	$729	$109

(1)	Amounts include value added taxes and sales taxes.

(2)	Amounts include interest, restructuring, $35 million in cash proceeds received from the aforementioned intellectual property transaction and miscellaneous receipts and disbursements.

Third Quarter Comparison Fiscal 2013 Versus Fiscal 2012
Operating Activities:
Cash provided by continuing operating activities for the third quarter of fiscal 2013 was $566 million, representing an increase of $170 million compared with the third quarter of fiscal 2012. The increase was primarily due to an increase in cash collections of $178 million. This includes an increase in single installment payments of $150 million of which over $100 million was from a single customer.
Investing Activities:
Cash used in investing activities for the third quarter of fiscal 2013 was $88 million compared with $60 million for the third quarter of fiscal 2012. The increase in cash used in investing activities was primarily due to an increase in cash paid for investments of $161 million, offset by an increase in cash received from investment maturities of $134 million.

Financing Activities:
Cash used in financing activities for the third quarter of fiscal 2013 was $222 million compared with $166 million in the third quarter of fiscal 2012. The increase in cash used in financing activities was primarily due to an increase in cash dividends paid of $89 million and an increase in net repayments mainly related to our notional pooling arrangement of $89 million, partially offset by a decrease in common shares repurchased of $123 million.
First Nine Months Comparison Fiscal 2013 Versus Fiscal 2012
Operating Activities:
Cash provided by continuing operating activities for the first nine months of fiscal 2013 was $838 million, representing an increase of $109 million compared with the first nine months of fiscal 2012. The increase was primarily due to a decrease in vendor disbursements and payroll of $88 million and a decrease in income tax payments of $62 million, partially offset by a decrease in cash collections of $47 million that was attributable to lower billings. For the first nine months of fiscal 2013 there was an increase in single installment payments of $203 million. For the first nine months of fiscal 2013, other disbursements, net includes $35 million in cash proceeds received as other income from the aforementioned intellectual property transaction that occurred in the first quarter of fiscal 2013. Due to our performance in the first six months of fiscal 2013, the macro-economic environment in which we believe customers are elongating their sales cycles, and the expectation of delaying the closing of some transactions in our pipeline until later in fiscal 2013 and after fiscal 2013, we currently expect lower billings and collections for fiscal 2013 compared with fiscal 2012. As a result, we expect a year-over-year decrease in cash flows from operations for fiscal 2013 compared with fiscal 2012.
Investing Activities:
Cash used in investing activities for the first nine months of fiscal 2013 was $362 million compared with $560 million for the first nine months of fiscal 2012. The decrease in cash used in investing activities was primarily due to the decrease in cash paid for acquisitions of $355 million, an increase in cash received from investment sales and maturities of $64 million and a decrease in capitalized software development costs of $15 million, offset by an increase in cash paid for investments of $244 million.
Financing Activities:
Cash used in financing activities for the first nine months of fiscal 2013 was $753 million compared with $747 million in the first nine months of fiscal 2012. The increase in cash used in financing activities was primarily due to an increase in cash dividends paid of $274 million, partially offset by a decrease in common shares repurchased of $132 million and a decrease in net repayments mainly related to our notional pooling arrangement of $126 million.
Debt Obligations
As of December 31, 2012 and March 31, 2012, our debt obligations consisted of the following:

	December 31, 2012	March 31, 2012
	(in millions)
Revolving credit facility due August 2016	$—	$—
5.375% Senior Notes due November 2019	750	750
6.125% Senior Notes due December 2014, net of unamortized premium from fair value hedge of $22 and $27	522	527
Other indebtedness, primarily capital leases	34	29
Unamortized discount for Notes	(5)	(5)
Total debt outstanding	1,301	1,301
Less the current portion	(19)	(14)
Total long-term debt portion	$1,282	$1,287
Other Indebtedness
We have available an unsecured and uncommitted multi-currency line of credit to meet short-term working capital needs for our subsidiaries operating outside the United States. We use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At December 31, 2012 and March 31, 2012, $50 million and $55 million, respectively, was pledged in support of bank guarantees and other local credit lines and less than $1 million of these arrangements had been drawn down by third parties.

We use a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, we and our participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. For the first nine months of fiscal 2013, the activity under this cash pooling arrangement was as follows:

(in millions)
Total borrowing position outstanding at March 31, 2012 (1)	$139
Borrowings	791
Repayments	(787)
Foreign currency exchange effect	(3)
Total borrowing position outstanding at December 31, 2012 (1)	$140

(1)	Included in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheets.
For the first nine months of fiscal 2012, borrowings and repayments related to this notional pooling arrangement were approximately $240 million and $112 million, respectively, and are presented within the financing activities section of our Condensed Consolidated Statements of Cash Flows.
For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2012 Form 10-K.
Effect of Exchange Rate Changes
There was a $49 million unfavorable impact to our cash balances in the first nine months of fiscal 2013 predominantly due to the strengthening of the U.S. dollar against the euro (1%), the Brazilian real (11%) and the Japanese yen (4%).
There was a $96 million unfavorable impact to our cash balances in the first nine months of fiscal 2012 predominantly due to the strengthening of the U.S. dollar against the South African rand (19%), the Indian rupee (19%), the Brazilian real (14%), the euro (9%), and the Canadian dollar (5%).
CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2012 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At December 31, 2012, there was no material change to this information.
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
Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2012 Form 10-K. We believe that as of December 31, 2012, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the third quarter of fiscal 2013:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
October 1, 2012 - October 31, 2012	175	$22.59	175	$649,662
November 1, 2012 - November 30, 2012	3,199	$22.21	3,199	$578,619
December 1, 2012 - December 31, 2012	—	$—	—	$578,619
Total	3,374		3,374

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
Excluding the settlement of the ASR agreement, we repurchased 17 million additional shares of our common stock for $421 million during the first nine months of fiscal 2013. At December 31, 2012, we remained authorized to purchase $579 million of our common stock under the capital allocation program.
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

4.1
Stockholder Protection Rights Agreement dated November 8, 2012 between the Company and Computershare Shareowner Services LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock of the Company.
Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 8, 2012.*

10.1**	Employment Agreement dated December 10, 2012 between the Company and Michael P. Gregoire.	Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 12, 2012.*

10.2**	Consulting Agreement dated December 11, 2012 between the Company and William E. McCracken.	Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 12, 2012.*

10.3**	CA, Inc. Change in Control Severance Policy (amended and restated effective January 7, 2013).	Filed herewith.

12.1	Statement of Ratio of Earnings to Fixed Charges.	Filed herewith.

15	Accountants’ acknowledgment letter.	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended, December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language):	Filed herewith.

(i) Unaudited Condensed Consolidated Balance Sheets — December 31, 2012 and March 31, 2012.

(ii) Unaudited Condensed Consolidated Statements of Operations — Three and Nine Months Ended December 31, 2012 and 2011.

(ii) Unaudited Condensed Consolidated Statements of Comprehensive Income — Three and Nine Months Ended December 31, 2012 and 2011.

(iii) Unaudited Condensed Consolidated Statements of Cash Flows — Nine Months Ended December 31, 2012 and 2011.

(iv) Notes to unaudited Condensed Consolidated Financial Statements — December 31, 2012.

*	Incorporated herein by reference.

**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.

By:	/s/ Michael P. Gregoire
Michael P. Gregoire
Chief Executive Officer

By:	/s/ Richard J. Beckert
Richard J. Beckert
Executive Vice President and Chief Financial Officer
Dated: January 24, 2013