Form 10-K
period 2013-03-31
CA, INC.
filed 2013-05-09
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
✓	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act OF 1934
For the fiscal year ended March 31, 2013
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ✓    No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes          No    ✓
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ✓    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    ✓    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ✓
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ✓    Accelerated filer          Non-accelerated filer          Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No    ✓
The aggregate market value of the common stock held by non-affiliates of the registrant as of September 28, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8 billion based on the closing price of $25.77 on the NASDAQ Stock Market LLC on that date.
The number of shares of each of the registrant’s classes of common stock outstanding at May 2, 2013 was 453,183,538 shares of common stock, par value $0.10 per share.
Documents Incorporated by Reference:
Part III: Portions of the Proxy Statement to be issued in conjunction with the registrant’s 2013 Annual Meeting of Stockholders.

CA, Inc.

This Annual Report on Form 10-K (Form 10-K) contains certain forward-looking information relating to CA, Inc. (which we refer to as the “Company,” “Registrant,” “CA Technologies,” “CA,” “we,” “our,” or “us”) that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-K, the words “believes,” “plans,” “anticipates,” “expects,” “estimates,” “targets,” and similar expressions relating to the future are intended to identify forward-looking information. Forward-looking information includes, for example, the statements relating to the future made under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Item 7, but also statements relating to the future that appear in other parts of this Form 10-K.  This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described under the caption “Risk Factors” in Part I, Item 1A and elsewhere in this Form 10-K.  Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from the forward-looking information described in this Form 10-K as believed, planned, anticipated, expected, estimated, targeted or similarly identified. We do not intend to update these forward-looking statements.
The declaration and payment of future dividends is subject to the determination of the Company's Board of Directors, in its sole discretion, after considering various factors, including the Company's financial condition, historical and forecast operating results, and available cash flow, as well as any applicable laws and contractual covenants and any other relevant factors. The Company's practice regarding payment of dividends may be modified at any time and from time to time.
Repurchases under the Company's stock repurchase program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through solicited or unsolicited privately negotiated transactions or otherwise. The program, which is authorized through the fiscal year ending March 31, 2014, does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion.
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
References in this Form 10-K to fiscal 2013, fiscal 2012, fiscal 2011 and fiscal 2010, etc. are to our fiscal years ended on March 31, 2013, 2012, 2011 and 2010, etc., respectively.

Part I

Item 1. Business.
(a) General Development of Business
Overview
We are a leading provider of enterprise information technology (IT) management software and solutions that help customers manage and secure complex IT environments. Organizations of all sizes leverage our software solutions to reduce complexity, transform infrastructure, accelerate IT innovation by adopting new technologies and secure data and identities. We do this across a wide range of environments from mainframe and distributed to virtual, cloud and mobile and across technologies and vendors and throughout the software lifecycle from purchase through use.
This practical approach, which we call Business Service Innovation, helps customers transition from merely maintaining IT systems to delivering new, innovative services and value through IT. The majority of the Global Fortune 500 relies on us to manage their IT environments.
Fiscal 2013 Business Developments and Highlights
The following are significant developments and highlights relating to our business since the beginning of fiscal 2013:

•
In March 2013, the Company acquired 100% of the voting equity interest of Nolio Ltd (Nolio), a privately held provider of application service automation software, which brings continuous delivery capabilities to CA Technologies service virtualization business.

•
In December 2012, our Board of Directors elected Michael P. Gregoire as the Company's Chief Executive Officer and a member of its Board of Directors, effective January 7, 2013. Mr. Gregoire succeeded William E. McCracken who left the Company's Board, effective January 7, 2013, and retired from CA Technologies, effective March 31, 2013.

•
In October 2012, we introduced an enhanced CA Nimsoft Monitor with advanced network flow analysis, enabling customers to visualize their Internet Protocol traffic in ways that can assist them in optimizing application service levels.

•
In September 2012, we introduced a new version of CA Infrastructure Management, the cornerstone of our unified management solution that enables customers to resolve performance problems faster and reduce costs.

•
In September 2012, the Company was named as a component of the Dow Jones Sustainability Indexes World Index and North America Index for the second consecutive year, in addition to placing fifth out of 500 in Newsweek's 2012 Green Rankings of U.S. companies.

•
In April 2012, we established a new CA Global Partner Program that provides an expanded set of benefits to support partners' evolving business models and includes next-generation mainframe modernization solutions to help customers reduce costs and increase efficiency.

(b) Financial Information About Segments
The internal reporting used by our Chief Executive Officer for evaluating segment performance and allocating resources is based on the disaggregation of our operations into three operating segments: Mainframe Solutions, Enterprise Solutions and Services.
Our Mainframe Solutions and Enterprise Solutions segments comprise our software business organized by the nature of our software offerings and the platform on which the products operate. The Mainframe Solutions segment products help customers and partners transform mainframe management, gain more value from existing technology and extend mainframe capabilities. Our Enterprise Solutions segment consists of various product offerings, including service assurance, security (identity and access management), service and portfolio management and application delivery. The Services segment comprises implementation, consulting, education, training and support services. These services include those directly related to our mainframe solutions and enterprise solutions.
Refer to Note 17, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.
(c) Narrative Description of the Business
We are a leading provider of enterprise IT management software and solutions. We help customers maximize their existing technology investments and recognize the potential of new technology to drive innovation. We transform IT to simplify complexity, free up resources and focus on service quality. We also secure IT to reduce the risk of improper access and fraud. We do this across our customers' choices of platforms - from mainframe and distributed to virtual, cloud and mobile, and across technologies and vendors.

We call this approach to IT transformation CA Technologies Business Service Innovation. It allows us to deliver solutions across the complete service lifecycle, which ranges from portfolio planning and service modeling in pre-production to service assembly, automation, assurance and management in production. This specialized customer-centric and practical approach helps customers manage and maintain IT systems and deliver new, innovative services with speed and agility, while bridging the gap between what businesses want to compete more effectively and what IT can deliver.
Organizations are looking to IT to gain a competitive edge through faster delivery of products, services and applications, new customer acquisition, and agile responses to market change. To achieve these desired business outcomes, many organizations are improving the efficiency and availability of their IT resources and applications by: adopting server virtualization and cloud computing; delivering an experience that embraces social media and the proliferation of smart devices; leveraging application development and IT operations to speed application release cycles; and looking at the flexibility inherent in the variety of Software-as-a-Service (SaaS) offerings available in the market. Server virtualization lets users run multiple virtual machines on each physical machine. Cloud computing is a shared pool of computing resources that can be accessed, configured and used as needed. Smart devices include mobile and fixed devices with Internet connectivity that are redefining the IT perimeter. With SaaS, customers can obtain software on a subscription-based “pay-as-you-go” model.
While these technologies and new business models can reduce operating costs tied to physical infrastructure and increase agility, they also push IT into more complex and hybrid computing environments comprising mainframes, physical servers, virtualized servers and private and public cloud components.
To address these challenges, we believe it is vital for companies to effectively accelerate IT innovation and transform and secure all of their various computing environments, while being able to deliver new services quickly based on their business needs.
Our core strengths in IT management and security, combined with our investments in innovative technologies, position us to serve a wide range of customers. We have a broad and deep portfolio of software solutions to address customer needs across computing platforms, from mainframe and distributed to virtual, cloud and mobile, and across the service lifecycle. We deliver these solutions on-premises and are continuing to transition many of our products to a SaaS delivery model. We organize our offerings into our Mainframe Solutions, Enterprise Solutions and Services operating segments.
Mainframe Solutions are designed for the mainframe platform, which runs many of our largest customers' most important applications. We help customers seamlessly manage their mainframe as part of their entire enterprise and optimize their infrastructure to achieve savings, deliver value and drive innovation across the enterprise. Our mainframe development delivers innovative and technically current solutions in key areas such as workload automation, performance, DB2 for z/OS and application quality and testing. We are driving innovation in our mainframe business by investing in technologies such as CA Mainframe Chorus that dramatically simplify mainframe management, help current mainframe staff be more productive and enable a new generation of IT staff to assume responsibility for their mainframe environments. Our comprehensive solutions for the Linux on System z platform help customers leverage the cost savings and simplified management that this growing platform offers.
Enterprise Solutions operate on non-mainframe platforms from physical to virtual and cloud (including SaaS, Infrastructure-as-a-Service and Platform-as-a-Service where IT resources are dynamically pooled and shared across multiple physical and virtual computing environments). Our business outcomes-based approach helps customers drive innovation by leveraging new technologies and the cloud to meet business needs, mitigate risk and improve efficiency. Our enterprise solutions can help customers achieve new levels of speed, innovation and performance by making organizations more agile and by freeing up IT resources to invest in growth. Our solutions include:

•
Service Assurance, where we are a leader in application performance management and infrastructure management. We help customers transform their IT management systems by linking applications, real users, transactions and services with the underlying IT infrastructure. We enable customers to achieve enterprise reliability by providing a comprehensive, unified understanding of the real-time performance, risk and quality of business services and end-user experience across physical, virtual and cloud environments, as well as the ability to predict quality of service issues. Enterprise reliability is integral to the success of business model innovation and critical to sustainable growth, competitive differentiation and market relevance. At CA World in April 2013, we announced further capabilities required by customers to manage mobile users, devices, applications and content. Service assurance products include CA Application Performance Management, CA Infrastructure Management (now including server virtualization management), CA Capacity Management, CA Nimsoft Monitor and CA Service Operations Insight.

•
Security (Identity and Access Management), where we are a leader in the fastest growing key segments of web access management, advanced authentication and user provisioning. We provide a broad suite of solutions that give our customers the ability to expand through secure online business initiatives. We make it possible for customers to securely deliver new business services faster to existing and new markets and leverage "bring-your-own-device" and cloud-connected business models for employees and partners while protecting their key digital assets from insider threats, external attacks and unauthorized access. Our security solutions enable our customers to accelerate business growth, reduce overall IT risk, increase operational efficiencies, meet compliance objectives and simplify end-users' online and mobile experiences. We provide comprehensive security capabilities in the form of both on-premises and SaaS delivery models, securely connecting users and device identities across Web, cloud and, increasingly, mobile applications. Our security products and services include CA SiteMinder®, CA ControlMinder™, CA IdentityMinder™, CA GovernanceMinder™, CA RiskMinder™, CA AuthMinder™, CA DataMinder™, CA CloudMinder™ and CA Mobile Device Management.

•
Service and Portfolio Management, where we help customers optimize their investments, projects, resources and processes. The first of these solutions is project and portfolio management (PPM), with our market-leading CA Clarity™ Project & Portfolio Management designed to help customers improve IT investment decision-making, enhance productivity and execute projects at a higher value and lower cost. Other PPM products include CA Clarity™ Ideation and CA Clarity™ Agile. The second of these solutions is service management, which helps customers automate end-user service requests, improve incident, problem and change processes, and assist with software license audits and compliance. Service management helps customers improve service quality and user satisfaction. The solutions also enable our customers to use communities and social media to resolve problems on their own. Our offerings include CA Nimsoft Service Desk, CA Service Desk Manager, CA IT Asset Manager and CA Service Catalog. CA Clarity PPM and CA Nimsoft Service Desk are available as a cloud offering.

•
Application Delivery, where we are a leader in the fast growing service virtualization niche to help customers converge application development and IT operations (DevOps) to increase collaboration. Our fiscal 2012 acquisition of Interactive TKO, Inc. added innovative service virtualization solutions for developing applications in composite and cloud environments. Service virtualization is a simulation technology that allows customers to develop and test applications by simulating different environments and conditions to resolve software defects and performance issues earlier, lower development costs and deliver business services faster with superior quality. Our acquisition of Nolio has added the ability to move application software efficiently and reliably through the development process and into production across vastly different IT environments spanning physical, virtual and cloud. Our Application Delivery solutions include the CA LISA® Suite, CA LISA® Release Automation (Nolio), CA Automation Suite, CA Client Automation and CA Workload Automation.

Services are intended to enable rapid deployment and increase the value customers realize from our mainframe solutions and enterprise solutions. Our professional services team consists of experienced software and education consultants who provide a variety of customer support services, such as implementation, consulting, education, training and support services to both commercial and government customers. With 1,400 certified consultants, support staff and technical architects located in 25 countries, CA Services works with customers to define the types of services that best meet their business goals. This includes everything from rapid standard implementations to post-deployment health checks.
Seasonality
Some of our business results are seasonal, including software license transactions and cash flows from operations. These business results typically increase during each consecutive quarter of our fiscal year, with the fourth quarter typically having the highest results.
Business Strategy
Our objective is to become the world's leading independent provider of software solutions that help customers and partners drive innovation and business value by effectively managing and securing their evolving IT environments. To accomplish this, key elements of our strategy include:

•
Leveraging and exploiting new business and technology trends. In addition to driving new business value by addressing the needs of businesses in the continually evolving IT management markets for which we already provide solutions, we will work to extend our current solutions, and develop new solutions, to address emerging technologies such as cloud and mobile computing.

•
Expanding our business with existing customers. We will continue to help our customers drive value from products that they already have while cross-selling and up-selling new products and services that help them derive and create additional business value.

•
Expanding the markets we serve while driving new value from existing markets. We intend to accomplish this by focusing on new customers such as large enterprises that are not current customers and expanding into new growth markets where we currently have little or no substantial presence.

•
Extending and expanding our global customer base. We are working to adjust our sales and service models to expand our customer base in areas of the world beyond regions such as North America that have traditionally provided the largest percentage of our revenues.

•
Leveraging new business models. We intend to take advantage of new routes to market and delivery models that will make our business more efficient, while meeting consumer demands. For example, we expect to expand and enhance our IT Management SaaS offerings to provide a lower acquisition cost, simplified operation and faster time to value demanded by today's IT consumers.

Customers
Our traditional core customers generally consist of large enterprises that have computing environments from multiple vendors and are highly complex. Many of our customers run critical applications on a mainframe and have sizeable physical systems, but are also adopting virtualization and cloud computing technologies and embracing social media and the proliferation of mobile devices. Our software products are used in a broad range of industries, businesses and applications. We currently serve customers across most major industries worldwide, including: banks, insurance companies, other financial services providers, government agencies, global service providers, telecommunication providers, manufacturers, technology companies, retailers, educational organizations and health care institutions.
In the beginning of fiscal 2013, we divided our customers into three groups: (1) approximately 1,000 core large existing enterprise customers with annual revenue in excess of $2 billion (Large Existing Enterprises), which accounted for approximately 80% of our revenue; (2) enterprises with revenue in excess of $2 billion that were not historically significant customers of ours (Large New Enterprises), a customer segment that included an estimated 4,500 potential new customers, but where we focused on approximately only 1,000 of these customers selected based on our geographical and vertical strengths; and (3) more than 7,000 enterprises with revenue between $300 million and $2 billion and in fast growing geographies like Latin America and Asia (Growth Markets). At the beginning of fiscal 2014 we further refined our approach, combining our Large New Enterprises and Growth Markets go-to-market efforts into a single sales coverage model to better capture these opportunities. All these efforts are designed to accelerate new product sales outside of our contract renewal cycle.
Across all segments, we consider customer relationships important to the success of our business strategy. We remain focused on strengthening relationships with our core customers through product leadership, improved account management and a differentiated customer experience. We believe enhanced relationships in our traditional customer base of Large Existing Enterprises will drive improved renewal pricing and provide opportunities to increase account penetration, which we believe will help to drive revenue growth.
At the same time, we continue to dedicate sales resources and deploy additional solutions to address opportunities to sell to new customers. We believe we can grow our business and increase market share by delivering differentiated technology and working in collaboration with partners to leverage their relationships, market reach and implementation capacity. This go-to-market segmentation allows us to better align marketing and sales resources with how customers want to buy. We have also implemented broad-based business initiatives to drive accountability for execution.
We also continue to expand our reach to organizations in geographies that offer growth opportunities. These geographies include Asia, Eastern Europe and Latin America. We remain specifically focused on Brazil, China, India, Mexico and Southeast Asia, where new technologies are key to business development.
No single customer accounted for 10% or more of our total revenue for fiscal 2013, 2012 or 2011. Approximately 11% of our total revenue backlog at March 31, 2013, is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local government agencies which are generally subject to any or all of the following: annual fiscal funding approval and renegotiation or termination at the discretion of the government.

Partners
To reach new customers we continue to expand our go-to-market business model and partner relationships. Our partner strategy aligns our sales and technical resources with a variety of types of business partners to address specific market segments and buyer preferences.
We work with several types of partners:

•	Technology partners help us ensure that our software remains compatible with complementary hardware and software, and help us adapt and respond to the emergence of new technologies and trends.

•
We also work with global systems integrators who offer our software and solutions in their business practices and leverage their process design, planning and vertical expertise to provide holistic solutions and implementation services for our customers. Regional solution providers have sales and implementation resources to deliver and support IT solutions and have the local market knowledge to reach both the enterprise and more sophisticated midmarket customers.

•
For customers of all sizes who prefer to buy IT Management-as-a-Service rather than through a traditional licensed software model, we have tailored our technology solutions and partner strategies to enable a large cross-section of service providers to deliver IT Management-as-a-Service. These service provider partners range from the largest global IT outsourcing and telecommunications firms to regional and local infrastructure service and managed service providers. Service providers are both buyers of technology and “sell through” partners to buyers of IT Management-as-a-Service.

Due to rapid advances in technology capabilities, buyer preferences and competitive dynamics, we are consolidating and aligning partner strategies, program offerings and recruitment and enablement activities to enhance our relationships with partners.
In certain non-U.S. geographic locations, including the Asia-Pacific and Japan region, our primary routes to market are value-added distributors and volume partners. In other non-U.S. geographic locations, principally Eastern Europe, the Middle East and Africa, we use a “franchise” model with representatives, who represent our interests in a particular geography on an exclusive basis.
Sales and Marketing
We offer our solutions through our direct sales force and indirectly through our partners. Our sales and marketing processes include carefully managing the customer lifecycle by continually improving the customer experience from purchase to deployment and beyond.
We rely on market analysis and customer insight to help us identify new market opportunities and provide fact-based insight on industry and customer trends, and we rely on our marketing organization to build awareness of and demand for our products worldwide.
Our sales organization operates globally. We operate through branches, subsidiaries and partners around the world. Approximately 41% of our revenue in fiscal 2013 was from operations outside of the United States. At March 31, 2013 and 2012, we had approximately 3,300 and 3,600 sales and sales support personnel, respectively.
Customer Success
Our Customer Success Team helps our customers unlock and maximize the potential of the investments they make in our software while delivering a superior customer experience. Our programs are designed to ensure each engagement with our customers delivers a successful outcome and maximum value.
For customers who want help in adopting our solutions, we bring together professional services, education, support, communities and partners to manage the total CA Technologies experience. We provide several touch points so customers can deploy our solutions quickly and effectively. We also work with our customers to understand their business requirements and determine the best approach for our technology to help them realize the maximum return on their investment in minimal time.
Through online communities, customers have the opportunity to interact with other customers, partners and CA Technologies experts. Today, we have more than 38,000 distinct community members in 40 active online communities used to network, ask and answer questions and share knowledge about our solutions. Also through our communities, customers can provide input on our products and strategic direction, and receive feedback. We believe connecting our customers with technology leaders is key to ensuring mutual long-term success.

Research and Development
We have approximately 6,000 employees globally who design and support CA Technologies software. Our engineers are located in and around our global strategic research and development centers in Framingham, Massachusetts; Plano, Texas; Lisle, Illinois; Santa Clara, California; Prague, the Czech Republic; Hyderabad, India; and Beijing, China. Our engineers work collaboratively, increasingly using Agile development methodology. Agile development enables us to more rapidly incorporate customer insights, which strengthens our ability to bring to market innovations that deliver business value to our customers.
Our research and development activities also include a number of efforts to support our technical community in its pursuit of leading solutions for customers. We continue to use CA Technologies Labs and CA University Relations to strengthen our relationships with research communities by working with academia, professional associations, industry standards bodies, customers and partners to explore novel products and emerging technologies. Our CA Council for Technical Excellence leads innovative projects designed to promote communication, collaboration and synergy throughout our global technical community. The CA Architecture Board helps us ensure a strong central architecture that supports our business strategy, and our Distinguished Engineer Board encourages and recognizes excellence in engineering.
To keep us on top of major technological advances and to ensure our products continue to work well with those of other vendors, we are active in most major industry standards organizations and take the lead on many issues. Our professionals are certified across key standards, including Scrum Alliance (a non-profit organization focused on Scrum framework, which is related to Agile development methodology), ITIL®, PMI and CISPP, and are certified in CSM (Certified Scrum Master) and CSP (Certified Scrum Professional) to lead the charge in implementing Agile practices and methodologies across the Company. Our professionals also possess knowledge and expertise in key vertical markets, such as financial services, government, telecommunications, insurance, health care, manufacturing and retail. Further, we were one of the first and only enterprise software companies to have achieved true global ISO 9001:2008 certification, with all offices and aspects of the organization under a single, centrally controlled, certified quality management system. In addition, our Global IT Operations have attained ISO/IEC 20000-1:2005 and ISO/IEC 27001:2005 certifications. These certifications demonstrate our leadership in IT service management and information security.
We have charged to operations $490 million, $510 million, and $471 million in fiscal 2013, 2012 and 2011, respectively, for product development and enhancements. In fiscal 2013, 2012 and 2011, we capitalized costs of $165 million, $180 million and $170 million respectively, for internally developed software.
Intellectual Property
Our products and technology are generally proprietary. We rely on U.S. and foreign intellectual property laws, including patent, copyright, trademark and trade secret laws, to protect our proprietary rights. However, the extent and duration of protection given to different types of intellectual property rights vary under different countries' legal systems. In some countries, full-scale intellectual property protection for our products and technology may be unavailable, and the laws of other jurisdictions may not protect our proprietary technology rights to the same extent as the laws of the United States. We also maintain contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. These restrictions generally bind our employees to confidentiality and limit our customers' use of our software and prohibit certain disclosures to third parties.
We regularly license software and technology from third parties, including some competitors, and incorporate them into our own software products. We include third-party technology in our products in accordance with contractual relationships that specify our rights.
We believe that our patent portfolio differentiates our products and services from those of our competitors, enhances our ability to access third-party technology and helps protect our investment in research and development. We have recently enhanced our internal patent program to increase our ability to capture patents, strengthen their quality and increase the pace at which we are able to move our innovations through the patent process. At March 31, 2013, our patent portfolio included more than 800 issued patents and more than 900 pending applications in the United States and across the world. The patents generally expire at various times over the next 20 years. Although the durations and geographic intellectual property protection coverage for our patents may vary, we believe our patent portfolio adequately protects our interests. Although we have a number of patents and pending applications that may be of value to various aspects of our products and technology, we are not aware of any single patent that is essential to us or to any of our principal business product areas.
The source code for our products is protected both as trade secrets and as copyrighted works. Our customers do not generally have access to the source code for our products. Rather, on-premises customers typically access only the executable code for our products, and SaaS customers access only the functionality of our SaaS offerings. Under certain contingent circumstances, some of our customers are beneficiaries of a source code escrow arrangement that enables them to obtain a limited right to access our source code.

We continue to be engaged in an effort to more fully employ our intellectual property by strategically licensing and/or assigning selected assets within our portfolio. This effort is intended to better position us in the marketplace and allow us the flexibility to reinvest in improving our overall business.
Product Licensing and Maintenance
For traditional, on-premises licensing, we typically license to customers either perpetually or on a subscription basis for a specified term. Our customers also purchase maintenance and support services that provide technical support and any general product enhancements released during the maintenance period.
Under a perpetual license, the customer has the right to use the licensed program for an indefinite period of time upon payment of a one-time license fee. If the customer wants to receive maintenance, the customer is required to pay an additional annual maintenance fee.
Under a subscription license, the customer has the right to usage and maintenance of the licensed products during the term of the agreement. Under our flexible licensing terms, customers can license our software products under multi-year licenses, with most customers choosing terms of one to five years, although some customers seeking greater cost certainty may negotiate longer terms. Thereafter, the license generally renews for the same period of time on the same terms and conditions, but subject to the customer's payment of our then-prevailing subscription license fee.
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
For our mainframe solutions, the majority of our licenses provide customers with the right to use one or more of our products up to a specific license capacity, generally measured in MIPS. For these products, customers may acquire additional capacity during the term of a license by paying us an additional license fee. For our enterprise solutions, our licenses may provide customers with the right to use one or more of our products limited to a number of servers, users or copies, among other things. Customers may license these products for additional servers, users or copies, etc., during the term of a license by paying us an additional license fee.
SaaS is another delivery model we offer to our customers when a customer prefers to use our technology off-premises with little to no infrastructure required. Our SaaS offerings are typically licensed using a subscription fee, most commonly on a monthly or annual basis.
Competition
Our industry is extremely competitive and experiences rapid technological change, the steady emergence of new companies and products, evolving industry standards and continually changing customer needs. We compete with many established companies, the majority of which have substantially greater financial, marketing and technological resources than we do. Our primary competitors include BMC Software Inc., Compuware Corporation, Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, Oracle Corporation and VMware, Inc. These firms compete broadly across our multiple product lines.
We also compete with numerous smaller companies that provide products in a single area of our portfolio. Many of these firms are inherently more agile due to their size and scope, and are able to evolve more rapidly to meet changes in the technology landscape, including delivery of their solutions under the cloud computing model.
We believe our competitive differentiators include: our platform and hardware independence, breadth of offerings, industry expertise, intellectual property, comprehensive distribution, customer relationships, product functionality and scalability, as well as brand name recognition and reputation.
Employees
We had approximately 13,600 employees at March 31, 2013 and 2012, respectively.

(d) Financial Information About Geographic Areas
Refer to Note 17 “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.
(e) Corporate Information
The Company was incorporated in Delaware in 1974, began operations in 1976 and completed an initial public offering of common stock in December 1981. Our common stock is traded on The NASDAQ Global Select Market tier of The NASDAQ Stock Market LLC under the symbol “CA.”
Our corporate website address is www.ca.com. All filings we make with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available for free in the Investor Relations section of our website (www.ca.com/invest) as soon as reasonably practicable after they are filed with or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC's website at www.sec.gov. The reference to our website address does not constitute inclusion or incorporation by reference of the information contained on our website in this Form 10-K or other filings with the SEC, and the information contained on our website is not part of this document.
The Investor Relations section of our website (www.ca.com/invest) also contains information about our initiatives in corporate governance, including: our corporate governance principles; information about our Board of Directors (including specific procedures for communicating with them); information concerning our Board Committees, including the charters of the Audit Committee, the Compensation and Human Resources Committee, the Corporate Governance Committee and the Compliance and Risk Committee; and our Code of Conduct (which qualifies as a “code of ethics” under applicable SEC regulations and is applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer and principal accounting officer, and our directors). These documents can also be obtained in print by writing to our Corporate Secretary, CA, Inc., One CA Plaza, Islandia, NY 11749.

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
As more fully described in Part I, Item 1 “Business,” our business strategy is designed to build on our portfolio of software and services to meet next-generation market opportunities. The success of this strategy could be affected by many of the risk factors discussed in this Form 10-K and also by our ability to:

•
Effectively rebalance our sales force to enable us to maintain and enhance our strong relationships in our traditional customer base of Large Existing Enterprises and to increase penetration in our combined Large New Enterprises and Growth Markets where we currently may not have a strong presence and where we may have a dependence on unfamiliar distribution partners and routes;

•
Enable our sales force to sell new products, including instances where our offerings are of a type not previously provided by us, to our traditional core and new customers, or where a competitor already has an established relationship with a potential new customer;

•	Improve the CA Technologies brand in the marketplace; and

•
Ensure our cloud computing, application development and IT operations (DevOps), SaaS, mobile device management and other new offerings address the needs of a rapidly changing market, while not adversely affecting the demand for our traditional products or our profitability.

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

•
Compliance by us and our partners (including unaffiliated third-party partners) with differing and changing local laws and regulations in multiple international locations as well as compliance with U.S. laws and regulations where applicable in these international locations; and

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
If we fail to keep pace with, or in certain cases lead, technological change in our industry, that failure could materially adversely affect our business. We operate in a highly competitive industry characterized by rapid technological change, evolving industry standards, and changes in customer requirements and delivery methods. During the past several years, many new technological advancements and competing products entered the marketplace. The enterprise solutions markets in which we operate (including non-mainframe platforms from physical to virtual and cloud) are far more crowded and competitive than our traditional mainframe systems management markets.

Our ability to compete effectively and our growth prospects for all of our products, including those associated with our business strategy, depend upon many factors, including the success of our existing enterprise solutions, the timely introduction and success of future software products and services, including those that we acquire or develop, and related delivery methods, and the ability of our products to perform well with existing and future leading databases and other platforms supported by our products that address customer needs and are accepted by the market. We have experienced long development cycles and product delays in the past, particularly with some of our enterprise solutions, and may experience delays in the future. In addition, we have incurred, and expect to continue to incur, significant research and development costs as we introduce new products and integrate products into solution sets. If there are delays in new product introduction or solution set integration, or if there is less-than-anticipated market acceptance of these new products or solution sets, we will have invested substantial resources without realizing adequate revenues in return, which could materially adversely affect our business, financial condition, operating results and cash flow.
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
Our competitors include large vendors of hardware and operating system software and service providers. The widespread inclusion of products that perform the same or similar functions as our products bundled within computer hardware or other companies' software products, or services similar to those provided by us, could reduce the perceived need for our products and services, or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. In addition, the software industry is currently undergoing consolidation as software companies seek to offer more extensive suites and broader arrays of software products and services, as well as integrated software and hardware solutions. This consolidation may adversely affect our competitive position, which could materially adversely affect our business, financial condition, operating results and cash flow. Refer to Part I, Item 1, “Business - (c) Narrative Description of the Business - Competition,” for additional information.
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
In the past we have acquired, and in the future we expect to acquire, complementary companies, products, services and technologies (including through mergers, asset acquisitions, joint ventures, partnerships, strategic alliances and equity investments). Additionally, we expect to acquire technology and software that are consistent with our business strategy. The risks we may encounter include:

•	We may find that the acquired company or assets do not improve our financial and strategic position as planned;

•	We may have difficulty integrating the operations, facilities, personnel and commission plans of the acquired business;

•	We may have difficulty forecasting or reporting results subsequent to acquisitions;

•	We may have difficulty retaining the skills needed to further market, sell or provide services on the acquired products in a manner that will be accepted by the market;

•	We may have difficulty incorporating the acquired technologies or products into our existing product lines;

•	We may have product liability, customer liability or intellectual property liability associated with the sale of the acquired company's products;

•	Our ongoing business may be disrupted by transition or integration issues and our management's attention may be diverted from other business initiatives;

•	We may be unable to obtain timely approvals from governmental authorities under applicable competition and antitrust laws;

•	We may have difficulty maintaining uniform standards, controls, procedures and policies;

•	Our relationships with current and new employees, customers and distributors could be impaired;

•	An acquisition may result in increased litigation risk, including litigation from terminated employees or third parties;

•
Our due diligence process may fail to identify significant issues with the acquired company's product quality, financial disclosures, accounting practices, internal control deficiencies, including material weaknesses, product architecture, legal and tax contingencies and other matters; and

•	We may not be able to realize the benefits of recognized goodwill and intangible assets and this may result in the potential impairment of these assets.
These factors could materially adversely affect our business, results of operations, financial condition and cash flow, particularly in the case of a large acquisition or number of acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options, to pay for acquisitions or to retain employees, existing stockholders' interests may be diluted and income per share may decrease.
If we do not adequately manage, evolve and protect our managerial and financial reporting systems and processes, including the successful implementation of our enterprise resource planning software, our ability to manage and grow our business may be harmed.
Our ability to successfully implement our business plan and comply with regulations requires effective planning and management systems and processes. We need to continue to improve and implement existing and new operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have licensed enterprise resource planning software, consolidated certain finance functions into regional locations, and are in the process of expanding and upgrading our operational and financial systems. Any delay in the implementation of, or disruption in the transition to, our new or enhanced systems, procedures or internal controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, and report financial and management information, including the filing of our quarterly or annual reports with the SEC, on a timely and accurate basis. Failure to properly or adequately address these issues, as well as managing and protecting our infrastructure, could result in the diversion of management's attention and resources, adversely affect our ability to manage our business and materially adversely affect our business, financial condition, results of operations and cash flow. Refer to Item 9A, “Controls and Procedures,” for additional information.

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
Our customers' data centers and IT environments may be subject to hacking or other cybersecurity threats, harming customer relationships and the market perception of the effectiveness of our products.
An actual or perceived breach of our customers' network security allowing access to our customers' data centers or other parts of their IT environments, including access to confidential and personally identifiable information maintained by a customer, regardless of whether the breach is attributable to our products, may cause contractual disputes and may negatively affect the market perception of the effectiveness of our products and our reputation. Because the techniques used by computer hackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Alleviating any of these problems could require significant expenditures of our capital and diversion of our resources from development efforts. Additionally, these efforts could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers, and/or subject us to legal action by government authorities or private parties, which could materially adversely affect our business, financial condition, operating results and cash flow.
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

Discovery of errors or omissions in our software products could materially adversely affect our revenue and earnings and subject us to costly and time consuming product liability claims.
The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors or omissions will not be found in current versions, new versions, documentation or enhancements of our software products (collectively, our Products) after commencement of commercial shipments. If new or existing customers have difficulty deploying our Products or require significant amounts of customer support, our operating margins could be adversely affected. We could also face possible claims and higher development costs if our Products contain errors that we have not detected or if our Products otherwise fail to meet our customers' expectations. Significant technical challenges also arise with our Products because our customers license and deploy our Products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. These combinations increase our risk further because, in the event of a system-wide failure, it may be difficult to determine which product is at fault. As a result, we may be harmed by the failure of another supplier's products. As a result of the foregoing, we could experience:

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
Our future success is highly dependent upon our proprietary technology, including our software and our source code for that software. Failure to protect such technology could lead to the loss of valuable assets and our competitive advantage. We protect our proprietary information through the use of patents, copyrights, trademarks, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding our efforts to protect our proprietary rights, policing unauthorized use or copying of our proprietary information is difficult. Unauthorized use or copying occurs from time to time and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States. For example, for some of our products, we rely on “shrink-wrap” or “click-on” licenses, which may be unenforceable in whole or in part in some jurisdictions in which we operate. In addition, patents we have obtained may be circumvented, challenged, invalidated or designed around by other companies. If we do not adequately protect our intellectual property for these or other reasons, our business, financial condition, operating results and cash flow could be materially adversely affected. Refer to Part I , Item 1, “Business - (c) Narrative Description of the Business - Intellectual Property,” for additional information.
Our sales to government clients subject us to risks, including early termination, renegotiation, audits, investigations, sanctions and penalties.
Approximately 11% of our total revenue backlog at March 31, 2013 is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local government agencies. These contracts are generally subject to annual fiscal funding approval, may be renegotiated or terminated at the discretion of the government, or all of these. Termination, renegotiation or funding approval for a contract could adversely affect our sales, revenue and reputation. Additionally, our government contracts are generally subject to audits and investigations, which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, which could materially adversely affect our business, financial condition, operating results and cash flow.

We may encounter events or circumstances that would require us to record an impairment charge relating to our goodwill or capitalized software and other intangible assets balances.
Under GAAP, we are required to evaluate our capitalized software and other intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually, and more frequently if impairment indicators are present.  In future periods, we may be subject to factors that may constitute a change in circumstances, indicating that the carrying value of our goodwill exceeds fair value or our capitalized software and other intangible assets may not be recoverable.  These changes may consist of, but are not limited to, declines in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. Any of these factors, or others, could require us to record a significant non-cash impairment charge in our financial statements during a period.  If we determine that a significant impairment of our goodwill or our capitalized software and other intangible assets has occurred in any of our operating segments, this could materially adversely affect our business, financial condition and operating results.
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
Changes in market conditions or our credit ratings could increase our interest costs and adversely affect the cost of refinancing our debt and our ability to refinance our debt, which could materially adversely affect our business, financial condition, operating results and cash flow.
At March 31, 2013, we had $1,290 million of debt outstanding, consisting mostly of unsecured fixed-rate senior note obligations and credit facility borrowings. Refer to Note 8, “Debt,” in the Notes to the Consolidated Financial Statements for the payment schedule of our long-term debt obligations. Our senior unsecured notes are rated by Moody's Investors Service, Fitch Ratings, and Standard and Poor's. These agencies or any other credit rating agency could downgrade or take other negative action with respect to our credit ratings in the future. If our credit ratings were downgraded or other negative action is taken, we could be required to, among other things, pay additional interest on outstanding borrowings under our principal revolving credit agreement. Any downgrades could affect our ability to obtain additional financing in the future and may affect the terms of any such financing.
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
Failure by us to effectively execute on our announced workforce reductions, workforce re-balancing and facilities consolidations could result in total costs that are greater than expected or revenues that are less than anticipated.
In May 2013 and previously, we have announced workforce reductions, workforce re-balancing, global facility consolidations and other cost reduction initiatives to reallocate resources of our business as part of our strategy. We may have further workforce reductions, workforce re-balancing, global facilities consolidations and other cost reduction initiatives in the future. Risks associated with these actions and other workforce management issues include delays in implementation, changes in plans that increase or decrease the number of employees affected, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could materially adversely affect our financial condition, operating results and cash flow.

We have outsourced various functions to third parties and use third parties as vendors pursuant to arrangements that may not be successful or fully secure, thereby resulting in increased costs or an increased chance of a cybersecurity threat, which may adversely affect service levels and our public reporting.
We have outsourced various functions to third parties, including certain development and administrative functions and hosting for our SaaS business, and may outsource additional functions to third-party providers in the future. We use third party vendors for a variety of functions including a number of which expressly involve confidential and/or personally identifiable information. We rely on all of these third parties to provide services on a timely and effective basis and to adequately address their own cybersecurity threats. Although we periodically monitor the performance of these third parties and maintain contingency plans in case the third parties are unable to perform as agreed, we do not ultimately control the performance of our outsourcing partners. The failure of third-party outsourcing partners or vendors to perform as expected or as contractually required could result in significant disruptions and costs to our operations or our customers' operations, including the potential loss of personally identifiable data of our customers, employees and business partners and could subject us to legal action by government authorities or private parties, which could materially adversely affect our business, financial condition, operating results and cash flow, and our ability to file our financial statements with the SEC timely or accurately.
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
At March 31, 2013, we leased 60 facilities throughout the United States, including our corporate headquarters located in Islandia, New York, and 85 facilities outside the United States. Our lease obligations expire on various dates with the longest commitment extending to 2023. We believe that substantially all of our leases will be renewable at market terms at our option as they become due.
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

Item 3. Legal Proceedings.
Refer to Note 11, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.

Item 4. Mine Safety Disclosures.
Not applicable.

*        *        *

Executive Officers of the Registrant.
The name, age, present position, and business experience for at least the past five years of each of our executive officers at May 9, 2013 are listed below:
Michael P. Gregoire, 47, has been Chief Executive Officer and a director of the Company since January 2013. Previously, he served as President and Chief Executive Officer of Taleo Corporation (Taleo), a provider of on-demand talent management software solutions, from March 2005 until Taleo's acquisition by Oracle Corporation in April 2012. Mr. Gregoire also served as a director of Taleo from April 2005 until April 2012 and served as Taleo's Chairman of the Board from May 2008 until April 2012. Mr. Gregoire served as Executive Vice President, Global Services and held various other senior management positions at PeopleSoft, Inc. (PeopleSoft), an enterprise software company, from May 2000 to January 2005. Mr. Gregoire served as Managing Director for global financial markets at Electronic Data Systems, Inc., a global technology services company, from 1996 to April 2000, and in various other roles from 1988 to 1996. Mr. Gregoire has been a director of ShoreTel, Inc., a provider of business communication solutions, since November 2008.
Richard J. Beckert, 51, has been Executive Vice President and Chief Financial Officer of the Company since May 2011. He served as the Company's Corporate Controller from June 2008 to May 2011 and as Senior Vice President, Strategic Pricing and Offerings from September 2006, when he joined the Company, through June 2008.
Adam Elster, 45, has been Executive Vice President and Group Executive, Mainframe and Customer Success Group since February 2012. He is responsible for innovation and growth of our mainframe business and customer success, which includes customer support, portfolio management and integration of acquisitions. In addition, he leads a business transformation program that focuses on organizational alignment initiatives with our business strategy to meet long-term goals and objectives. Since joining the Company in 1999, Mr. Elster has held a number of senior management positions, including Executive Vice President, Global Business Organization and Business Transformation from August 2011 to February 2012, General Manager, CA Services, Support and Education from June 2011 to August 2011, Corporate Senior Vice President and General Manager, CA Services from November 2009 to June 2011, and Senior Vice President, Area Sales Manager for the Eastern United States, from July 2007 to November 2009.
George J. Fischer, 50, has been the Company's Executive Vice President and Group Executive, Worldwide Sales and Services since February 2012. He is responsible for all revenue for the Company and for building and maintaining customer and partner relationships across all sectors and geographies. Since joining the Company in 1999, Mr. Fischer has held a number of senior management positions, including Executive Vice President and Group Executive, Worldwide Sales and Operations from June 2010 to February 2012, Executive Vice President, Global Sales and Marketing from 2009 to June 2010 and Executive Vice President and General Manager, Worldwide Sales from 2007 to 2009.
Amy Fliegelman Olli, 49, has been Executive Vice President and General Counsel of the Company since February 2007. She is responsible for all of the Company's legal, compliance, internal audit and enterprise risk management functions worldwide. Ms. Fliegelman Olli joined the Company in September 2006. From September 2006 to February 2007, she served as Executive Vice President and Co-General Counsel of the Company.
Peter JL Griffiths, 49, has been the Company's Executive Vice President and Group Executive, Enterprise Solutions and Technology Group since February 2012. He is responsible for managing a broad portfolio of enterprise products and solutions and for managing the Company's development function. Mr. Griffiths joined the Company in May 2011 as Executive Vice President, Technology and Development and held that position until February 2012. Prior to that, he was Vice President of Worldwide Research and Development Business, Analytics and Applications at International Business Machines Corporation from January 2008 to May 2011.
Jacob Lamm, 48, has been the Company's Executive Vice President, Strategy and Corporate Development since February 2009. He is responsible for directing the Company's overall business strategy, as well as the Company's strategy for acquisitions. Mr. Lamm has held various management positions since joining the Company in 1998, including serving as Executive Vice President, Governance Group from January 2008 to February 2009 and as Executive Vice President and General Manager, Business Service Optimization Business Unit from March 2007 to January 2008.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on The NASDAQ Global Select Market tier of The NASDAQ Stock Market LLC (NASDAQ) under the symbol “CA.” The following table sets forth, for the fiscal quarters indicated, the quarterly high and low closing sales prices on NASDAQ:

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
Fourth Quarter	$25.52	$22.65	$27.91	$20.16
Third Quarter	$25.50	$21.77	$22.46	$18.99
Second Quarter	$27.31	$24.07	$23.42	$18.62
First Quarter	$27.78	$24.39	$25.06	$21.35
At April 30, 2013, we had approximately 5,800 stockholders of record.
We have paid cash dividends each year since July 1990. For fiscal 2013, 2012 and 2011, we paid annual cash dividends of $1.00, $0.40 and $0.16 per share, respectively.
On January 23, 2012, our Board of Directors approved a capital allocation program that targets the return of up to $2.5 billion to shareholders through fiscal 2014. This included an increase in the annual dividend from $0.20 to $1.00 per share on our common stock as and when declared by the Board of Directors and the authorization to acquire up to $1.5 billion of our common stock. In fiscal 2013, we paid quarterly cash dividends of $0.25 per share. We paid a cash dividend of $0.25 per share in the fourth quarter of fiscal 2012 and $0.05 per share in each of the first three quarters of fiscal 2012. In fiscal 2011, we paid quarterly cash dividends of $0.04 per share.
Purchases of Equity Securities by the Issuer
The following table sets forth, for the months indicated, our purchases of common stock in the fourth quarter of fiscal 2013:
Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
	(in thousands, except average price paid per share)
January 1, 2013 — January 31, 2013	759	$25.01	759	$559,645
February 1, 2013 — February 28, 2013	1,436	24.82	1,436	$524,000
March 1, 2013 — March 31, 2013	765	24.98	765	$504,899
Total	2,960		2,960
On January 23, 2012, our Board of Directors approved a capital allocation program that authorized us to acquire up to $1.5 billion of our common stock through our fiscal year ending March 31, 2014.
In January 2012, we entered into an Accelerated Share Repurchase (ASR) agreement with a bank to repurchase $500 million of our common stock. Under the agreement, we paid $500 million to the bank for an initial delivery of 15 million shares in the fourth quarter of fiscal 2012. The fair market value of the initially delivered shares on the date of purchase was $375 million. The remaining $125 million was included in “Additional paid-in capital” in our Consolidated Balance Sheet at March 31, 2012.
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

Excluding the settlement of the ASR agreement, we repurchased 20 million additional shares of our common stock for $495 million during fiscal 2013. At March 31, 2013, we remained authorized to purchase $505 million of our common stock under the capital allocation program. The timing and amount of share repurchases will be determined by our management based on evaluation of market conditions, trading price, legal requirements and other factors.

Item 6. Selected Financial Data.
The information set forth below should be read in conjunction with the “Results of Operations” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended March 31,
Statement Of Operations Data	2013	2012	2011	2010	2009
	(in millions, except per share amounts)
Revenue	$4,643	$4,814	$4,429	$4,227	$4,138
Income from continuing operations(1)	$955	$938	$823	$759	$661
Basic income per common share from continuing operations	$2.07	$1.91	$1.60	$1.46	$1.27
Diluted income per common share from continuing operations	$2.07	$1.90	$1.60	$1.45	$1.27
Dividends declared per common share(2)	$1.00	$0.40	$0.16	$0.16	$0.16

	At March 31,
Balance Sheet And Other Data	2013	2012	2011	2010	2009
	(in millions)
Cash provided by operating activities — continuing operations	$1,408	$1,505	$1,377	$1,336	$1,184
Working capital surplus	$585	$214	$448	$409	$147
Working capital, excluding deferred revenue(3)	$3,067	$2,872	$3,045	$2,913	$2,553
Total assets	$11,811	$11,997	$12,411	$11,888	$11,241
Long-term debt (less current maturities)	$1,274	$1,287	$1,282	$1,530	$1,287
Stockholders’ equity	$5,450	$5,397	$5,620	$4,987	$4,362

(1)	In fiscal 2010 and 2009, we incurred after-tax charges of $33 million and $64 million, respectively, for restructuring and other costs.

(2)
In fiscal 2013, dividends declared per common share were $0.25 per quarter. Dividends declared per common share were $0.05 in each of the first three quarters of fiscal 2012 and $0.25 in the fourth quarter of fiscal 2012. In fiscal 2009 through fiscal 2011, dividends declared per common share were $0.04 per quarter.

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

Business Overview
We are a leading provider of enterprise information technology (IT) management software and solutions. We help customers maximize their existing technology investments and recognize the potential of new technology to drive innovation. We transform IT to simplify complexity, free up resources and focus on service quality. We also secure IT to reduce the risk of improper access and fraud. We do this across our customers' choices of platforms - from mainframe and distributed to virtual, cloud and mobile, and across technologies and vendors.

We deliver solutions across the complete service lifecycle, which ranges from portfolio planning and service modeling in pre-production to service assembly, automation, assurance and management in production. This specialized customer-centric and practical approach helps customers manage and maintain IT systems and deliver new, innovative services with speed and agility, while bridging the gap between what businesses want to compete more effectively and what IT can deliver.
Organizations are looking to IT to gain a competitive edge through faster delivery of products, services and applications, new customer acquisition, and agile responses to market change. To achieve these desired business outcomes, many organizations are improving the efficiency and availability of their IT resources and applications by: adopting server virtualization and cloud computing; delivering an experience that embraces social media and the proliferation of smart devices; leveraging application development and IT operations to speed application release cycles; and looking at the flexibility inherent in the variety of Software-as-a-Service (SaaS) offerings available in the market. While these technologies and new business models can reduce operating costs tied to physical infrastructure and increase agility, they also push IT into more complex and hybrid computing environments comprising mainframes, physical servers, virtualized servers and private, public and hybrid (a combination of public and private) cloud environments.
To address these challenges, we believe it is vital for companies to effectively accelerate IT innovation and transform and secure all of their various computing environments, while being able to deliver new services quickly based on their business needs.
Our core strengths in IT management and security, combined with our investments in innovative technologies, position us to serve a wide range of customers. We have a broad and deep portfolio of software solutions to address customer needs across computing platforms, from mainframe and distributed to virtual, cloud and mobile, and across the service lifecycle. We deliver these solutions on-premises and are continuing to transition many of our products to a SaaS delivery model. We organize our offerings into our Mainframe Solutions, Enterprise Solutions and Services operating segments.
In the beginning of fiscal 2013, we divided our customers into three groups: (1) approximately 1,000 core large existing enterprise customers with annual revenue in excess of $2 billion (Large Existing Enterprises), which accounted for approximately 80% of our revenue; (2) enterprises with revenue in excess of $2 billion that were not historically significant customers of ours (Large New Enterprises), a customer segment that included an estimated 4,500 potential new customers, but where we focused on approximately only 1,000 of these customers selected based on our geographical and vertical strengths; and (3) more than 7,000 enterprises with revenue between $300 million and $2 billion and in fast growing geographies like Latin America and Asia (Growth Markets). At the beginning of fiscal 2014 we further refined our approach, combining our Large New Enterprises and Growth Markets go-to-market efforts into a single sales coverage model to better capture these opportunities. All these efforts are designed to accelerate new product sales outside of our contract renewal cycle.
At the same time, we continue to dedicate sales resources and deploy additional solutions to address opportunities to sell to new customers. We believe we can grow our business and increase market share by delivering differentiated technology and working through partners. Market segmentation allows us to better align marketing and go-to-market initiatives with how customers want to buy. We have also implemented broad-based business initiatives to drive accountability for execution. We believe that these initiatives will benefit our performance in the long-term.

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
Under our business model, we offer customers a wide range of licensing options. For traditional, on-premises licensing, we typically license to customers either perpetually or on a subscription basis for a specified term. Our customers also purchase maintenance and support services that provide technical support and any general product enhancements released during the maintenance period.
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

For our mainframe solutions, the majority of our licenses provide customers with the right to use one or more of our products up to a specific license capacity, generally measured in millions of instructions per second (MIPS). For these products, customers may acquire additional capacity during the term of a license by paying us an additional license fee. For our enterprise solutions, our licenses may provide customers with the right to use one or more of our products limited to a number of servers, users or copies, among other things. Customers may license these products for additional servers, users or copies, etc., during the term of a license by paying us an additional license fee.
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
Total revenue for fiscal 2013 decreased 4% to $4,643 million compared with $4,814 million in fiscal 2012 primarily due to an unfavorable foreign exchange effect and a decrease in subscription and maintenance revenue. Subscription and maintenance revenue declined primarily due to lower new product and mainframe capacity sales in prior periods. For fiscal 2012, software fees and other revenue included $39 million in revenue under a license agreement we entered into in connection with a litigation settlement (refer to the "Software Fees and Other" section under Results of Operations for additional information). The unfavorable foreign exchange effect for fiscal 2013 was $95 million. Due to our sales performance during fiscal 2013 and the resulting decrease in our current revenue backlog, we expect a year-over-year decrease in total revenue for fiscal 2014 compared with fiscal 2013.
Total bookings for fiscal 2013 decreased 12% to $4,114 million compared with $4,663 million in fiscal 2012 primarily as a result of a year-over-year decline in mainframe renewals, enterprise and mainframe new product sales and mainframe capacity sales reflected in subscription and maintenance bookings and to a lesser extent a decrease in professional services bookings. These decreases were slightly offset by an increase in software fees and other bookings that are or will be recognized as software fees and other revenue and were primarily driven by growth in our SaaS offerings. For fiscal 2012, software fees and other bookings included the $39 million from the license agreement we entered into in connection with a litigation settlement. Renewal bookings, which generally do not include new product and capacity sales and professional services arrangements, for fiscal 2013 declined by a high single digit percentage compared with fiscal 2012, which is slightly better than the expected decline of approximately 10%. For the fourth quarter of fiscal 2013, our percentage renewal yield was in the low 90% range. We currently expect the value of our fiscal 2014 renewals to increase by a percentage in the high single digits, excluding a large customer renewal that is expected to occur in the fourth quarter of fiscal 2014, compared with fiscal 2013.  We expect a majority of the increase in renewals to occur in the second half of fiscal 2014.
Total expense before interest and income taxes for fiscal 2013 decreased 4% to $3,281 million compared with $3,425 million in fiscal 2012. The decrease was primarily attributable to a decrease in selling and marketing expenses, a decrease in general and administrative expenses and a favorable foreign exchange effect on operating expenses for fiscal 2013. The decrease in operating expenses for fiscal 2013 compared with fiscal 2012 was also due to $35 million of income from an intellectual property transaction recognized in “Other (gains) expenses, net” in the first quarter of fiscal 2013. Partially offsetting these decreases was an increase in amortization of capitalized software costs, which includes an impairment of $55 million of our purchased software intangible assets. We currently expect the costs associated with our fiscal 2014 re-balancing actions to unfavorably affect operating expenses for fiscal 2014 (see Note 19, “Subsequent Events,” in the Notes to the Consolidated Financial Statements for additional information).
Income before interest and income taxes for fiscal 2013 decreased 2% to $1,362 million compared with $1,389 million in fiscal 2012, which reflects the overall decrease in revenue.
Tax expense for fiscal 2013 decreased 13% to $363 million compared with $416 million in fiscal 2012, primarily as a result of a decrease in income before taxes, and from resolutions of uncertain tax positions relating to U.S and non-U.S. jurisdictions that are not expected to recur. The positive resolution of a tax audit subsequent to the end of fiscal 2013 is expected to favorably affect tax expense for fiscal 2014 (see Note 19, “Subsequent Events,” in the Notes to the Consolidated Financial Statements for additional information).
Diluted income per common share from continuing operations for fiscal 2013 was $2.07 compared with $1.90 in fiscal 2012, primarily reflecting an increase in income from continuing operations, our repurchases of common shares and a decrease in our fiscal 2013 effective tax rate.

For fiscal 2013, our segment results were as follows:
For fiscal 2013, Mainframe Solutions revenue decreased from the year ago period by $123 million, or 5%.  The reduction was driven primarily by an unfavorable foreign exchange effect of $56 million, $39 million in revenue received in the third quarter of fiscal 2012 under a license agreement we entered into in connection with a litigation settlement (see the "Software Fees and Other" section under Results of Operations for additional information), and a decrease in new product and capacity sales in prior periods.  The increase in Mainframe Solutions operating margin for fiscal 2013 was primarily a result of the decrease in selling and marketing expenses, a favorable effect of foreign exchange on operating expenses, a decrease in general and administrative expenses and a decrease in severance costs.
For fiscal 2013, Enterprise Solutions revenue decreased from the year ago period by $48 million, or 3%, primarily due to an unfavorable foreign exchange effect of $32 million and lower new product sales from prior periods.  Within Enterprise Solutions revenue, there was a decrease in revenue from our service assurance, automation and data management products, partially offset by an increase in revenue attributable to our ITKO and Nimsoft products. Enterprise Solutions operating margin for fiscal 2013 increased by one percentage point from 8 percent to 9 percent as a result of the income from a $35 million intellectual property transaction in the first quarter of fiscal 2013 (see "Other gains, net" under Results of Operations for additional information), which contributed two percentage points to Enterprise Solutions operating margin in fiscal 2013, as well as a decrease in severance costs compared with fiscal 2012. These favorable items were offset by our additional investments in ITKO and Nimsoft products.
For fiscal 2013, Services revenue and expenses compared with fiscal 2012 remained consistent. Services operating margin was 6% for fiscal 2013 and fiscal 2012.
Total revenue backlog for fiscal 2013 decreased 8% to $7,774 million compared with $8,473 million in fiscal 2012. The decrease was primarily due to the decline of total bookings in fiscal 2013 and prior periods and the increase in the percentage of bookings recognized as up-front revenue in software fees and other revenue in fiscal 2013, which is not included in revenue backlog. The current portion of revenue backlog for fiscal 2013 decreased 4% to $3,563 million compared with $3,714 million in fiscal 2012. Excluding the effect of foreign exchange, the current portion of revenue backlog decreased 3%. Based on fiscal 2013 performance and our expectation that our renewal portfolio for fiscal 2014 will be back-end loaded, we expect a continued decline in current revenue backlog into the second half of fiscal 2014. Generally, we believe that a change in the current portion of revenue backlog on a year-over-year basis is an indicator of future subscription and maintenance revenue performance due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.
Cash provided by operating activities-continuing operations for fiscal 2013 decreased 6% to $1,408 million compared with $1,505 million in fiscal 2012. The decrease was primarily due to the decrease in cash collections from billings of $285 million, partially offset by the decrease in vendor disbursements, payroll and other disbursements, net of $101 million and the decrease in income tax payments of $87 million. For fiscal 2013, there was an increase in single installment payments of $193 million. Product development and enhancements expenses are expected to increase in future periods as the amount capitalized for internally developed software costs decreases (see “Amortization of Capitalized Software Costs” under Results of Operations for additional information). This will result in additional operating cash outflows relating to development expenses for fiscal 2014. In addition, we currently expect the payments associated with our fiscal 2014 re-balancing actions (see Note 19, “Subsequent Events,” in the Notes to the Consolidated Financial Statements for additional information) and an increase in cash taxes to have unfavorable effects on cash flows from operations for fiscal 2014. As a result, we expect a year-over-year decrease in cash flows from operations for fiscal 2014 compared with fiscal 2013.

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
Our predominantly subscription-based business model is less common among our competitors in the software industry and it may be difficult to compare the results for many of our performance indicators with those of our competitors. The following is a summary of the principal performance indicators that management uses to review performance:

	Year Ended March 31,		Change	Percent Change
	2013	2012
	(dollars in millions)
Total revenue	$4,643	$4,814	$(171)	(4)%
Income from continuing operations	$955	$938	$17	2%
Cash provided by operating activities — continuing operations	$1,408	$1,505	$(97)	(6)%
Total bookings	$4,114	$4,663	$(549)	(12)%
Subscription and maintenance bookings	$3,238	$3,776	$(538)	(14)%
Weighted average subscription and maintenance license agreement duration in years	3.27	3.46	(0.19)	(5)%

	At March 31,		Change	Percent Change
	2013	2012
	(dollars in millions)
Cash, cash equivalents and short-term investments(1)	$2,776	$2,679	$97	4%
Total debt	$1,290	$1,301	$(11)	(1)%
Total expected future cash collections from committed contracts(2)	$5,173	$5,745	$(572)	(10)%
Total revenue backlog(2)	$7,774	$8,473	$(699)	(8)%
Total current revenue backlog(2)	$3,563	$3,714	$(151)	(4)%

(1)	At March 31, 2013, short-term investments were $183 million. At March 31, 2012, short-term investments were less than $1 million.

(2)
Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information about expected future cash collections from committed contracts, billing backlog and revenue backlog.

Analyses of our performance indicators shown above and our segment performance can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A.
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

Subscription and Maintenance Bookings —Subscription and maintenance bookings is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription and maintenance agreements entered into during a reporting period. These amounts include the sale of products directly by us and may include additional products, services or other fees for which we have not established vendor specific objective evidence (VSOE). Subscription and maintenance bookings also includes indirect sales by distributors and volume partners, value-added resellers and exclusive representatives to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products, and other contracts without these rights entered into in close proximity or contemplation of such agreements. These amounts are expected to be recognized ratably as subscription and maintenance revenue over the applicable term of the agreements. Subscription and maintenance bookings exclude the value associated with certain perpetual licenses, license-only indirect sales, SaaS offerings and professional services arrangements.
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
Within bookings, we also consider the yield on our renewals. We define “renewal yield” as the percentage of the renewable value of a prior contract (i.e., the maintenance value and, in the case of non-perpetual licenses, the license value) realized in current period bookings. The renewable value of a prior contract is an estimate affected by various factors including contractual renewal terms, price increases and other conditions. We estimate the aggregate yield for a quarter based on a review of material transactions representing a substantial majority of the dollar value of renewals during the current period. There may be no correlation between year-over-year changes in bookings and year-over-year changes in renewal yield, since renewal yield is based on the renewable value of contracts of various durations, most of which are longer than one year.
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
Total Revenue Backlog — Total revenue backlog represents the aggregate amount we expect to recognize as revenue in the future as either subscription and maintenance revenue, professional services revenue or software fees and other revenue associated with contractually committed amounts billed or to be billed as of the balance sheet date. Total revenue backlog is composed of amounts recognized as liabilities in our Consolidated Balance Sheets as deferred revenue (billed or collected) as well as unearned amounts yet to be billed under subscription and maintenance and software fees and other agreements. Classification of amounts as current and noncurrent depends on when such amounts are expected to be earned and therefore recognized as revenue. Amounts that are expected to be earned and therefore recognized as revenue in 12 months or less are classified as current, while amounts expected to be earned in greater than 12 months are classified as noncurrent. The portion of the total revenue backlog that relates to subscription and maintenance agreements is recognized as revenue evenly on a monthly basis over the duration of the underlying agreements and is reported as subscription and maintenance revenue in our Consolidated Statements of Operations. Generally, we believe that an increase or decrease in the current portion of revenue backlog on a year-over-year basis is a favorable or unfavorable indicator of future subscription and maintenance revenue performance, respectively, due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.
“Deferred revenue (billed or collected)” is composed of: (i) amounts received from customers in advance of revenue recognition and (ii) amounts billed but not collected for which revenue has not yet been earned.

Results of Operations
The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for fiscal 2013, 2012 and 2011 and the period-over-period dollar and percentage changes for those line items.

	Year Ended March 31,			Dollar Change 2013/2012	Percent Change 2013/2012	Dollar Change 2012/2011	Percent Change 2012/2011
	2013	2012	2011
	(dollars in millions)
Revenue:
Subscription and maintenance revenue	$3,858	$4,021	$3,822	$(163)	(4)%	$199	5%
Professional services	382	382	327	—	—%	55	17%
Software fees and other	403	411	280	(8)	(2)%	131	47%
Total revenue	$4,643	$4,814	$4,429	$(171)	(4)%	$385	9%
Expenses:
Costs of licensing and maintenance	$284	$286	$278	$(2)	(1)%	$8	3%
Cost of professional services	354	357	303	(3)	(1)%	54	18%
Amortization of capitalized software costs	319	225	192	94	42%	33	17%
Selling and marketing	1,276	1,394	1,286	(118)	(8)%	108	8%
General and administrative	405	462	451	(57)	(12)%	11	2%
Product development and enhancements	490	510	471	(20)	(4)%	39	8%
Depreciation and amortization of other intangible assets	158	176	187	(18)	(10)%	(11)	(6)%
Other (gains) expenses, net	(5)	15	7	(20)	(133)%	8	114%
Total expense before interest and income taxes	$3,281	$3,425	$3,175	$(144)	(4)%	$250	8%
Income before interest and income taxes	$1,362	$1,389	$1,254	$(27)	(2)%	$135	11%
Interest expense, net	44	35	45	9	26%	(10)	(22)%
Income before income taxes	$1,318	$1,354	$1,209	$(36)	(3)%	$145	12%
Income tax expense	363	416	386	(53)	(13)%	30	8%
Income from continuing operations	$955	$938	$823	$17	2%	$115	14%

The following table sets forth, for the fiscal years indicated, the percentage of total revenue presented by the items in the accompanying Consolidated Statements of Operations.

	Percentage of Total Revenue for the Year Ended March 31,
	2013	2012	2011
Revenue:
Subscription and maintenance revenue	83%	84%	86%
Professional services	8	8	7
Software fees and other	9	8	7
Total revenue	100%	100%	100%
Expenses:
Costs of licensing and maintenance	6%	6%	6%
Cost of professional services	8	7	7
Amortization of capitalized software costs	7	5	4
Selling and marketing	27	29	29
General and administrative	9	10	10
Product development and enhancements	11	11	11
Depreciation and amortization of other intangible assets	3	4	4
Other (gains) expenses, net	—	—	—
Total expenses before interest and income taxes	71%	71%	72%
Income before interest and income taxes	29%	29%	28%
Interest expense, net	1	1	1
Income before income taxes	28%	28%	27%
Income tax expense	8	9	9
Income from continuing operations	21%	19%	19%
Note: Amounts may not add to their respective totals due to rounding.
Revenue
As more fully described below, total revenue decreased in fiscal 2013 compared with fiscal 2012 and increased in fiscal 2012 compared with fiscal 2011. During fiscal 2013, total revenue reflected an unfavorable foreign exchange effect of $95 million compared with fiscal 2012 and a decrease in subscription and maintenance revenue. During fiscal 2012, total revenue reflected a favorable foreign exchange effect of $89 million compared with fiscal 2011. Due to our sales performance during fiscal 2013 and the resulting decrease in our current revenue backlog, we expect a year-over-year decrease in total revenue for fiscal 2014 compared with fiscal 2013.

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
The decrease in subscription and maintenance revenue for fiscal 2013 compared with fiscal 2012 was primarily attributable to an unfavorable foreign exchange effect of $82 million. The decrease in subscription and maintenance revenue was also attributable to a decrease in both current and prior fiscal years' new product and mainframe capacity sales. In addition, the increased percentage of bookings recognized as software fees and other revenue during fiscal 2013 had an unfavorable effect on subscription and maintenance revenue. If the percentage of these bookings increases in the future, this will continue to have an unfavorable effect on subscription and maintenance revenue.

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
Professional Services
Professional services revenue primarily includes product implementation, consulting, customer training and customer education. Professional services revenue for fiscal 2013 was consistent with fiscal 2012.

Professional services revenue increased in fiscal 2012 compared with fiscal 2011, primarily due to our fiscal 2012 acquisition of Base Technologies.
Software Fees and Other
Software fees and other revenue primarily consists of revenue that is recognized on an up-front basis. This includes revenue associated with enterprise solutions products sold on an up-front basis directly by our sales force or through transactions with distributors and volume partners, value-added resellers and exclusive representatives (sometimes referred to as our “indirect” or “channel” revenue). It also includes our SaaS revenue, which is recognized as the services are provided, generally ratably over the term of the SaaS arrangement, rather than up-front.
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
Software fees and other revenue decreased for fiscal 2013 compared with fiscal 2012 due to the Final License Payment recognized in the third quarter of fiscal 2012, partially offset by an increase of $24 million in revenue from our SaaS offerings and an increase of $6 million in revenue from our perpetual enterprise solutions products.
In fiscal 2012, there was a year-over-year increase in sales associated with our perpetual enterprise solutions products of $65 million, of which $31 million was for products that were newly eligible for up-front revenue recognition in the second half of fiscal 2012 and $13 million was associated with our acquisition of ITKO. In addition, the increase was also attributable to the aforementioned Final License Payment and an increase of $34 million in revenue from our SaaS offerings.
Total Revenue by Geography
The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for fiscal 2013, 2012 and 2011.

	Fiscal 2013 Compared With Fiscal 2012					Fiscal 2012 Compared With Fiscal 2011
	(dollars in millions)
	2013	% Of Total	2012	% Of Total	% Change	2012	% Of Total	2011	% Of Total	% Change
United States	$2,747	59%	$2,812	58%	(2)%	$2,812	58%	$2,519	57%	12%
International	1,896	41%	2,002	42%	(5)%	2,002	42%	1,910	43%	5%
Total	$4,643	100%	$4,814	100%	(4)%	$4,814	100%	$4,429	100%	9%
Revenue in the United States decreased by $65 million, or 2%, for fiscal 2013 compared with fiscal 2012 primarily due to a decrease in subscription and maintenance revenue, as described above. International revenue decreased by $106 million, or 5%, for fiscal 2013 compared with fiscal 2012, primarily due to an unfavorable foreign exchange effect of $95 million. Excluding the unfavorable foreign exchange effect, revenue was down in all regions except the Latin America region.
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

Price changes do not have a material effect on revenue in the period in which they are implemented as a result of our ratable subscription model.
Expenses
Operating expenses for fiscal 2013 decreased compared with fiscal 2012 due to a decrease in selling and marketing expenses, a decrease in general and administrative expenses, a favorable effect of foreign exchange on operating expenses, a decrease in severance costs and a decrease of $20 million due to a change in our employee vacation benefits. In addition, there was $35 million of income from an intellectual property transaction recognized in “Other (gains) expenses, net” in the first quarter of fiscal 2013. Partially offsetting these decreases was an increase in amortization of capitalized software costs.
We currently expect the costs associated with our fiscal 2014 re-balancing actions to unfavorably affect operating expenses for fiscal 2014 (see Note 19, “Subsequent Events,” in the Notes to the Consolidated Financial Statements for additional information).
The overall increase in operating expenses for fiscal 2012 compared with fiscal 2011 was primarily due an increase in costs associated with acquisitions, an increase in personnel-related costs for selling and marketing and an increase in expenses for product development and enhancements.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. Costs of licensing and maintenance for fiscal 2013 were consistent with fiscal 2012.
The increase in costs of licensing and maintenance for fiscal 2012 compared with fiscal 2011 was due to an increase in costs associated with acquisitions.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for fiscal 2013 was consistent with fiscal 2012 and operating margin for professional services was 7% for each of fiscal 2013 and fiscal 2012.
For fiscal 2012 compared with fiscal 2011, cost of professional services increased primarily as a result of our fiscal 2012 acquisition of Base Technologies. Operating margin for professional services was 7% for each of fiscal 2012 and 2011.
Operating margin for professional services does not include certain additional costs that are allocated to the Services segment (see "Performance of Segments" below).
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
The increase in amortization of capitalized software costs for fiscal 2013 compared with fiscal 2012 was due to an impairment recorded in the fourth quarter of fiscal 2013 of $55 million relating to purchased software (see Note 6, “Long Lived Assets,” in the Notes to the Consolidated Financial Statements for additional information), as well as an increase in software development projects that have reached general availability in recent periods and amortization from assets acquired from our fiscal 2012 acquisitions. We evaluate the useful lives and recoverability of capitalized software and other intangible assets when events or changes in circumstances indicate that an impairment may exist. These evaluations require complex assumptions about key factors such as future customer demand, technology trends and the impact of those factors on the technology we acquire and develop for our products. Impairments or revisions to useful lives could result from the use of alternative assumptions that reflect reasonably possible outcomes related to future customer demand or technology trends for assets within the Enterprise Solutions segment.
For fiscal 2012, amortization of capitalized software costs increased compared with fiscal 2011, primarily due to the increase in projects that reached general availability and amortization associated with technology acquired from our acquisitions.
We expect that our product offerings and go-to-market strategy will be evolving in future periods to include solutions and product suites that may be delivered either on-premises or via SaaS or cloud platforms and that these product offerings will become available to customers at more frequent intervals than our historical release cycles. We also expect a more extensive adoption of agile development methodologies, which are characterized by a more dynamic development process with more frequent revisions to a product release's features and functions as the software is being developed. We expect that these factors will result in us commencing capitalization much later in the development life cycle. As a result, product development and enhancements expenses are expected to increase in future periods as the amount capitalized for internally developed software costs decreases. While this would ultimately result in lower future amortization expense for these assets, we do not expect a material effect in fiscal 2014.

Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. For fiscal 2013, the decrease in selling and marketing expenses compared with fiscal 2012 was attributable to a decrease in personnel-related costs of $42 million, a favorable foreign exchange effect of $24 million, a decrease in commission expense of $22 million, a decrease in severance costs of $17 million, and a decrease in promotion expense of $17 million. The decrease in the personnel-related and promotion expenses was primarily attributable to our cost containment efforts.
For fiscal 2012, the increase in selling and marketing expenses compared with fiscal 2011 was attributable to an increase in personnel-related costs of $63 million, an increase in severance costs of $22 million associated with our fiscal 2012 workforce reduction plan, an increase of $16 million associated with acquisitions, an unfavorable foreign exchange effect of $13 million and an increase in commission expenses of $12 million. These increases were partially offset by a $28 million decrease in promotional and travel costs for fiscal 2012 compared with fiscal 2011.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts.
For fiscal 2013, general and administrative expenses decreased compared with fiscal 2012, primarily due to a decrease in costs associated with external consultants of $24 million, a favorable foreign exchange effect of $10 million and a decrease in severance costs of $8 million. The decrease in external consultants expenses was primarily attributable to our cost containment efforts.
For fiscal 2012, general and administrative expenses increased compared with fiscal 2011, primarily due to $14 million of costs associated with acquisitions and $9 million of severance costs in fiscal 2012. These increases were partially offset by a decrease in external consulting and personnel-related costs.
Product Development and Enhancements
For fiscal 2013 and fiscal 2012, product development and enhancements expenses represented 11% of total revenue. The slight decrease in product development and enhancements expenses for fiscal 2013 compared with fiscal 2012 was primarily attributable to a decrease in personnel-related costs. These decreases were partially offset by a decrease in the proportion of expenditures that were capitalized during fiscal 2013 compared with fiscal 2012.
For fiscal 2012 and fiscal 2011, product development and enhancements expenses represented 11% of total revenue. The slight increase in product development and enhancements expenses for fiscal 2012 compared with fiscal 2011 was primarily due to additional costs incurred to broaden our enterprise solutions product offerings and $8 million of severance costs in fiscal 2012.
Product development and enhancements expenses are expected to increase in future periods as the amount of capitalized software development costs decreases (see “Amortization of Capitalized Software Costs” above).
Depreciation and Amortization of Other Intangible Assets
The decrease in depreciation and amortization of other intangible assets for fiscal 2013 compared with fiscal 2012 was primarily due to the decrease in the amount of intangible assets acquired that are subject to amortization as a result of intangible assets becoming fully amortized.
The decrease in depreciation and amortization of other intangible assets for fiscal 2012 compared with fiscal 2011 was primarily due to decreased amortization costs of intangible assets relating to prior period acquisitions.
Other (Gains) Expenses, Net
Other (gains) expenses, net includes gains and losses attributable to divested assets, foreign currency exchange rate fluctuations, and other miscellaneous items. Foreign exchange derivative contracts are used to mitigate our operating risks and exposure to foreign currency exchange rates.

	Year Ended March 31,
(in millions)	2013	2012	2011
Losses (gains) attributable to divesture of assets	$—	$2	$(11)
Foreign currency losses, net	12	4	18
Expense attributable to litigation claims and settlements	18	9	—
Other (gains), net	(35)	—	—
Total	$(5)	$15	$7

For fiscal 2013, other (gains) expenses, net included a transaction in the first quarter of fiscal 2013 to assign the rights of certain of our intellectual property assets to a large technology company for $35 million as part of an effort to more fully utilize our intellectual property assets. We will continue to have the ability to use these intellectual property assets in current and future product offerings. Partially offsetting this income for fiscal 2013 were $18 million of expenses in connection with litigation claims and $12 million in losses from foreign exchange, primarily relating to our Latin America region.
For fiscal 2012, other (gains) expenses, net included $7 million of losses from foreign currency exchange rate fluctuations, partially offset by $3 million of gains relating to our foreign exchange derivative contracts, which we use to mitigate our operating risks and exposure to foreign currency exchange rates. In addition, for fiscal 2012, other (gains) expenses, net included $9 million of expenses in connection with litigation claims.
For fiscal 2011, other (gains) expenses, net included $14 million of losses relating to our foreign exchange derivative contracts, which were used to mitigate our operating risks and exposure to foreign currency exchange rates. These losses were offset by foreign currency transaction gains due to the weakening of the U.S. dollar against the currencies of other countries in which we conduct our operations. During fiscal 2011, we received $10 million in settlements of claims associated with previous stockholder derivative actions following the substitution of us as plaintiff in those actions. These settlements were offset by expenses in connection with other litigation claims. In addition, during fiscal 2011 we recorded a $10 million gain from the sale of our interest in an investment.
Interest Expense, Net
The increase in interest expense, net for fiscal 2013 compared with fiscal 2012 was primarily attributable to a decrease in interest income due to lower interest rates and lower cash balances in the current period.
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
Income Taxes
Our effective tax rate was 28%, 31% and 32%, for fiscal 2013, 2012 and 2011, respectively.
The reduction in the effective tax rate for fiscal 2013, compared with fiscal 2012, resulted primarily from resolutions of uncertain tax positions relating to U.S and non-U.S. jurisdictions (including the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2008, 2009 and 2010) and the retroactive reinstatement of the U.S. Research and Development Tax Credit in January 2013, partially offset by refinements of tax positions taken for prior periods. These items taken together resulted in a net benefit of $63 million for fiscal 2013 as we continue our efforts to improve our long-term tax profile.
The reduction in the effective tax rate for fiscal 2012, compared with fiscal 2011, resulted primarily from the recognition of tax benefits related to an investment in a foreign subsidiary and a decrease in the valuation allowance from the recognition of state net operating loss carryforwards due to a change in forecasted state taxable income. These items taken together resulted in a net benefit of $36 million for fiscal 2012.
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
No provision has been made for U.S. federal income taxes on $2,220 million and $1,999 million at March 31, 2013 and 2012, respectively, of unremitted earnings of our foreign subsidiaries since we plan to permanently reinvest all such earnings outside the United States. It is not practicable to determine the amount of tax associated with such unremitted earnings.
On May 7, 2013, the Company received final approval by the Joint Committee of Taxation on the U.S. Internal Revenue Service (IRS) examination of the Company's federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007. As a result, we estimate we will record an income tax benefit of approximately $165 million to $185 million in fiscal 2014 (see Note 19, “Subsequent Events,” in the Notes to the Consolidated Financial Statements for additional information).
Refer to Note 15, “Income Taxes,” in the Notes to the Consolidated Financial Statements for additional information.
Discontinued Operations
In the first quarter of fiscal 2012, we sold our Internet Security business for $14 million. In the first quarter of fiscal 2011, we sold our Information Governance business, consisting primarily of the CA Records Manager and CA Message Manager software offerings and related professional services, for $19 million.

The results of discontinued operations for fiscal 2012 and 2011 included revenue of $15 million and $83 million, respectively, and income from operations, net of taxes, of $13 million and $4 million, respectively.
Refer to Note 3, “Divestitures,” in the Notes to the Consolidated Financial Statements for additional information.
Performance of Segments
Our Mainframe Solutions and Enterprise Solutions segments comprise our software business organized by the nature of our software offerings and the platform on which the products operate. Our Mainframe Solutions segment products help customers and partners transform mainframe management, gain more value from existing technology and extend mainframe capabilities. Our Enterprise Solutions segment consists of various product offerings, including service assurance, security (identity and access management), service and portfolio management and application delivery. The Services segment comprises implementation, consulting, education, training and support services. These services include those directly related to our mainframe solutions and enterprise solutions.
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
Segment expenses do not include the following: share-based compensation expense; amortization of purchased software; amortization of other intangible assets; derivative hedging gains and losses; and other miscellaneous costs.
Segment financial information for fiscal 2013, 2012 and 2011 is as follows:

Mainframe Solutions	Fiscal 2013	Fiscal 2012	Fiscal 2011
Revenue	$2,489	$2,612	$2,479
Expenses	1,016	1,140	1,129
Segment profit	$1,473	$1,472	$1,350
Segment operating margin	59%	56%	54%
For fiscal 2013, Mainframe Solutions revenue decreased by $123 million compared with fiscal 2012.  The reduction was driven primarily by an unfavorable foreign exchange effect of $56 million, a $39 million Final License payment received in the third quarter of fiscal 2012, and lower mainframe new product and capacity sales in prior periods.  Mainframe Solutions operating margin for fiscal 2013 was 59% compared with 56% for fiscal 2012. The increase in Mainframe Solutions operating margin for fiscal 2013 was primarily a result of the decrease in selling and marketing expenses, a favorable effect of foreign exchange on operating expenses, a decrease in general and administrative expenses and a decrease in severance costs.
For fiscal 2012, Mainframe Solutions revenue increased by $133 million compared with fiscal 2011. The year-over-year increase in Mainframe Solutions revenue for fiscal 2012 was primarily attributable to $55 million from the five-year license agreement with a large IT outsourcer executed in the fourth quarter of fiscal 2011, a favorable foreign exchange effect of $53 million and $39 million from the aforementioned Final License Payment. Mainframe Solutions operating margin for fiscal 2012 was 56% compared with 54% for fiscal 2011. The increase in Mainframe Solutions operating margin for fiscal 2012 was primarily due to the increase in revenue, partially offset by severance costs of $22 million in fiscal 2012.

Enterprise Solutions	Fiscal 2013	Fiscal 2012	Fiscal 2011
Revenue	$1,772	$1,820	$1,623
Expenses	1,612	1,668	1,501
Segment profit	$160	$152	$122
Segment operating margin	9%	8%	8%
Enterprise Solutions revenue for fiscal 2013 decreased by $48 million compared with the year-ago period primarily due to an unfavorable foreign exchange effect of $32 million and lower new product sales from prior periods.  Within Enterprise Solutions revenue, there was a decrease in revenue from our service assurance, automation and data management products, partially offset by an increase in revenue attributable to our ITKO and Nimsoft products. Enterprise Solutions operating margin for fiscal 2013 increased by one percentage point from 8 percent to 9 percent as a result of the income from the aforementioned $35 million intellectual property transaction in the first quarter of fiscal 2013, which contributed two percentage points to operating margin in fiscal 2013, as well as a decrease in severance costs compared with fiscal 2012. These favorable items were offset by our additional investments in ITKO and Nimsoft products.
For fiscal 2012, Enterprise Solutions revenue increased $197 million from fiscal 2011 primarily due to growth in revenue from our security (identity and access management), virtualization and service automation and service and portfolio management products. Revenue from these products is recognized in either subscription and maintenance revenue or software fees and other revenue. Enterprise Solutions revenue was also positively affected by $25 million from the five-year license agreement with a large IT outsourcer executed in the fourth quarter of fiscal 2011. For fiscal 2012, Enterprise Solutions revenue reflected a favorable foreign exchange effect of $29 million compared with fiscal 2011. Enterprise Solutions operating margin for each of fiscal 2012 and fiscal 2011 was 8%. Operating margin was affected by an increase in revenue for fiscal 2012, offset by the increased development investment and selling and marketing expenses within our Enterprise Solutions segment, as well as a severance costs of $19 million in fiscal 2012.

Services	Fiscal 2013	Fiscal 2012	Fiscal 2011
Revenue	$382	$382	$327
Expenses	358	359	310
Segment profit	$24	$23	$17
Segment operating margin	6%	6%	5%
Service segment expenses include cost of professional services and assigned general and administrative expenses that are not included in the cost of professional services expense lines of the Consolidated Statement of Operations.
For fiscal 2013, Services revenue and expenses compared with fiscal 2012 remained consistent. Services operating margin was 6% for each of fiscal 2013 and fiscal 2012.
For fiscal 2012, Services revenue and expenses compared with fiscal 2011 increased primarily as a result of our fiscal 2012 acquisition of Base Technologies. For fiscal 2012, Services revenue reflected a favorable foreign exchange effect of $7 million compared with fiscal 2011. For fiscal 2012 compared with fiscal 2011, Services operating margin remained consistent.
Refer to Note 17, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements for additional information.
Bookings
For fiscal 2013 and fiscal 2012, total bookings were $4,114 million and $4,663 million, respectively. The decrease in total bookings was primarily a result of a year-over-year decline in mainframe renewals, enterprise and mainframe new product sales and mainframe capacity sales reflected in subscription and maintenance bookings and to a lesser extent a decrease in professional services bookings. This decrease was slightly offset by an increase in software fees and other bookings that are or will be recognized as software fees and other revenue and were primarily driven by growth in our SaaS offerings. For fiscal 2012, software fees and other bookings included the $39 million Final License Payment.
In fiscal 2013, total bookings decreased compared with fiscal 2012 in the United States and Europe, Middle East and Africa regions and increased in the Asia Pacific Japan and Latin America regions. Total new product and mainframe capacity sales in fiscal 2013 declined by approximately 20% compared with fiscal 2012. Within these bookings, new product and capacity sales decreased in all regions except in the Asia Pacific Japan region.

Generally, periods with smaller renewal inventories result in a lower level of bookings both because renewal bookings will be lower and, to a lesser extent, because renewals also remain an important selling opportunity for new products. Mainframe new product and capacity sales were down in fiscal 2013 compared with fiscal 2012 primarily due to lower renewals, which were down to a greater extent in the first quarter. Enterprise solutions new product sales declined primarily due to our lower-than-expected sales of new products outside of our renewal process. Bookings performance was also negatively affected by a difficult macroeconomic environment. During the first quarter of fiscal 2013, bookings performance was unexpectedly disrupted by our efforts to align our sales force to execute our customer segmented go-to-market initiative. Although our customer segmentation initiative is taking longer than anticipated to produce expected results, we continue to believe that this initiative will benefit our performance in the long-term.
For fiscal 2012 and fiscal 2011, total bookings were $4,663 million and $4,888 million, respectively. The decrease in total bookings was primarily a result of a license renewal agreement with a large IT outsourcer for approximately $500 million, which was executed in the fourth quarter of fiscal 2011 and is included in subscription and maintenance bookings. This decrease was partially offset by an increase in bookings that are recognized as software fees and other revenue. In addition, there was an increase in professional services bookings primarily attributable to an increase in the number of professional services engagements entered into during the fourth quarter of fiscal 2012 and to a lesser extent our fiscal 2012 acquisition of Base Technologies.
For fiscal 2012, total bookings from new product and capacity sales increased by a low single digit percentage from fiscal 2011. The increase was primarily a result of new product sales within the Mainframe Solutions segment, which includes the aforementioned Final License Payment. This increase was partially offset by a decrease in Enterprise Solutions segment new product sales. Mainframe capacity sales for fiscal 2012 were consistent with fiscal 2011.
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
Subscription and Maintenance Bookings
For fiscal 2013 and fiscal 2012, subscription and maintenance bookings were $3,238 million and $3,776 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to lower mainframe renewals, and lower enterprise and mainframe new product sales and mainframe capacity sales reflected in subscription and maintenance bookings. Within renewals, the decrease in mainframe renewals was primarily attributable to the composition of the renewal portfolio. This decrease was partially offset by an increase in enterprise solutions renewals.
During fiscal 2013, we renewed a total of 52 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,514 million. During fiscal 2012, we renewed a total of 57 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,722 million.
For fiscal 2012 and fiscal 2011, subscription and maintenance bookings were $3,776 million and $4,256 million, respectively. Subscription and maintenance bookings for fiscal 2011, includes a five-year license renewal agreement with a large IT outsourcer for approximately $500 million, which was executed in the fourth quarter of fiscal 2011.
Renewal bookings, which generally do not include new product and capacity sales and professional services arrangements, for fiscal 2013 declined by a high single digit percentage compared with fiscal 2012, which is slightly better than the previous expectation of a decline of approximately 10%. For the fourth quarter of fiscal 2013, our percentage renewal yield was in the low 90% range. We currently expect the value of our fiscal 2014 renewals to increase by a percentage in the high single digits, excluding a large customer renewal that is expected to occur in the fourth quarter of fiscal 2014, compared with fiscal 2013.  We expect a majority of the increase in renewals to occur in the second half of fiscal 2014.
Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. Annualized subscription and maintenance bookings decreased from $1,091 million in fiscal 2012 to $990 million in fiscal 2013 due to the decrease in subscription and maintenance bookings from fiscal 2012 to fiscal 2013. The weighted average subscription and maintenance license agreement duration in years decreased from 3.46 in fiscal 2012 to 3.27 in fiscal 2013. This decrease was primarily attributable to shorter durations associated with large contract renewals in fiscal 2013 compared with the durations of large contract renewals from fiscal 2012.

Although each contract is subject to terms negotiated by the respective parties, we do not currently expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

Selected Quarterly Information

	Fiscal 2013 Quarter Ended				Total
	June 30	September 30	December 31	March 31
	(dollars in millions, except per share amounts)
Revenue	$1,145	$1,152	$1,195	$1,151	$4,643
Percentage of annual revenue	24%	25%	26%	25%	100%
Costs of licensing and maintenance	$69	$69	$72	$74	$284
Cost of professional services	$86	$88	$92	$88	$354
Amortization of capitalized software costs (1)	$64	$67	$66	$122	$319
Income from continuing operations	$240	$222	$251	$242	$955
Basic income per common share from continuing operations	$0.51	$0.48	$0.55	$0.53	$2.07
Diluted income per common share from continuing operations	$0.51	$0.48	$0.55	$0.53	$2.07
(1) Includes impairment of $55 million in the fourth quarter of fiscal 2013 relating to purchased software (see Note 6, “Long Lived Assets,” in the Notes to the Consolidated Financial Statements for additional information).

	Fiscal 2012 Quarter Ended				Total
	June 30	September 30	December 31	March 31
	(dollars in millions, except per share amounts)
Revenue	$1,163	$1,200	$1,263	$1,188	$4,814
Percentage of annual revenue	24%	25%	26%	25%	100%
Costs of licensing and maintenance	$67	$71	$69	$79	$286
Cost of professional services	$88	$91	$91	$87	$357
Amortization of capitalized software costs	$50	$55	$59	$61	$225
Income from continuing operations	$228	$236	$263	$211	$938
Basic income per common share from continuing operations	$0.45	$0.47	$0.54	$0.45	$1.91
Diluted income per common share from continuing operations	$0.45	$0.47	$0.54	$0.45	$1.90

Liquidity and Capital Resources
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 62% held in our subsidiaries outside the United States at March 31, 2013. Cash and cash equivalents totaled $2,593 million at March 31, 2013, representing a decrease of $86 million from the March 31, 2012 balance of $2,679 million. The decrease in cash was primarily a result of our payment of dividends, repurchases of our common stock and our purchase of short-term investments, partially offset by net cash provided by operating activities from continuing operations in fiscal 2013. During fiscal 2013, there was an $83 million unfavorable translation effect from foreign currency exchange rates on cash held outside the United States in currencies other than the U.S. dollar.
Although 62% of our cash and cash equivalents is held by foreign subsidiaries, we currently neither intend nor expect a need to repatriate these funds to the United States in the foreseeable future. We expect existing domestic cash, cash equivalents, and cash flows from operations to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding of capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding of capital expenditures, acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter.

Sources and Uses of Cash
Under our subscription and maintenance agreements, customers generally make installment payments over the term of the agreement, often with at least one payment due at contract execution, for the right to use our software products and receive product support, software fixes and new products when available. The timing and actual amounts of cash received from committed customer installment payments under any specific agreement can be affected by several factors, including the time value of money and the customer’s credit rating. Often, the amount received is the result of direct negotiations with the customer when establishing pricing and payment terms. In certain instances, the customer negotiates a price for a single up-front installment payment and seeks its own internal or external financing sources. In other instances, we may assist the customer by arranging financing on the customer's behalf through a third-party financial institution. Alternatively, we may decide to transfer our rights to the future committed installment payments due under the license agreement to a third-party financial institution in exchange for a cash payment. Once transferred, the future committed installments are payable by the customer to the third-party financial institution. Whether the future committed installments have been financed directly by the customer with our assistance or by the transfer of our rights to future committed installments to a third party, these financing agreements may contain limited recourse provisions with respect to our continued performance under the license agreements. Based on our historical experience, we believe that any liability that we may incur as a result of these limited recourse provisions will be immaterial.
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
For fiscal 2013, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $672 million compared with $479 million in fiscal 2012. In any quarter, we may receive payments in advance of the contractually committed date on which the payments were otherwise due. In limited circumstances, we may offer discounts to customers to ensure payment in the current period of invoices that have been billed, but might not otherwise be paid until a subsequent period because of payment terms. Historically, any such discounts have not been material.
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

We can estimate the total amounts to be billed from committed contracts, referred to as our “billings backlog,” and the total amount to be recognized as revenue from committed contracts, referred to as our “revenue backlog.” The aggregate amounts of our billings backlog and trade receivables already reflected in our Consolidated Balance Sheets represent the amounts we expect to collect in the future from committed contracts.

	March 31, 2013	March 31, 2012
	(in millions)
Billings backlog:
Amounts to be billed — current	$2,142	$2,220
Amounts to be billed — noncurrent	2,175	2,623
Total billings backlog	$4,317	$4,843
Revenue backlog:
Revenue to be recognized within the next 12 months — current	$3,563	$3,714
Revenue to be recognized beyond the next 12 months — noncurrent	4,211	4,759
Total revenue backlog	$7,774	$8,473
Deferred revenue (billed or collected)	$3,457	$3,630
Total billings backlog	4,317	4,843
Total revenue backlog	$7,774	$8,473
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

	March 31, 2013	March 31, 2012
	(in millions)
Expected future cash collections:
Total billings backlog	$4,317	$4,843
Trade accounts receivable, net	856	902
Total expected future cash collections	$5,173	$5,745
The decrease in total billings backlog in fiscal 2013 compared with fiscal 2012 was primarily driven by a decrease in total bookings.
The decrease in total expected future cash collections in fiscal 2013 compared with fiscal 2012 was primarily driven by a decrease in billings backlog and to a lesser extent a decrease in trade accounts receivable.
The decrease in total revenue backlog in fiscal 2013 compared with fiscal 2012 was primarily due to the decline of total bookings in fiscal 2013 and prior periods and the increase in the percentage of bookings recognized as software fees and other revenue in fiscal 2013, which is not included in revenue backlog.
Revenue to be recognized in the next 12 months decreased by 4% at March 31, 2013 compared with March 31, 2012. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months decreased by 3% at March 31, 2013 compared with March 31, 2012.
Based on fiscal 2013 performance and our expectation that our renewal portfolio for fiscal 2014 will be back-end loaded, we expect a continued decline in current revenue backlog into the second half of fiscal 2014. Generally, we believe that an increase or decrease in the current portion of revenue backlog on a year-over-year basis is a favorable or unfavorable indicator of future subscription and maintenance revenue performance, respectively, due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.
Unbilled amounts relating to subscription licenses are mostly collectible over a period of one-to-five years and at March 31, 2013, on a cumulative basis, 50%, 80%, 94%, 98% and 100% come due within fiscal 2014 through 2018, respectively.

Cash Provided by Operating Activities

	Year Ended March 31,			$ Change
	2013	2012	2011	2013 / 2012	2012 / 2011
	(in millions)
Cash collections from billings(1)	$4,857	$5,142	$4,774	$(285)	$368
Vendor disbursements and payroll(1)	(3,116)	(3,235)	(3,075)	119	(160)
Income tax payments	(333)	(420)	(222)	87	(198)
Other disbursements, net(2)	—	18	(100)	(18)	118
Cash provided by operating activities	$1,408	$1,505	$1,377	$(97)	$128

(1)	Amounts include value added taxes and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.
Fiscal 2013 versus Fiscal 2012
Operating Activities:
Cash provided by continuing operating activities for fiscal 2013 was $1,408 million, representing a decrease of $97 million compared with fiscal 2012. The decrease was primarily due to a decrease in cash collections of $285 million from lower billings, partially offset by a decrease in vendor disbursements, payroll and other disbursements, net of $101 million and a decrease in income tax payments of $87 million. For fiscal 2013, there was an increase cash collections from single installment payments of $193 million. For fiscal 2013, other disbursements, net includes $35 million in cash proceeds received as other income from the aforementioned intellectual property transaction that occurred in the first quarter of fiscal 2013.
Product development and enhancements expenses are expected to increase in future periods as the amount capitalized for internally developed software costs decreases (see “Amortization of Capitalized Software Costs” above). This will result in additional operating cash outflows relating to development expenses for fiscal 2014. In addition, we currently expect the payments associated with our fiscal 2014 re-balancing actions of approximately $100 million (see Note 19, “Subsequent Events,” in the Notes to the Consolidated Financial Statements for additional information) and an increase in cash taxes to have unfavorable effects on cash flows from operations for fiscal 2014. As a result, we expect a year-over-year decrease in cash flows from operations for fiscal 2014 compared with fiscal 2013.
Investing Activities:
Cash used in continuing investing activities for fiscal 2013 was $473 million compared with $455 million for fiscal 2012. The increase in cash used in continuing investing activities was primarily due to an increase in cash paid for investments of $238 million and a decrease in cash received from investment sales and maturities of $124 million, partially offset by a decrease in cash paid for acquisitions of $311 million, a decrease in purchases of property and equipment of $22 million, and a decrease in capitalized software development costs of $15 million. As described above, product development and enhancements expenses are expected to increase in future periods as the amount capitalized for internally developed software costs decreases. This will have no effect on total cash flows, but will reduce our outflows from investing activities and also decrease our operating cash flows.
Financing Activities:
Cash used in continuing financing activities for fiscal 2013 was $938 million compared with $1,330 million in fiscal 2012. The decrease in cash used in continuing financing activities was primarily due to a decrease in common shares repurchased of $560 million and a decrease in net debt repayments mainly related to our notional pooling arrangement of $114 million, partially offset by an increase in cash dividends paid of $271 million.
Refer to the “Debt Arrangements” table below for additional information about our debt balances at March 31, 2013.
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

Investing Activities:
Cash used in continuing investing activities for fiscal 2012 was $455 million compared with $700 million for fiscal 2011. The decrease in cash used in continuing investing activities was primarily due to a decrease of $360 million in our net investment activities in marketable securities. During fiscal 2012, proceeds from the sale of investments were $207 million, of which $180 million was due to the liquidation of a majority of our marketable securities portfolio during the fourth quarter of fiscal 2012. This decrease was partially offset by an increase in cash paid for acquisitions of $135 million.
Financing Activities:
Cash used in continuing financing activities for fiscal 2012 was $1,330 million compared with $320 million in fiscal 2011. The increase in cash used in continuing financing activities was primarily due to an increase in common shares repurchased of $818 million, the repayment of $250 million under our revolving credit facility due August 2012 and an increase in annual dividends paid of $110 million as a result of the new capital allocation program approved by our Board of Directors during the fourth quarter of fiscal 2012. These increases were partially offset by an increase in borrowing positions outstanding of $139 million relating to our notional pooling arrangement.
Refer to the “Debt Arrangements” table below for additional information about our debt balances at March 31, 2012.
Debt Arrangements
Our debt arrangements consisted of the following:

	At March 31,
	2013	2012
	(in millions)
Revolving credit facility due August 2016	—	—
5.375% Notes due November 2019	750	750
6.125% Notes due December 2014, net of unamortized premium from fair value hedge of $19 and $27	519	527
Other indebtedness, primarily capital leases	26	29
Unamortized discount for Notes	(5)	(5)
Total debt outstanding	$1,290	$1,301
Less the current portion	(16)	(14)
Total long-term debt portion	$1,274	$1,287
We have entered into interest rate swaps to convert $500 million of our 6.125% Notes into floating interest rate payments through December 1, 2014. Under the terms of the swaps, we will pay quarterly interest at an average rate of 2.88% plus the three-month LIBOR rate, and will receive payment at 5.625%. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. At March 31, 2013, the fair value of these derivatives was an asset of $19 million, of which $11 million is included in “Other current assets” and $8 million is included in “Other noncurrent assets, net” in the Consolidated Balance Sheet. The carrying value of the 6.125% Notes was adjusted by an amount that is equal and offsetting to the fair value of the swaps.
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
At March 31, 2013, our senior unsecured notes were rated Baa2 (stable) by Moody’s Investor Services, BBB+ (stable) by Standard and Poor’s, and BBB+ (stable) by Fitch Ratings.
From time to time, we examine our debt balances in light of market conditions and other factors and thus, the levels of our debt balances may change.  For further information on our debt balances, refer to Note 8, “Debt,” in the Notes to the Consolidated Financial Statements.

Stock Repurchases
Under the $2.5 billion capital allocation program approved by our Board of Directors on January 23, 2012, we are authorized to acquire up to $1.5 billion of our common stock through fiscal 2014, including $232 million remaining at December 31, 2011 under our previous share repurchase authorizations. As part of the capital allocation program, we entered into an accelerated share repurchase agreement with a bank in the fourth quarter of fiscal 2012 to purchase $500 million of our common stock. Under the agreement, we paid $500 million to the bank for an initial delivery of 15 million shares. The fair market value of 15 million shares on the date received was $375 million and was included in “Treasury stock” in our Consolidated Balance Sheet at March 31, 2012. The remaining $125 million was included in “Additional paid-in capital” in our Consolidated Balance Sheet at March 31, 2012. The accelerated share repurchase transaction was completed in the first quarter of fiscal 2013 and we received 3.7 million additional shares, at which time the initial amount recorded as additional paid-in capital was reclassified to treasury stock. The final number of shares delivered upon settlement of the agreement was determined based on the average price of our common stock over the term of the accelerated share repurchase agreement.
During fiscal 2013, excluding the accelerated share repurchase transaction, we repurchased 20 million shares of our common stock for $495 million. At March 31, 2013, we remained authorized to purchase $505 million of our common stock under our current stock repurchase program. The timing and amount of share repurchases will be determined by our management based on evaluation of market conditions, trading price, legal requirements, and other factors.
Dividends
We have paid cash dividends each year since July 1990. For fiscal 2013, 2012 and 2011, we paid annual cash dividends of $1.00, $0.40 and $0.16 per share, respectively. On January 23, 2012, our Board of Directors approved a capital allocation program that targets the return of up to $2.5 billion to shareholders through fiscal 2014. This included an increase in the annual dividend from $0.20 to $1.00 per share on our common stock as and when declared by the Board of Directors. For fiscal 2013, we paid quarterly cash dividends of $0.25 per share. We paid a cash dividend of $0.25 per share in the fourth quarter of fiscal 2012 and $0.05 per share in each of the first three quarters of fiscal 2012. For fiscal 2011, we paid quarterly cash dividends of $0.04 per share.
Effect of Foreign Currency Exchange Rate Changes
There was a $83 million unfavorable impact to our cash balances in fiscal 2013 predominantly due to the strengthening of the U.S. dollar against the euro (4%), the Brazilian real (10%) and the Japanese yen (12%).
There was a $67 million unfavorable impact to our cash balances in fiscal 2012 predominantly due to the strengthening of the U.S. dollar against the euro (6%), Brazilian real (12%), Canadian dollar (3%), South African rand (13%) and Indian rupee (14%).

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

The following table summarizes our contractual arrangements at March 31, 2013 and the timing and effect that those commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of payments on our debt obligations as reported on our Consolidated Balance Sheet at March 31, 2013.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in millions)
Long-term debt obligations (inclusive of interest)	$1,567	$54	$600	$82	$831
Operating lease obligations(1)	497	97	154	106	140
Purchase obligations	81	65	10	6	—
Other obligations(2)	59	30	20	5	4
Total	$2,204	$246	$784	$199	$975

(1)
The contractual obligations for noncurrent operating leases exclude sublease income totaling $24 million expected to be received in the following periods: $5 million (less than 1 year); $7 million (1–3 years); $4 million (3–5 years); and $8 million (more than 5 years).

(2)
$486 million of estimated liabilities related to unrecognized tax benefits are excluded from the contractual obligations table because we could not make a reasonable estimate of when those amounts will become payable.

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
In the event that agreements with our customers are executed in close proximity of other license agreements with the same customer, we evaluate whether the separate arrangements are linked, and, if so, they are considered a single multi-element arrangement for which revenue is recognized ratably as “Subscription and maintenance revenue” in the Consolidated Statements of Operations. In the case of a professional services arrangement that is linked to a subscription-based software license arrangement, revenue is recognized as "Professional services" for its respective portion, in the Consolidated Statements of Operations.
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
We may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, and, if so, we then apply the two-step impairment test. The two-step impairment test first compares the fair value of our reporting units, which are the same as our operating segments, to their carrying (i.e., book) value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, we determine the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

Based on our impairment analysis in the fourth quarter of fiscal 2013, we determined that the fair value of each of our reporting units exceeded the carrying value of the unit by more than 10% of the carrying value.
We determine the fair value of our reporting units based on use of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include the revenue growth rates and operating profit margins that are used to project future cash flows, discount rates, future economic and market conditions and determination of appropriate market comparables. We make certain judgments and assumptions in allocating shared costs among reporting units. We base our fair value estimates on assumptions that are consistent with information used by the business for planning purposes and that we believe to be reasonable; however, actual future results may differ from those estimates. Changes in judgments on any of these factors could materially affect the value of the reporting unit.
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
Product Development and Enhancements
GAAP specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates and is influenced by our product release strategies and software development methodologies. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. We amortize capitalized software costs using the straight-line method.
We expect that our product offerings and go-to-market strategy will be evolving in future periods to include solutions and product suites that may be delivered either on-premises or via SaaS or cloud platforms. These product offerings will become available to customers at more frequent intervals than our historical release cycles. We also expect a more extensive adoption of agile development methodologies which are characterized by a more dynamic development process with more frequent revisions to a product release's features and functions as the software is being developed. These factors will result in us commencing capitalization much later in the development life cycle. As a result, product and development expenses are expected to increase in future periods as the amount of software development costs capitalized decreases.
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
As described in Note 14, “Stock Plans,” in the Notes to the Consolidated Financial Statements, performance share units (PSUs) are awards under the long-term incentive programs for senior executives where the number of shares or restricted shares, as applicable, ultimately received by the senior executives depends on our performance measured against specified targets and will be determined at the conclusion of the three-year or one-year period, as applicable. The fair value of each award is estimated on the date that the performance targets are established based on the fair value of our stock and our estimate of the level of achievement of our performance targets. We are required to recalculate the fair value of issued PSUs each reporting period until the underlying shares are granted. The adjustment is based on the quoted market price of our stock on the reporting period date. Each quarter, we compare the actual performance we expect to achieve with the performance targets.

Fair Value of Financial Instruments
The measurement of fair value for our financial instruments is based on the authoritative guidance which establishes a fair value hierarchy that is based on three levels of inputs and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 10, “Fair Value Measurements,” for additional information.
We are exposed to financial market risks arising from changes in interest rates and foreign exchange rates. Changes in interest rates could affect our monetary assets and liabilities, and foreign exchange rate changes could affect our foreign currency denominated monetary assets and liabilities and forecasted transactions. We enter into derivative contracts with the intent of mitigating a portion of these risks. See Note 9, “Derivatives,” for additional information.
Legal Contingencies
We are currently involved in various legal proceedings and claims. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether the amount of loss is reasonably estimable. Due to the uncertainties related to these matters, the decision to record an accrual and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims, and may revise our estimates. Any revisions could have a material effect on our results of operations. Refer to Note 11, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for a description of our material legal proceedings.

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
At March 31, 2013, our outstanding debt was $1,290 million, all of which was in fixed rate obligations. Refer to Note 8, “Debt,” in the Notes to the Consolidated Financial Statements for additional information.
At March 31, 2013, we had interest rate swaps with a total notional value of $500 million that swap a total of $500 million of our 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. These swaps are designated as fair value hedges and are being accounted for in accordance with the shortcut method of FASB ASC Topic 815. Under the terms of the swaps, we will pay quarterly interest at an average rate of 2.88%, plus the three-month LIBOR rate, and will receive payment at 5.625%. The LIBOR-based rate is set quarterly three months prior to date of the interest payment.
At March 31, 2013, the fair value of these derivatives was an asset of $19 million, of which $11 million is included in “Other current assets” and $8 million is included in “Other noncurrent assets, net” in our Consolidated Balance Sheet. At March 31, 2012, the fair value of these derivatives was an asset of $27 million, of which $11 million is included in “Other current assets” and $16 million is included in “Other noncurrent assets, net” in our Consolidated Balance Sheet.
Each 25 basis point increase or decrease in interest rates would have a $1 million impact on the annual interest expense related to our interest rates swaps corresponding to the 6.125% Notes.
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
During fiscal 2013 and 2012, we did not designate our foreign exchange derivatives as hedges. Accordingly, all foreign exchange derivatives are recorded in our Consolidated Balance Sheets at fair value and unrealized or realized changes in fair value from these contracts are recorded as “Other (gains) expenses, net” in our Consolidated Statements of Operations.
Refer to Note 9, “Derivatives” for additional information regarding our derivative activities.

If foreign currency exchange rates affecting our business weakened by 10% on an overall basis in comparison to the U.S. dollar, the amount of cash and cash equivalents we would report in U.S. dollars would decrease by approximately $160 million.

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
Management conducted its evaluation of the effectiveness of internal control over financial reporting at March 31, 2013 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s evaluation included the design of the Company’s internal control over financial reporting and the operating effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this Form 10-K.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears on page 60 of this Form 10-K.
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

In the second quarter of fiscal year 2013, the Company implemented and began using its global enterprise resource planning system to process accounting transactions for the Latin America region. The Company continued to monitor and test this system as part of management's annual evaluation of internal control over financial reporting.

Item 9B. Other Information.
Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item that will appear under the headings “Election of Directors,” “Director Nominating Procedures,” “Board Committees and Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed with the SEC relating to our 2013 Annual Meeting of Stockholders is incorporated herein by reference. Also, refer to Part I under the heading “Executive Officers of the Registrant” for information concerning our executive officers.
We maintain a Code of Conduct that qualifies as a “code of ethics” within the meaning of Item 406 of the SEC’s Regulation S-K. Our Code of Conduct is applicable to all employees and directors, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Our Code of Conduct is available on our website at www.ca.com/invest. Any amendment or waiver to the “code of ethics” provisions of our Code of Conduct that applies to our directors or executive officers will be included in a report filed with the SEC on Form 8-K or will be otherwise disclosed to the extent required and as permitted by law or regulation. The Code of Conduct is available without charge in print to any stockholder who requests a copy by writing to our Corporate Secretary, at CA, Inc., One CA Plaza, Islandia, New York 11749.

Item 11. Executive Compensation.
Information required by this Item that will appear under the headings “Compensation and Other Information Concerning Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation and Human Resources Committee Report on Executive Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this Item that will appear under the headings “Information Regarding Beneficial Ownership of Principal Stockholders, the Board and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the definitive proxy statement to be filed with the SEC relating to our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item that will appear under the headings “Related Person Transactions” and "Director Independence” in the definitive proxy statement to be filed with the SEC relating to our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
Information required by this Item that will appear under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive proxy statement to be filed with the SEC relating to our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

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
Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration Number 333-151619, dated June 12, 2008.*

4.7	Officers’ Certificates dated November 13, 2009 establishing the terms of the Company’s 5.375% Senior Notes due 2019 pursuant to the Indenture dated June 1, 2008 (including the form of the Notes).	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 13, 2009.*

4.8	Addendum to Registration Rights Agreement dated November 30, 2007 relating to $500,000,000 6.125% Senior Notes Due 2014.	Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 3, 2008.*

10.1**	1993 Stock Option Plan for Non-Employee Directors.	Filed as Annex 1 to the Company’s definitive Proxy Statement dated July 7, 1993.*

10.2**	Amendment No. 1 to the 1993 Stock Option Plan for Non-Employee Directors dated October 20, 1993.	Filed as Exhibit E to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.*

10.3**	1996 Deferred Stock Plan for Non-Employee Directors.	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 8, 1996.*

10.4**	Amendment No. 1 to the 1996 Deferred Stock Plan for Non-Employee Directors.	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 6, 1998.*

10.5**	2001 Stock Option Plan.	Filed as Exhibit B to the Company’s definitive Proxy Statement dated July 18, 2001.*

10.6**	CA, Inc. 2002 Incentive Plan (amended and restated effective as of April 27, 2007).	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.*

10.7**	CA, Inc. 2002 Compensation Plan for Non-Employee Directors.	Filed as Exhibit C to the Company’s definitive Proxy Statement dated July 26, 2002.*

10.8	Deferred Prosecution Agreement, including the related Information and Stipulation of Facts.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 22, 2004.*

10.9	Final Consent Judgment of Permanent Injunction and Other Relief, including SEC complaint.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 22, 2004.*

10.10**	Form of Restricted Stock Unit Certificate under the CA, Inc. 2002 Incentive Plan.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004.*

10.11**	Form of Non-Qualified Stock Option Certificate under the CA, Inc. 2002 Incentive Plan.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004.*

10.12**	Form of Non-Qualified Stock Option Award Certificate under the CA, Inc. 2002 Incentive Plan.	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 2, 2006.*

10.13**	Form of Non-Qualified Stock Option Award Certificate (Employment Agreement) under the CA, Inc. 2002 Incentive Plan.	Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 2, 2006.*

10.14**	Form of Incentive Stock Option Award Certificate under the CA, Inc. 2002 Incentive Plan.	Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated June 2, 2006.*

10.15**	Form of Incentive Stock Option Award Certificate (Employment Agreement) under the CA, Inc. 2002 Incentive Plan.	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated June 2, 2006.*

10.16**	Program whereby certain designated employees, including the Company’s Named Executive Officers, are provided with certain covered medical services, effective August 1, 2005.	Filed as Item 1.01 and Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2005.*

10.17**	Amended and Restated CA, Inc. Executive Deferred Compensation Plan, effective November 20, 2006.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006.*

10.18**	Form of Deferral Election.	Filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.*

10.19	Lease dated August 15, 2006 among the Company, Island Headquarters Operators LLC and Islandia Operators LLC.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 15, 2006.*

10.20**	CA, Inc. 2007 Incentive Plan.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007.*

10.21**	Form of Award Agreement under the CA, Inc. 2007 Incentive Plan — Restricted Stock Units.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 21, 2007.*

10.22**	Form of Award Agreement under the CA, Inc. 2007 Incentive Plan — Restricted Stock Awards.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 21, 2007.*

10.23**	Form of Award Agreement under the CA, Inc. 2007 Incentive Plan — Non-Qualified Stock Awards.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 21, 2007.*

10.24	Settlement Agreement dated December 21, 2007 between the Company and The Bank of New York, as trustee, Linden Capital L.P. and Swiss Re Financial Products Corporation.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 3, 2008.*

10.25**	First Amendment to CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	Filed as Exhibit 10.68 to the Company Annual Report on Form 10-K for the fiscal year ended March 31, 2008.*

10.26**	First Amendment to Adoption Agreement for CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	Filed as Exhibit 10.69 to the Company Annual Report on Form 10-K for the fiscal year ended March 31, 2008.*

10.27**	Amended and Restated Employment Agreement dated September 30, 2009 between the Company and Amy Fliegelman Olli.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.*

10.28**	Director Retirement Donation Policy.	Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.*

10.29**	Non-Qualified Stock Option Certificate for William E. McCracken.	Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.*

10.30**	Form of Restricted Stock Unit Award Agreement for certain Named Executive Officers.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009.*

10.31**	Homeowners Relocation Policy for Senior Executives.	Filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.*

10.32**	Renters Relocation Policy for Senior Executives.	Filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.*

10.33**	Employment Agreement dated May 6, 2010 between the Company and William E. McCracken.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 6, 2010.*

10.34**	Summary description of Director compensation.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.*

10.35**	CA, Inc. Special Retirement Vesting Benefit Policy.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010.*

10.36**	CA, Inc. 2003 Compensation Plan for Non-Employee Directors (amended and restated dated December 31, 2010).	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010.*

10.37**	Letter dated May 18, 2011 from the Company to Richard J. Beckert regarding terms of employment.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.*

10.38**	Letter dated April 26, 2011 from the Company to Peter JL Griffiths regarding terms of employment.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.*

10.39**	CA, Inc. 2011 Incentive Plan.	Filed as Exhibit B to the Company’s definitive Proxy Statement dated June 10, 2011.*

10.40**	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Restricted Stock Units.	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.*

10.41**	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Restricted Stock Awards.	Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.*

10.42**	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Restricted Stock Awards (special retirement vesting).	Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.*

10.43**	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Non-Qualified Stock Options.	Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.*

10.44**	CA, Inc. 2012 Employee Stock Purchase Plan.	Filed as Exhibit C to the Company’s definitive Proxy Statement dated June 10, 2011.*

10.45	Credit Agreement dated August 19, 2011.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 19, 2011.*

10.46**	Form of Transitional Award Agreement under the CA, Inc. 2007 Incentive Plan — Restricted Stock Awards.	Filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.*

10.47**	Form of Transitional Award Agreement under the CA, Inc. 2011 Incentive Plan — Restricted Stock Awards.	Filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.*

10.48**	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Restricted Stock Units.	Filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.*

10.49**	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Restricted Stock Awards.	Filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.*

10.50**	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Restricted Stock Awards (special retirement vesting).	Filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.*

10.51**	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Non-Qualified Stock Options.	Filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.*

10.52**	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Non-Qualified Stock Options (Canadian employees).	Filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.*

10.53**	CA, Inc. 2012 Compensation Plan for Non-Employee Directors.	Filed as Exhibit B to the Company's definitive Proxy Statement dated June 11, 2012.*

10.54**	Separation Agreement and General Claims Release dated May 1, 2012 between the Company and David C. Dobson.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.*

10.55**	General Claims Release dated May 24, 2012 between the Company and Nancy E. Cooper.	Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.*

10.56**	Bring-down General Claims Release dated July 18, 2012 between the Company and David C. Dobson.	Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.*

10.57**	Summary description of amended financial planning benefit.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012.*

10.58**	Employment Agreement dated December 10, 2012 between the Company and Michael P. Gregoire.	Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 12, 2012.*

10.59**	Consulting Agreement dated December 11, 2012 between the Company and William E. McCracken.	Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 12, 2012.*

10.60**	CA, Inc. Change in Control Severance Policy (amended and restated effective January 7, 2013).	Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012.*

10.61**	Schedules A, B and C (as amended) to CA, Inc. Change in Control Severance Policy.	Filed herewith.

10.62**	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Non-Qualified Stock Options (Canadian employees).	Filed herewith.

12.1	Statement of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Power of Attorney	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following financial statements from CA, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):	Filed herewith.

(i) Consolidated Balance Sheets — March 31, 2013 and March 31, 2012.

(ii) Consolidated Statements of Operations — Years Ended March 31, 2013, 2012 and 2011.

(iii) Consolidated Statements of Comprehensive Income — Years Ended March 31, 2013, 2012 and 2011.

(iv) Consolidated Statements of Stockholders’ Equity — Years Ended March 31, 2013, 2012 and 2011.

(v) Consolidated Statements of Cash Flows — Years Ended March 31, 2013, 2012 and 2011.

(vi) Notes to Consolidated Financial Statements — March 31, 2013.

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
Dated: May 9, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael P. Gregoire

Michael P. Gregoire
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard J. Beckert

Richard J. Beckert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Neil A. Manna

Neil A. Manna
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)
Dated: May 9, 2013

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director
Jens Alder

*	Director
Raymond J. Bromark

*	Director
Gary J. Fernandes

*	Director
Michael P. Gregoire

*	Director
Rohit Kapoor

*	Director
Kay Koplovitz

*	Director
Christopher B. Lofgren

*	Director
Richard Sulpizio

*	Director
Laura S. Unger

*	Director
Arthur F. Weinbach

*	Director
Renato (Ron) Zambonini

*By:	/s/ C.H.R. DuPree
C.H.R. DuPree
Attorney-in-fact
Dated: May 9, 2013

CA, Inc. and Subsidiaries
Islandia, New York
Annual Report on Form 10-K Item 8, Item 9A, Item 15(a)(1) and (2), and Item 15(c)
List of Consolidated Financial Statements and Financial Statement Schedule
Consolidated Financial Statements and Financial Statement Schedule
Year ended March 31, 2013

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CA, Inc.:
We have audited the accompanying consolidated balance sheets of CA, Inc. and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended March 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in Item 15(c). We also have audited CA, Inc.’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control  —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CA, Inc.’s management is responsible for these consolidated financial statements and the consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CA, Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Also, in our opinion, CA, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by COSO.
/s/ KPMG LLP
New York, New York
May 9, 2013

CA, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,
(in millions, except share amounts)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$2,593	$2,679
Short-term investments	183	—
Trade accounts receivable, net	856	902
Deferred income taxes	346	231
Other current assets	148	153
Total current assets	$4,126	$3,965
Property and equipment, net of accumulated depreciation of $786 and $707, respectively	$311	$386
Goodwill	5,871	5,856
Capitalized software and other intangible assets, net	1,231	1,389
Deferred income taxes	77	151
Other noncurrent assets, net	195	250
Total assets	$11,811	$11,997
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$16	$14
Accounts payable	93	95
Accrued salaries, wages and commissions	304	350
Accrued expenses and other current liabilities	406	444
Deferred revenue (billed or collected)	2,482	2,658
Taxes payable, other than income taxes payable	77	80
Federal, state and foreign income taxes payable	151	96
Deferred income taxes	12	14
Total current liabilities	$3,541	$3,751
Long-term debt, net of current portion	$1,274	$1,287
Federal, state and foreign income taxes payable	338	430
Deferred income taxes	120	44
Deferred revenue (billed or collected)	975	972
Other noncurrent liabilities	113	116
Total liabilities	$6,361	$6,600
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 448,149,131 and 466,183,134 shares outstanding, respectively	59	59
Additional paid-in capital	3,593	3,491
Retained earnings	5,357	4,865
Accumulated other comprehensive loss	(155)	(108)
Treasury stock, at cost, 141,545,950 and 123,511,947 shares, respectively	(3,404)	(2,910)
Total stockholders' equity	$5,450	$5,397
Total liabilities and stockholders' equity	$11,811	$11,997
See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended March 31,
(in millions, except per share amounts)	2013	2012	2011
Revenue:
Subscription and maintenance revenue	$3,858	$4,021	$3,822
Professional services	382	382	327
Software fees and other	403	411	280
Total revenue	$4,643	$4,814	$4,429
Expenses:
Costs of licensing and maintenance	$284	$286	$278
Cost of professional services	354	357	303
Amortization of capitalized software costs, including impairment of $55 for fiscal year 2013	319	225	192
Selling and marketing	1,276	1,394	1,286
General and administrative	405	462	451
Product development and enhancements	490	510	471
Depreciation and amortization of other intangible assets	158	176	187
Other (gains) expenses, net	(5)	15	7
Total expenses before interest and income taxes	$3,281	$3,425	$3,175
Income from continuing operations before interest and income taxes	$1,362	$1,389	$1,254
Interest expense, net	44	35	45
Income from continuing operations before income taxes	$1,318	$1,354	$1,209
Income tax expense	363	416	386
Income from continuing operations	$955	$938	$823
Income from discontinued operations, net of income taxes	—	13	4
Net income	$955	$951	$827
Basic income per common share
Income from continuing operations	$2.07	$1.91	$1.60
Income from discontinued operations	—	0.03	0.01
Net income	$2.07	$1.94	$1.61
Basic weighted average shares used in computation	456	486	506
Diluted income per common share
Income from continuing operations	$2.07	$1.90	$1.60
Income from discontinued operations	—	0.03	0.01
Net income	$2.07	$1.93	$1.61
Diluted weighted average shares used in computation	457	487	507
See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended March 31,
(in millions)	2013	2012	2011
Net income	$955	$951	$827
Other comprehensive (loss)/income
Foreign currency translation adjustments	(47)	(43)	58
Reclassification adjustments on derivatives, net of taxes of $2 for fiscal year 2011	$—	$—	$3
Total other comprehensive (loss)/income	$(47)	$(43)	$61
Comprehensive income	$908	$908	$888
See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2010	$59	$3,657	$3,361	$(126)	$(1,964)	$4,987
Net income			827			827
Other comprehensive income				61		61
Comprehensive income						888
Share-based compensation		80				80
Dividends declared			(82)			(82)
Release of restricted stock, exercise of common stock options and other items		(122)			107	(15)
Treasury stock purchased					(238)	(238)
Balance at March 31, 2011	$59	$3,615	$4,106	$(65)	$(2,095)	$5,620
Net income			951			951
Other comprehensive loss				(43)		(43)
Comprehensive income						908
Share-based compensation		89				89
Dividends declared			(192)			(192)
Release of restricted stock, exercise of common stock options and other items		(88)			110	22
Accelerated share repurchase		(125)			(375)	(500)
Treasury stock purchased					(550)	(550)
Balance at March 31, 2012	$59	$3,491	$4,865	$(108)	$(2,910)	$5,397
Net income			955			955
Other comprehensive loss				(47)		(47)
Comprehensive income						908
Share-based compensation		78				78
Dividends declared			(463)			(463)
Release of restricted stock, exercise of common stock options, ESPP and other items		(101)			126	25
Accelerated share repurchase		125			(125)	—
Treasury stock purchased					(495)	(495)
Balance at March 31, 2013	$59	$3,593	$5,357	$(155)	$(3,404)	$5,450
See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended March 31,
(in millions)	2013	2012	2011
Operating activities from continuing operations:
Net income	$955	$951	$827
Income from discontinued operations	—	(13)	(4)
Income from continuing operations	$955	$938	$823
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	477	401	379
Provision for deferred income taxes	13	(16)	140
Provision for bad debts	7	(1)	6
Share-based compensation expense	78	89	80
Asset impairments and other non-cash items	12	20	2
Foreign currency transaction losses	16	8	4
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease (increase) in trade accounts receivable	35	(45)	140
(Decrease) increase in deferred revenue	(128)	97	(128)
Decrease in taxes payable, net	(56)	(46)	(8)
Increase in accounts payable, accrued expenses and other	6	6	6
(Decrease) increase in accrued salaries, wages and commissions	(42)	58	(62)
Changes in other operating assets and liabilities	35	(4)	(5)
Net cash provided by operating activities - continuing operations	$1,408	$1,505	$1,377
Investing activities from continuing operations:
Acquisitions of businesses, net of cash acquired, and purchased software	$(76)	$(387)	$(252)
Purchases of property and equipment	(50)	(72)	(92)
Proceeds from divestiture of assets	—	7	13
Capitalized software development costs	(165)	(180)	(170)
Purchases of investments	(346)	(108)	(209)
Proceeds from sale of investments	—	207	9
Maturities of investments	163	80	19
Other investing activities	1	(2)	(18)
Net cash used in investing activities - continuing operations	$(473)	$(455)	$(700)
Financing activities from continuing operations:
Dividends paid	$(463)	$(192)	$(82)
Purchases of common stock, including accelerated share repurchase	(493)	(1,053)	(235)
Debt borrowings	1,143	476	260
Debt repayments	(1,152)	(599)	(273)
Debt issuance costs	—	(2)	—
Exercise of common stock options and other	27	40	10
Net cash used in financing activities - continuing operations	$(938)	$(1,330)	$(320)
Effect of exchange rate changes on cash	$(83)	$(67)	$89
Net change in cash and cash equivalents - continuing operations	$(86)	$(347)	$446
Cash (used in) provided by operating activities - discontinued operations	$—	$(27)	$4
Cash provided by investing activities - discontinued operations	—	4	16
Net effect of discontinued operations on cash and cash equivalents	$—	$(23)	$20
(Decrease) increase in cash and cash equivalents	$(86)	$(370)	$466
Cash and cash equivalents at beginning of period	$2,679	$3,049	$2,583
Cash and cash equivalents at end of period	$2,593	$2,679	$3,049

See accompanying Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements

Note 1 — Significant Accounting Policies
(a)  Description of Business: CA, Inc. and subsidiaries (the Company) develops, markets, delivers and licenses software products and services.
(b) Presentation of Financial Statements: The accompanying audited Consolidated Financial Statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results. Significant items subject to such estimates and assumptions include: (i) the useful lives and expected future cash flows of long-lived assets, (ii) allowances for doubtful accounts, (iii) the valuation of derivatives, goodwill, deferred tax assets, assets acquired in business combinations and long-lived assets, including capitalized software costs, (iv) share-based compensation, (v) reserves for employee severance benefit obligations, (vi) income tax uncertainties, (vii) legal contingencies and (viii) the fair value of the Company’s reporting units.
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
(d)  Divestitures: In June 2011, the Company sold its Internet Security business and in June 2010, the Company sold its Information Governance business. The results of operations associated with the sales of these businesses have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statement of Cash Flows for fiscal years 2012 and 2011. See Note 3, “Divestitures,” for additional information.
In September 2010, the Company recognized a gain of approximately $10 million from the sale of its interest in an investment accounted for using the equity method. The gain is included in “Other (gains) expenses, net” in the Company’s Consolidated Statements of Operations for fiscal year 2011.
(e)  Foreign Currencies: Assets and liabilities of the Company’s foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the Company’s subsidiaries into U.S. dollars are reported as currency translation adjustments in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.
Foreign currency transaction losses were approximately $12 million, $4 million and $18 million in fiscal years 2013, 2012 and 2011, respectively, and are included in “Other (gains) expenses, net” in the Consolidated Statements of Operations in the period in which they occurred.
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

Subscription and Maintenance Revenue: Software licenses that include the right to receive unspecified future software products are considered subscription arrangements under GAAP and are recognized ratably over the term of the license agreement. Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from either: (i) software usage fees and product sales that include subscription agreements and also generally include maintenance; (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades which are separately identifiable from software usage fees or product sales; or (iii) software license agreements bundled with maintenance for which vendor specific objective evidence (VSOE) has not been established for maintenance. Revenue for these arrangements is recognized ratably over the term of the subscription or maintenance term.
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
Software Fees and Other: Software fees and other revenue primarily consists of revenue from the sale of perpetual software licenses that do not include the right to unspecified software products (i.e., a subscription agreement), on a stand-alone basis or in a bundled arrangement where VSOE exists for any undelivered elements. For bundled arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. The Company determines VSOE of maintenance, depending on the product, from either contractually stated renewal rates or the bell-shaped curve method.
In the event that agreements with the Company’s customers are executed in close proximity of the other license agreements with the same customer, the Company evaluates whether the separate arrangements are linked, and, if so, the agreements are considered a single multi-element arrangement for which revenue is recognized ratably as subscription and maintenance revenue or, in the case of a professional services arrangement that is linked to a subscription-based software license, as professional services revenue for that respective portion, in the Consolidated Statements of Operations.
(g)  Sales Commissions: Sales commissions are recognized in the period the commissions are earned by employees, which is typically upon signing of the contract. Under the Company’s sales commissions policy, the amount of sales commissions expense attributable to the license agreements signed in the period is recognized fully, but the revenue from the license agreements may be recognized ratably over the subscription and maintenance term.
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
In addition to stock options and restricted share awards (RSAs) with time-based vesting, the Company issues performance share units (PSUs). Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods, the applicable number of shares of RSAs, restricted stock units (RSUs) or unrestricted shares granted may vary based on the level of achievement of the performance targets. Additionally, the grants are subject to the approval of the Company’s Compensation and Human Resources Committee of the Board of Directors (the Compensation Committee), which has discretion to reduce any award for any reason. The value of the PSU awards is remeasured each reporting period until the Compensation Committee approves attainment of the specified performance targets, at which time a grant date is deemed to have been achieved for accounting purposes, the value of the award is fixed and any remaining unrecognized compensation expense is recognized over the remaining time-based vesting period. See Note 14, “Stock Plans,” for additional information.

(i)  Net Income Per Common Share: Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of net income per share under the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed income is then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic net income per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted net income per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding at the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. See Note 13, “Income from Continuing Operations Per Common Share,” for additional information.
(j)  Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, investments, derivatives and accounts receivable. The Company historically has not experienced any losses in its cash and cash equivalent or investment portfolios.
Amounts included in accounts receivable expected to be collected from customers, as disclosed in Note 5, “Trade Accounts Receivable,” have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations.
(k)  Cash and Cash Equivalents: All financial instruments purchased with an original maturity of three months or less at the time of purchase are considered cash equivalents. The Company’s cash and cash equivalents are held by its subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency which may not be the U.S. dollar. Approximately 62% and 64% of cash and cash equivalents were maintained outside the United States at March 31, 2013 and 2012, respectively.
Total interest income, which primarily relates to the Company’s cash and cash equivalent balances and investments, for fiscal years 2013, 2012 and 2011 was approximately $20 million, $30 million and $24 million, respectively, and is included in “Interest expense, net” in the Consolidated Statements of Operations.
(l)  Investments: Short-term investments consisted of time deposits held by foreign subsidiaries that are denominated in currencies other than the U.S. dollar.  These investments have maturities greater than three months, but less than one year.
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
See Note 10, “Fair Value Measurements,” for additional information.
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

Capitalized Development Costs: Capitalized development costs in the accompanying Consolidated Balance Sheets include costs associated with the development of computer software to be sold, leased or otherwise marketed. Software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility, as defined in FASB ASC Topic 985-20, has been established. Costs incurred thereafter are capitalized until the product is made generally available. The stage during the Company's development process for a new product or new release at which technological feasibility requirements are established affects the amount of costs capitalized.
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
Other Intangible Assets: Other intangible assets include customer relationships and trademarks/trade names. The Company amortizes all other intangible assets over their remaining economic lives, estimated to be between 2 and 12 years from the date of acquisition. Other intangible assets subject to amortization are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Goodwill: Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and intangible assets, including in-process research and development, acquired by the Company in a purchase business combination. Goodwill is not amortized into results of operations but instead is evaluated for impairment.
Goodwill is tested for impairment at least annually in the fourth quarter of each fiscal year. In accordance with Accounting Standards Update (ASU) No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, and, if so, the Company then applies the two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting units, which are the same as its operating segments, to their carrying (i.e., book) value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference.
The Company determines the fair value of its reporting units based on use of income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include the revenue growth rates and operating profit margins that are used to project future cash flows, discount rates, future economic and market conditions and determination of appropriate market comparables. The Company makes certain judgments and assumptions in allocating shared costs among operating segments. The Company bases its fair value estimates on assumptions that are consistent with information used by the business for planning purposes and that it believes to be reasonable, however, actual future results may differ from those estimates. Changes in judgments on any of these factors could materially affect the value of the reporting unit.
See Note 6, “Long-Lived Assets,” for additional information.
(o)  Restricted Cash: The Company’s insurance subsidiary requires a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash at each of March 31, 2013 and 2012 was approximately $52 million and $56 million, respectively, and is included in “Other noncurrent assets, net” in the Consolidated Balance Sheets.
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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to uncertain tax positions in income tax expense. See Note 15, “Income Taxes,” for additional information.
(q)  Deferred Revenue (Billed or Collected): The Company accounts for unearned revenue on billed amounts due from customers on a gross basis. Unearned revenue on billed installments (collected or uncollected) is reported as deferred revenue in the liabilities section of the Consolidated Balance Sheets.
Deferred revenue (billed or collected) excludes contractual commitments executed under license and maintenance agreements that will be billed in future periods. See Note 7, “Deferred Revenue,” for additional information.
(r)  Litigation: The Company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and proceedings are reviewed at least quarterly and provisions are taken or adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. See Note 11, “Commitments and Contingencies,” for additional information.
(s) Other Matters: As part of the Company’s efforts to more fully utilize its intellectual property assets, in the first quarter of fiscal 2013, the Company closed a transaction that assigned the rights to certain of these assets to a large technology company for $35 million. The entire contract amount is included in the “Other (gains) expenses, net” line of the Company’s Consolidated Statement of Operations for the year ended March 31, 2013. The Company will continue to have the ability to use these intellectual property assets in current and future product offerings.
(t) New Accounting Pronouncements: In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in its financial statements or footnotes and is effective for fiscal periods beginning after December 15, 2012. The Company does not expect the adoption of ASU 2013-02 to have a material impact on its consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and it eliminated the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No, 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). The Company adopted ASU 2011-05, which was amended by ASU 2011-12, in the first quarter of fiscal year 2013 by including the required disclosures in two separate but consecutive statements.

Note 2 — Acquisitions
In March 2013, the Company acquired 100% of the voting equity interest of Nolio Ltd (Nolio), a privately held provider of application service automation software. The total purchase price of the acquisition was approximately $42 million, which was allocated as follows: $26 million to purchased software, $17 million to goodwill, $4 million to finite-lived intangible assets and $5 million to deferred tax liabilities. The allocation of purchase price to acquired identifiable assets, including intangible assets, is preliminary because the Company has not completed its analysis of fair value and historical tax records of Nolio. The goodwill relating to the Company’s acquisition of Nolio was allocated to the Enterprise Solutions segment and is not expected to be deductible for tax purposes. Transaction costs for the acquisition were immaterial.
The Company’s other acquisitions during fiscal year 2013 were immaterial, both individually and in the aggregate. The proforma effects of the fiscal year 2013 acquisitions on the Company’s revenues and results of operations during fiscal years 2013 and 2012 were considered immaterial.
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

The proforma effects of the Company’s fiscal year 2012 acquisitions on the Company’s revenues and results of operations during fiscal years 2012 and 2011 were considered immaterial. The purchase price allocation of the Company’s fiscal year 2012 acquisitions is as follows:

(dollars in millions)	ITKO		Other Fiscal Year 2012 Acquisitions	Estimated Useful Life
Finite-lived intangible assets(1)	$16		$11	3-15 years
Purchased software	190		8	7 years
Goodwill	159		20	Indefinite
Deferred tax liabilities	(70)		(3)	—
Other assets net of other liabilities assumed	20	(2)	3	—
Purchase price	$315		$39

(1)	Includes customer relationships and trade names.

(2)	Includes approximately $20 million of cash acquired relating to ITKO.
Transaction costs for acquisitions were immaterial for fiscal year 2012. The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded to goodwill. The allocation of a significant portion of the purchase price to goodwill was predominantly due to synergies the Company expects from marketing and integration with other products of the Company and intangible assets that are not separable, such as assembled workforce and going concern. The goodwill relating to the Company’s second quarter fiscal year 2012 acquisition of ITKO was not deductible for tax purposes and was allocated to the Enterprise Solutions segment. A majority of the goodwill relating to the Company’s other fiscal year 2012 acquisitions was deductible for tax purposes and was primarily allocated to the Services segment.
The Company had approximately $14 million and $24 million of accrued acquisition-related costs at March 31, 2013 and 2012, respectively, related to purchase price amounts withheld subject to indemnification protections.

Note 3 — Divestitures
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
The income (loss) from the discontinued components for fiscal years 2012 and 2011 consisted of the following:

(in millions)	Fiscal Year 2012	Fiscal Year 2011
Subscription and maintenance revenue	$15	$83
Total revenue	$15	$83
(Loss) income from operations of discontinued components, net of tax benefit (expense) of $6 million and $(4) million, respectively	$(10)	$9
Gain (loss) on disposal of discontinued components, net of taxes	23	(5)
Income from discontinued operations, net of taxes	$13	$4

Note 4 — Severance and Exit Costs
Fiscal Year 2012 Workforce Reduction Plan: The fiscal year 2012 workforce reduction plan (Fiscal 2012 Plan) was announced in July 2011 and consisted of a workforce reduction of approximately 400 positions. This action is part of the Company’s efforts to reallocate resources and divest non-strategic parts of the business. The total amount incurred for severance under the Fiscal 2012 Plan was $39 million. Actions under the Fiscal 2012 Plan were substantially completed by March 31, 2012.

Accrued severance and exit costs and changes in the accruals for fiscal years 2013, 2012 and 2011 were as follows:

(in millions)	Accrued Balance at March 31, 2012	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at March 31, 2013
Severance	$13	$18	$(6)	$(9)	$—	$16
Facilities abandonment	40	—	—	(13)	(4)	23
Total accrued liabilities	$53					$39

(in millions)	Accrued Balance at March 31, 2011	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at March 31, 2012
Severance	$8	$49	$(8)	$(36)	$—	$13
Facilities abandonment	47	—	—	(11)	4	40
Total accrued liabilities	$55					$53

(in millions)	Accrued Balance at March 31, 2010	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at March 31, 2011
Severance	$54	$—	$(3)	$(42)	$(1)	$8
Facilities abandonment	62	—	1	(19)	3	47
Total accrued liabilities	$116					$55
Balances at March 31, 2013, 2012 and 2011 include severance accruals of approximately $2 million, $2 million and $8 million, respectively, and facilities abandonment accruals of approximately $23 million, $40 million and $47 million, respectively, for plans and actions prior to fiscal year 2011.
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

Note 5 — Trade Accounts Receivable
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	At March 31,
(in millions)	2013	2012
Accounts receivable – billed	$796	$812
Accounts receivable – unbilled	63	80
Other receivables	21	26
Less: Allowances	(24)	(16)
Trade accounts receivable, net	$856	$902

Note 6 — Long-Lived Assets
Property and Equipment: A summary of property and equipment is as follows:

	At March 31.
(in millions)	2013	2012
Land and buildings	$210	$224
Equipment, software developed for internal use, furniture and leasehold improvements	887	869
	1,097	1,093
Accumulated depreciation and amortization	(786)	(707)
Property and equipment, net	$311	$386
Capitalized Software and Other Intangible Assets: The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2013 were as follows:

	At March 31, 2013
(in millions)	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
Purchased software products	$5,597	$4,735	$862	$309	$553
Internally developed software products	1,528	661	867	327	540
Other intangible assets	816	429	387	249	138
Total capitalized software and other intangible assets	$7,941	$5,825	$2,116	$885	$1,231
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2012 were as follows:

	At March 31, 2012
(in millions)	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
Purchased software products	$5,628	$4,733	$895	$228	$667
Internally developed software products	1,366	574	792	258	534
Other intangible assets	814	412	402	214	188
Total capitalized software and other intangible assets	$7,808	$5,719	$2,089	$700	$1,389

In the fourth quarter of fiscal 2013, the Company recorded an impairment of $55 million relating to purchased software products within the Enterprise Solutions segment.  This impairment was determined through the use of the discounted cash flow model and reflects lower expectations about future cash flows to be generated from these assets. The impairment is included in “Amortization of capitalized software costs” in the Consolidated Statement of Operations. Amortization of capitalized software costs is not included in segment expenses (see Note 17, “Segment and Geographic Information,” for additional information).  No impairments for purchased software products were recorded during fiscal years 2012 and 2011.

During fiscal years 2013 and 2012, the Company recorded impairments of approximately $3 million and $9 million, respectively, for internally developed software products. No impairment was recorded for internally developed software products during fiscal year 2011.
The Company evaluates the useful lives and recoverability of capitalized software and other intangible assets when events or changes in circumstances indicate that an impairment may exist. These evaluations require complex assumptions about key factors such as future customer demand, technology trends and the impact of those factors on the technology the Company acquires and develops for its products. Impairments or revisions to useful lives could result from the use of alternative assumptions that reflect reasonably possible outcomes related to future customer demand or technology trends for assets within the Enterprise Solutions segment.
Depreciation and Amortization Expense: A summary of depreciation and amortization expense is as follows:

	Year Ended March 31,
(in millions)	2013	2012	2011
Depreciation	$104	$111	$114
Amortization of purchased software products	163	103	88
Amortization of internally developed software products	156	122	104
Amortization of other intangible assets	54	65	73
Total	$477	$401	$379
Based on the capitalized software and other intangible assets recognized at March 31, 2013, the annual amortization expense over the next five fiscal years is expected to be as follows:

	Year Ended March 31,
(in millions)	2014	2015	2016	2017	2018
Purchased software products	$100	$89	$88	$86	$83
Internally developed software products	164	144	113	80	33
Other intangible assets	49	41	27	10	5
Total	$313	$274	$228	$176	$121
Goodwill: The accumulated goodwill impairment losses previously recognized by the Company totaled approximately $111 million at March 31, 2013 and 2012. These losses were recognized in fiscal years 2003 and 2002. There were no impairments recognized for fiscal years 2013, 2012 and 2011.
Goodwill activity for fiscal years 2013 and 2012 was as follows:

	At March 31,
(in millions)	2013	2012
Balance at beginning of year	$5,856	5,686
Amounts allocated to loss on discontinued operations	—	(7)
Acquisitions	17	179
Foreign currency translation adjustment	(2)	(2)
Balance at end of year	$5,871	5,856

Note 7 — Deferred Revenue
The current and noncurrent components of “Deferred revenue (billed or collected)” at March 31, 2013 and March 31, 2012 were as follows:

	At March 31,
(in millions)	2013	2012
Current:
Subscription and maintenance	$2,307	$2,479
Professional services	154	162
Software fees and other	21	17
Total deferred revenue (billed or collected) – current	$2,482	$2,658
Noncurrent:
Subscription and maintenance	$940	$935
Professional services	33	35
Software fees and other	2	2
Total deferred revenue (billed or collected) – noncurrent	$975	$972
Total deferred revenue (billed or collected)	$3,457	$3,630

Note 8 — Debt
At March 31, 2013 and 2012, the Company’s debt obligations consisted of the following:

	At March 31,
(in millions)	2013	2012
Revolving credit facility due August 2016	$—	$—
5.375% Notes due November 2019	750	750
6.125% Notes due December 2014, net of unamortized premium from fair value hedge of $19 and $27	519	527
Other indebtedness, primarily capital leases	26	29
Unamortized discount for Notes	(5)	(5)
Total debt outstanding	$1,290	$1,301
Less the current portion	(16)	(14)
Total long-term debt portion	$1,274	$1,287
Interest expense for fiscal years 2013, 2012 and 2011 was $64 million, $64 million and $68 million, respectively.
The maturities of outstanding debt are as follows:

	Year Ended March 31,
(in millions)	2014	2015	2016	2017	2018	Thereafter
Amount due	$16	$523	$3	$2	$1	$745
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

At March 31, 2013 and 2012, there were no outstanding borrowings under the revolving credit facility due August 2016 and, based on the Company’s credit ratings, the rates applicable to the facility at March 31, 2013 and 2012 were as follows:

	At March 31,
	2013	2012
Applicable margin on Base Rate borrowing	0.25%	0.25%
Weighted average interest rate on outstanding borrowings	—%	—%
Applicable margin on Eurocurrency Rate borrowing	1.10%	1.10%
Facility commitment fee	0.15%	0.15%
The interest rate that would have applied at March 31, 2013 to a borrowing under the revolving credit facility due August 2016 would have been 3.50% for Base Rate borrowings and 1.30% for Eurocurrency Rate borrowings. The Company capitalized the transaction fees of approximately $2 million associated with the revolving credit facility due August 2016. These fees are being amortized to “Interest expense, net” in the Consolidated Statements of Operations.
There was no borrowing activity under the revolving credit facility for fiscal year 2013. Total interest expense relating to borrowings under the revolving credit facility for fiscal years 2012 and 2011 was less than $1 million and $2 million, respectively. The revolving credit facility due August 2016 contains customary covenants for borrowings of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the Credit Agreement, must not exceed 4.00 to 1.00; and (ii) for the 12 months ending at any date, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the Credit Agreement, must not be less than 3.50 to 1.00. At March 31, 2013, the Company was in compliance with all covenants.
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
5.375% Notes Due November 2019: The Company has issued $750 million principal amount of 5.375% Notes due 2019 (the 5.375% Notes). In the event of a change of control, each noteholder will have the right to require the Company to repurchase all or any part of such holder’s 5.375% Notes in cash at a price equal to 101% of the principal amount of such Notes plus accrued and unpaid interest, if any, to the date of repurchase. This is subject to the right of holders of record on the relevant interest payment date to receive interest due.
6.125% Notes Due December 2014: The Company has entered into interest rate swaps to convert $500 million of its 6.125% Notes into floating interest rate payments through December 1, 2014. Under the terms of the swaps, the Company will pay quarterly interest at an average rate of 2.88% plus the three-month London Interbank Offered Rate (LIBOR), and will receive payment at 5.625%. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges and accounts for them in accordance with the shortcut method of FASB ASC Topic 815. The carrying value of the 6.125% Notes has been adjusted by an amount that is equal and offsetting to the fair value of the swaps.
Other Indebtedness: The Company has an unsecured and uncommitted multi-currency line of credit available to meet short-term working capital needs for the Company’s subsidiaries operating outside the United States and uses guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At March 31, 2013 and 2012, approximately $53 million and $55 million, respectively, of this line of credit were pledged in support of bank guarantees and other local credit lines, and none of these arrangements had been drawn down by third parties.

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. At March 31, 2013 and 2012, the borrowing positions outstanding under this cash pooling arrangement were as follows:

	At March 31,
(in millions)	2013	2012
Total borrowing positions outstanding at beginning of year(1)	$139	$—
Borrowings	1,143	476
Repayments	(1,139)	(331)
Foreign currency exchange effect	(7)	(6)
Total borrowing positions outstanding at end of year(1)	$136	$139

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Consolidated Balance Sheet.

Note 9 — Derivatives
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
At March 31, 2013, the fair value of these derivatives was an asset of approximately $19 million, of which approximately $11 million is included in “Other current assets” and approximately $8 million is included in “Other noncurrent assets, net” in the Company’s Consolidated Balance Sheet.
At March 31, 2012, the fair value of these derivatives was an asset of approximately $27 million, of which approximately $11 million is included in “Other current assets” and approximately $16 million is included in “Other noncurrent assets, net” in the Company’s Consolidated Balance Sheet.
During fiscal year 2009, the Company entered into interest rate swaps with a total notional value of $250 million to hedge a portion of its variable interest rate payments on the revolving credit facility. These derivatives were designated as cash flow hedges and matured in October 2010. The effective portion of these cash flow hedges is recorded as “Accumulated other comprehensive loss” and is reclassified into “Interest expense, net” in the Company’s Consolidated Statements of Operations in the same period during which the hedged transaction affected earnings. Any ineffective portion of the cash flow hedges would have been recorded immediately to “Interest expense, net;” however, no ineffectiveness existed for fiscal year 2011.
Foreign Currency Contracts: The Company enters into foreign currency option and forward contracts to manage foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other (gains) expenses, net” in the Company’s Consolidated Statements of Operations.
At March 31, 2013, foreign currency contracts outstanding consisted of purchase and sales contracts with a total notional value of approximately $597 million and durations of less than one month. The net fair value of these contracts at March 31, 2013 was a net asset of approximately $1 million, of which approximately $1 million is included in “Other current assets” in the Company’s Consolidated Balance Sheet.
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

A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Consolidated Statements of Operations is as follows:

	Amount of Net (Gain)/Loss Recognized in the Consolidated Statements of Operations
Location of Amounts Recognized	Year Ended March 31,
(in millions)	2013	2012	2011
Interest expense, net – interest rate swaps designated as cash flow hedges	$—	$—	$4
Interest expense, net – interest rate swaps designated as fair value hedges	$(12)	$(12)	$(12)
Other (gains) expenses, net – foreign currency contracts	$11	$(3)	$14
The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were in a net asset position at March 31, 2013 and 2012. The Company posted no collateral at March 31, 2013 or 2012. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

Note 10 — Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2013 and 2012:

	At March 31, 2013				At March 31, 2012
	Fair Value Measurement Using Input Types		Estimated Fair Value		Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total		Level 1	Level 2	Total
Assets:
Money market funds	$1,280	$—	$1,280	(1)	$1,374	$—	$1,374	(2)
Foreign exchange derivatives (3)	—	1	1		—	2	2
Interest rate derivatives (3)	—	19	19		—	27	27
Total assets	$1,280	$20	$1,300		$1,374	$29	$1,403
Liabilities:
Foreign exchange derivatives (3)	$—	$—	$—		$—	$4	$4
Total liabilities	$—	$—	$—		$—	$4	$4

(1)
At March 31, 2013, the Company had approximately $1,230 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Consolidated Balance Sheet.

(2)
At March 31, 2012, the Company had approximately $1,324 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Consolidated Balance Sheet.

(3)	See Note 9, “Derivatives” for additional information. Interest rate derivatives fair value excludes accrued interest.
At March 31, 2013 and 2012, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short-term maturity of the instruments.

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that are not measured at fair value on a recurring basis at March 31, 2013 and 2012:

	At March 31, 2013		At March 31, 2012
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,290	$1,413	$1,301	$1,408
Facilities abandonment reserve (2)	$23	$27	$42	$48

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facilities abandonment reserve is determined using the Company’s incremental borrowing rate at March 31, 2013 and 2012. At March 31, 2013 and 2012, the facilities abandonment reserve included approximately $6 million and $16 million, respectively, in “Accrued expenses and other current liabilities” and approximately $17 million and $26 million, respectively, in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets (Level 3).

Note 11 — Commitments and Contingencies
The Company leases real estate, data processing and other equipment with lease terms expiring through fiscal year 2023. Certain leases provide for renewal options and additional rentals based on escalations in operating expenses and real estate taxes.
Rental expense, including short-term leases, maintenance charges and taxes on leased facilities, was approximately $124 million, $168 million and $150 million for fiscal years 2013, 2012 and 2011, respectively. Rental expense for fiscal years 2013, 2012 and 2011 included sublease income of approximately $6 million, $9 million and $10 million, respectively.
Future minimum lease payments under non-cancelable operating leases at March 31, 2013, were as follows:

Fiscal Year	(in millions)
2014	$97
2015	86
2016	68
2017	56
2018	50
Thereafter	140
Total	$497
Less income from sublease	(24)
Net minimum operating lease payments	$473
The Company has additional commitments to purchase goods and services of approximately $140 million in future periods, approximately $136 million of which expires by fiscal year 2018.
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
Based on the Company's experience, management believes that the damages amounts claimed in a case are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of cases.
In the opinion of the Company's management based upon information currently available to the Company, while the outcome of these lawsuits and claims is uncertain, the likely results of these lawsuits and claims against the Company are not expected, either individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows, although the effect could be material to the Company's results of operations or cash flows for any interim reporting period. For some of these matters, the Company is unable to estimate a range of reasonably possible loss due to the stage of the matter and/or other particular circumstances of the matter. For others, a range of reasonably possible loss can be estimated. For those matters for which such a range can be estimated, the Company estimates that, in the aggregate, the range of reasonably possible loss is from zero to $30 million. This is in addition to amounts, if any, that have been accrued for those matters.

The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company has advanced and will continue to advance certain attorneys' fees and expenses incurred by current and former officers and directors in various lawsuits and investigations.

Note 12 — Stockholders’ Equity
Stock Repurchases: In January 2012, the Company’s Board of Directors approved a $2.5 billion capital allocation program that includes an authorization for the Company to acquire up to $1.5 billion of its common stock through fiscal year 2014. Included in this amount is approximately $232 million remaining under the Company’s previously approved share repurchase authorization.
In January 2012, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a bank to repurchase $500 million of its common stock. Under the agreement, the Company paid $500 million to the bank for an initial delivery of approximately 15 million shares in fiscal year 2012. The fair market value of the initially delivered shares on the date of purchase was approximately $375 million and was included in “Treasury stock” in the Company’s Consolidated Balance Sheet at March 31, 2012. The remaining $125 million was included in “Additional paid-in capital” in the Company’s Consolidated Balance Sheet at March 31, 2012.
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
During fiscal year 2013, excluding the ASR transaction, the Company repurchased approximately 20 million shares of its common stock for approximately $495 million. At March 31, 2013, the Company remained authorized to purchase approximately $505 million of its common stock under its current stock repurchase program.
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in accumulated other comprehensive loss at March 31, 2013, 2012 and 2011 were approximately $155 million, $108 million and $65 million, respectively.
The amount of fair value changes and losses reclassified from “Accumulated other comprehensive loss” into “Interest expense, net” relating to the sale of marketable securities was less than $1 million for fiscal years 2012 and 2011, respectively.
For the Company’s cash flow hedges, the amount of fair value changes and the losses reclassified from “Accumulated other comprehensive loss” into “Interest expense, net” in the Company’s Consolidated Statements of Operations was approximately $4 million for fiscal year 2011.
For additional information on the Company’s derivatives, refer to Note 9, “Derivatives.”
Cash Dividends: In January 2012, the Board of Directors approved a $2.5 billion capital allocation program through fiscal year 2014 that includes an increase in the Company’s annual dividend from $0.20 to $1.00 per share of common stock as and when declared by the Board of Directors.
The Company’s Board of Directors declared the following dividends during fiscal years 2013 and 2012:
Year Ended March 31, 2013:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 8, 2012	$0.25	May 22, 2012	$119	June 12, 2012
August 2, 2012	$0.25	August 14, 2012	$116	September 11, 2012
November 7, 2012	$0.25	November 20, 2012	$114	December 11, 2012
February 7, 2013	$0.25	February 21, 2013	$114	March 19, 2013

Year Ended March 31, 2012:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 12, 2011	$0.05	May 23, 2011	$25	June 16, 2011
August 3, 2011	$0.05	August 16, 2011	$25	September 14, 2011
November 9, 2011	$0.05	November 22, 2011	$25	December 14, 2011
January 23, 2012	$0.25	February 14, 2012	$117	March 13, 2012
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

Note 13 — Income from Continuing Operations Per Common Share
The following table presents basic and diluted income from continuing operations per common share information for fiscal years 2013, 2012 and 2011, respectively.

	Year Ended March 31,
(in millions, except per share amounts)	2013	2012	2011
Basic income from continuing operations per common share:
Income from continuing operations	$955	$938	$823
Less: Income from continuing operations allocable to participating securities	(11)	(11)	(11)
Income from continuing operations allocable to common shares	$944	$927	$812
Weighted average common shares outstanding	456	486	506
Basic income from continuing operations per common share	$2.07	$1.91	$1.60
Diluted income from continuing operations per common share:
Income from continuing operations	$955	$938	$823
Less: Income from continuing operations allocable to participating securities	(11)	(11)	(11)
Income from continuing operations allocable to common shares	$944	$927	$812
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	456	486	506
Weighted average effect of share-based payment awards	1	1	1
Denominator in calculation of diluted income per share	457	487	507
Diluted income from continuing operations per common share	$2.07	$1.90	$1.60
For fiscal years 2013, 2012 and 2011, respectively, approximately 4 million, 4 million and 6 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 5 million, 6 million and 6 million for fiscal years 2013, 2012 and 2011, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

Note 14 — Stock Plans
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
All Plans, with the exception of acquired companies’ stock plans, have been approved by the Company’s shareholders. The Company grants all new annual performance cash incentive bonuses, long-term performance bonuses, non-statutory stock options, RSAs, RSUs and other equity-based awards under the 2011 Incentive Plan, which replaced the 2007 Incentive Plan, upon approval at the August 3, 2011 Annual Meeting of Stockholders. Outstanding awards under the 2007 Incentive Plan and 2002 Incentive Plan, as amended, are satisfied under their respective Plans. Approximately 45 million shares of common stock were originally available to be granted to select employees and consultants under the 2011 Incentive Plan. Under the 2011 Incentive Plan, no more than 10 million incentive stock options may be granted. The 2011 Incentive Plan will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the respective plan have been issued and restrictions on issued shares have lapsed. Generally, options expire 10 years from the date of grant unless forfeited by the employee, the Compensation Committee establishes a shorter expiration period or the options are otherwise terminated. Awards to the non-employee directors are granted under the 2012 Compensation Plan for Non-Employee Directors, which replaced the 2003 Compensation Plan for Non-Employee Directors, as amended, upon approval at the August 1, 2012 Annual Meeting of Stockholders.

Share-Based Compensation: The Company recognized share-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

	Year Ended March 31,
(in millions)	2013	2012	2011
Costs of licensing and maintenance	$3	$3	$3
Cost of professional services	4	4	3
Selling and marketing	31	36	30
General and administrative	23	27	24
Product development and enhancements	17	19	20
Share-based compensation expense before tax	$78	$89	$80
Income tax benefit	(25)	(29)	(26)
Net share-based compensation expense	$53	$60	$54
The tax benefit from share-based incentive awards provided to employees that was recorded for book purposes exceeded that which was deductible for tax purposes by $2 million, $4 million and $24 million for fiscal years 2013, 2012 and 2011, respectively. The tax effect of this temporary difference in tax expense was recorded to “Additional paid-in capital” in the Consolidated Balance Sheets and did not affect the Company’s Consolidated Statements of Operations.
The following table summarizes information about unrecognized share-based compensation costs at March 31, 2013:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$6	2.3
Restricted stock units	15	1.9
Restricted stock awards	54	1.7
Performance share units	11	2.7
Total unrecognized share-based compensation costs	$86	1.9
There were no capitalized share-based compensation costs at March 31, 2013, 2012 or 2011.
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
At March 31, 2013, options outstanding that have vested and are expected to vest are as follows:

	Number of Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in millions)
Vested	3.7	$26.18	1.8	$4.0
Expected to vest(2)	2.2	23.59	6.8	3.5
Total	5.9	$25.21	3.7	$7.5

(1)
These amounts represent the difference between the exercise price and $25.18, the closing price of the Company’s common stock on March 28, 2013, the last trading day of the Company’s fiscal year as reported on the NASDAQ Stock Market for all in-the-money options.

(2)	Outstanding options expected to vest are net of estimated future forfeitures.

Additional information with respect to stock option plan activity is as follows:

	Number of Shares	Weighted Average Exercise Price
	(in millions)
Outstanding at March 31, 2010	11.3	$24.65
Granted	1.2	19.34
Exercised	(0.5)	18.81
Expired or terminated	(4.0)	27.05
Outstanding at March 31, 2011	8.0	$23.03
Granted	0.6	21.89
Exercised	(1.8)	20.79
Expired or terminated	(1.0)	23.46
Outstanding at March 31, 2012	5.8	$23.52
Granted	1.8	24.39
Exercised	(1.2)	17.17
Expired or terminated	(0.4)	22.09
Outstanding at March 31, 2013	6.0	$25.17

	Number of Shares	Weighted Average Exercise Price
	(in millions)
Options exercisable at:
March 31, 2011	6.8	$23.66
March 31, 2012	4.7	$24.24
March 31, 2013	3.7	$26.18
The following table summarizes stock option information at March 31, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in millions)	(in millions)	(in years)		(in millions)	(in millions)	(in years)
$ 7.07 — $20.00	0.5	$3.2	3.9	$18.92	0.3	$2.1	3.8	$18.60
$20.01 — $25.00	2.1	4.5	6.5	22.98	0.6	1.9	3.8	22.00
$25.01 — $30.00	3.1	—	2.3	26.95	2.5	—	1.2	27.44
$30.01 — over	0.3	—	1.3	31.73	0.3	—	1.3	31.73
	6.0	$7.7	3.8	$25.17	3.7	$4.0	1.8	$26.18
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

The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during fiscal years 2013, 2012 and 2011 were based on estimates at the date of grant as follows:

	Year Ended March 31,
	2013	2012	2011
Weighted average fair value	4.26	5.99	5.55
Dividend yield	4.06%	0.91%	0.83%
Expected volatility factor (1)	31%	33%	34%
Risk-free interest rate (2)	1.0%	1.7%	1.8%
Expected life (in years) (3)	4.9	4.5	4.5

(1)
Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s traded options.

(2)	The risk-free rate for periods within the contractual term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)
The expected life is the number of years the Company estimates that options will be outstanding prior to exercise. The Company’s computation of expected life was determined based on the simplified method (the average of the vesting period and option term).

The following table summarizes information on options exercised for the periods indicated:

	Year Ended March 31,
(in millions)	2013	2012	2011
Cash received from options exercised	$21	$37	$10
Intrinsic value of options exercised	10	9	2
Excess tax benefits from options exercised	6	3	—	(1)

(1)	Less than $1 million.
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
The following table summarizes the activity of RSAs under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in millions)
Outstanding at March 31, 2010	5.3	$20.73
RSA granted	4.7	21.41
RSA released	(3.3)	22.00
RSA forfeitures	(0.9)	20.72
Outstanding at March 31, 2011	5.8	$20.56
RSA granted	3.8	24.54
RSA released	(3.0)	21.57
RSA forfeitures	(0.9)	22.33
Outstanding at March 31, 2012	5.7	$22.41
RSA granted	3.5	26.21
RSA released	(3.6)	22.22
RSA forfeitures	(0.6)	24.69
Outstanding at March 31, 2013	5.0	$24.98

The following table summarizes the activity of RSUs under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in millions)
Outstanding at March 31, 2010	0.9	$20.51
RSU granted	0.6	21.30
RSU released	(0.4)	23.47
RSU forfeitures	(0.1)	19.05
Outstanding at March 31, 2011	1.0	$20.03
RSU granted	0.7	24.06
RSU released	(0.3)	20.70
RSU forfeitures	(0.2)	21.61
Outstanding at March 31, 2012	1.2	$21.91
RSU granted	0.9	23.72
RSU released	(0.6)	21.03
RSU forfeitures	(0.1)	23.38
Outstanding at March 31, 2013	1.4	$23.28
The total vesting date fair value of RSAs and RSUs released during fiscal years 2013, 2012 and 2011 was approximately $92 million, $73 million and $82 million, respectively.
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
The 1-year PSUs for the fiscal year 2012, 2011 and 2010 incentive plan years were granted in the first quarter of fiscal years 2013, 2012 and 2011, respectively. The awards vest 34% on the date of grant and 33% on the first and second anniversaries of the date of grant. The table below summarizes the RSAs and RSUs granted under these PSUs:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)		Weighted Average Grant Date Fair Value
2012	1 year	1.2	$26.39	0.2		$25.40
2011	1 year	1.1	$24.68	0.1		$24.48
2010	1 year	2.2	$21.47	—	(1)	$21.38

(1)	Shares granted amounted to less than 0.1 million.
The 3-year PSUs for the fiscal year 2010, 2009 and 2008 incentive plan years were granted in the first quarter of fiscal years 2013, 2012 and 2011, respectively. These awards vest immediately upon grant.

Incentive Plans for Fiscal Years	Performance Period	Unrestricted Shares (in millions)	Weighted Average Grant Date Fair Value
2010	3 years	0.2	$26.39
2009	3 years	0.2	$24.68
2008	3 years	0.3	$21.47

Awards were granted under the Fiscal Year 2012, 2011 and 2010 Sales Retention Equity Programs in the first quarter of fiscal years 2013, 2012 and 2011, respectively. These awards vest on the third anniversary of the grant date. The table below summarizes the RSAs and RSUs granted under this program:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2012	1 year	0.2	$26.39	0.1	$23.41
2011	1 year	0.3	$24.68	0.1	$24.09
2010	1 year	0.4	$21.47	0.1	$21.36
Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the offer period. The ESPP is non-compensatory. For the six-month offer period ended June 30, 2012, the Company issued approximately 0.1 million shares under the ESPP at an average price of $25.74 per share. For the six-month offer period ended December 31, 2012, the Company issued approximately 0.2 million shares under the ESPP at an average price of $20.88 per share. As of March 31, 2013, approximately 29.7 million shares were available for future issuances under the ESPP.

Note 15 – Income Taxes
The amounts of income from continuing operations before income taxes attributable to domestic and foreign operations are as follows:

	Year Ended March 31,
(in millions)	2013	2012	2011
Domestic	$924	$830	$751
Foreign	394	524	458
Income from continuing operations before income taxes	$1,318	$1,354	$1,209
 Income tax expense (benefit) from continuing operations consists of the following:

	Year Ended March 31,
(in millions)	2013	2012	2011
Current:
Federal	$279	$275	$110
State	39	37	48
Foreign	32	120	88
Total current	$350	$432	$246
Deferred:
Federal	$(18)	$4	$65
State	3	(22)	5
Foreign	28	2	70
Total deferred	$13	$(16)	$140
Total:
Federal	$261	$279	$175
State	42	15	53
Foreign	60	122	158
Total income tax expense from continuing operations	$363	$416	$386

The income tax expense from continuing operations is reconciled to the tax expense computed at the U.S. federal statutory tax rate as follows:

	Year Ended March 31,
(in millions)	2013	2012	2011
Tax expense at U.S. federal statutory tax rate	$461	$474	$423
Effect of international operations	(128)	(89)	(129)
U.S. federal and state tax contingencies	(8)	23	61
Domestic manufacturing deduction	(21)	(19)	(19)
State taxes, net of U.S. federal tax benefit	23	17	13
Valuation allowance	11	(15)	(2)
Other, net	25	25	39
Income tax expense from continuing operations	$363	$416	$386
Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences from continuing operations are as follows:

	At March 31,
(in millions)	2013	2012
Deferred tax assets:
Modified accrual basis accounting for revenue	$379	$447
Share-based compensation	38	48
Accrued expenses	42	30
Net operating losses	158	173
Intangible assets amortizable for tax purposes	7	11
Deductible state tax and interest benefits	51	56
Other	55	53
Total deferred tax assets	$730	$818
Valuation allowances	(75)	(68)
Total deferred tax assets, net of valuation allowance	$655	$750
Deferred tax liabilities:
Purchased software	$93	$133
Depreciation	21	31
Other intangible assets	41	56
Capitalized development costs	209	206
Total deferred tax liabilities	$364	$426
Net deferred tax asset	$291	$324
In management’s judgment, it is more likely than not that the total deferred tax assets, net of valuation allowance, of approximately $655 million will be realized in the foreseeable future. Realization of the net deferred tax assets is dependent on the Company’s generation of sufficient future taxable income in the related tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustments in future periods if estimates of future taxable income change.
U.S. federal, state and foreign net operating loss carryforwards (NOLs) totaled approximately $764 million and $876 million at March 31, 2013 and 2012, respectively. The NOLs will expire as follows: $612 million between 2013 and 2032 and $152 million may be carried forward indefinitely.
A valuation allowance has been provided for deferred tax assets that are not expected to be realized. The valuation allowance increased approximately $7 million at March 31, 2013 and decreased approximately $17 million at March 31, 2012. The increase in the valuation allowance at March 31, 2013 primarily related to amounts of NOLs in foreign jurisdictions that in management's judgment will not be realized. The decrease in the valuation allowance at March 31, 2012 resulted primarily from the recognition of state NOLs due to a change in forecasted state taxable income.

No provision has been made for U.S. federal income taxes on approximately $2,220 million and $1,999 million at March 31, 2013 and 2012, respectively, of unremitted earnings of the Company’s foreign subsidiaries since the Company plans to permanently reinvest all such earnings outside the United States. It is not practicable to determine the amount of tax associated with such unremitted earnings.
At March 31, 2013, the gross liability for income taxes associated with uncertain tax positions, including interest and penalties, was approximately $486 million (of which none was classified as current). In addition, at March 31, 2013, the Company has recorded approximately $47 million of deferred tax assets for future deductions of interest and state income taxes related to these uncertain tax positions. At March 31, 2012, the gross liability for income taxes associated with uncertain tax positions, including interest and penalties, was approximately $641 million (of which none was classified as current). In addition, at March 31, 2012, the Company had recorded approximately $56 million of deferred tax assets for future deductions of interest and state income taxes related to these uncertain tax positions.
A roll-forward of the Company’s uncertain tax positions for all U.S. federal, state and foreign tax jurisdictions is as follows:

	At March 31,
(in millions)	2013	2012
Balance at beginning of year	$523	$522
Additions for tax positions related to the current year	30	26
Additions for tax positions from prior years	60	21
Reductions for tax positions from prior years	(158)	(17)
Settlement payments	(55)	(19)
Statute of limitations expiration	(15)	(6)
Translation and other	(3)	(4)
Balance at end of year	$382	$523
The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $311 million and $410 million at March 31, 2013 and 2012, respectively. The gross amount of interest and penalties accrued, reported in “Total liabilities,” was approximately $104 million, $118 million and $98 million for fiscal years 2013, 2012 and 2011, respectively. The amount of interest and penalties decreased approximately $14 million for fiscal year 2013 and increased approximately $20 million and $16 million for fiscal years 2012 and 2011, respectively.
In the fiscal year ended March 31, 2013, the Company reclassified approximately $150 million of deferred tax assets from non-current to current due to a change in tax accounting method reflected in the Company's federal income tax return for the fiscal year ended March 31, 2012. This accounting change did not affect income tax expense.
A number of years may elapse before a particular uncertain tax position for which the Company has not recorded a financial statement benefit is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The Company is subject to tax audits in the following major taxing jurisdictions:

•	United States — federal tax years are open for years 2005 through 2007 and years 2011 and forward;

•	Germany — tax years are open for years 2010 and forward;

•	Italy — tax years are open for years 2008 and forward;

•	Japan— tax years are open for years 2007 and forward; and

•	United Kingdom — tax years are open for years 2010 and forward.
The U.S. Internal Revenue Service (IRS) examination of the Company’s federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007 has been forwarded to the Joint Committee of Taxation for final approval. As final approval had not been obtained as of the end of the fiscal year, matters relating to this audit were not deemed effectively settled.
While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its financial statements reflect the probable outcome of uncertain tax positions. The Company may adjust these uncertain tax positions, as well as any related interest or penalties, in light of changing facts and circumstances, including the settlement of income tax audits and the expirations of statutes of limitation. To the extent a settlement differs from the amounts previously reserved, that difference generally would be recognized as a component of income tax expense in the period of resolution. Although the timing of the resolution of income tax examinations is highly uncertain, it is reasonably possible that settlements, payments and new information in the next 12 months related to certain federal, foreign and state tax issues may result in changes to the Company’s uncertain tax positions, including issues involving taxation of international operations, certain state tax issues and other matters. The Company believes that such reasonably possible changes within the next 12 months may reduce the balance of unrecognized tax benefits by an amount up to $250 million.

Note 16 — Supplemental Statement of Cash Flows Information
Interest payments, net for fiscal years 2013, 2012 and 2011 were approximately $61 million, $61 million and $72 million, respectively. Income taxes paid, net for these fiscal years were approximately $333 million, $420 million and $222 million, respectively. For fiscal years 2013, 2012 and 2011, the excess tax benefits from options exercised included in financing activities from continuing operations were approximately $6 million, $3 million and less than $1 million, respectively.
Non-cash investing activities for fiscal years 2013, 2012 and 2011 consisted of assets acquired under capital leases of $9 million, $5 million and $9 million, respectively.
Non-cash financing activities for fiscal years 2013, 2012 and 2011 consisted of treasury common shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $64 million (net of approximately $34 million of income taxes withheld), $55 million (net of approximately $26 million of income taxes withheld) and $64 million (net of approximately $27 million of income taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $29 million, $13 million and $25 million, respectively. Non-cash financing activities for fiscal year 2013 included approximately $6 million in treasury common shares issued in connection with the Company’s Employee Stock Purchase Plan.

Note 17 — Segment and Geographic Information
In accordance with FASB ASC Topic 280, “Segment Reporting,” the Company disaggregates its operations into Mainframe Solutions, Enterprise Solutions and Services segments, which is utilized by the Company's Chief Executive Officer for evaluating segment performance and allocating resources.
The Company’s Mainframe Solutions and Enterprise Solutions segments comprise its software business organized by the nature of the Company’s software offerings and the platform on which the products operate. The Services segment comprises implementation, consulting, education, training and support services. These services include those directly related to the Mainframe Solutions and Enterprise Solutions software that the Company sells to its customers.
The Company regularly enters into a single arrangement with a customer that includes mainframe solutions, enterprise solutions and services. The amount of contract revenue assigned to segments is generally based on the manner in which the proposal is made to the customer. The software product revenue is assigned to the Mainframe Solutions and Enterprise Solutions segments based on either: (1) a list price allocation method (which allocates a discount in the total contract price to the individual products in proportion to the list price of the products); (2) allocations included within internal contract approval documents; or (3) the value for individual software products as stated in the customer contract. The price for the implementation, consulting, education, training and support services is separately stated in the contract and these amounts of contract revenue are assigned to the Services segment. The contract value assigned to each segment is then recognized in a manner consistent with the revenue recognition policies the Company applies to the customer contract for purposes of preparing the Consolidated Financial Statements.
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
As part of the Company’s efforts to more fully utilize its intellectual property assets, in the first quarter of fiscal year 2013, the Company closed a transaction that assigned the rights to certain of these assets to a large technology company for $35 million. The entire contract amount is included in the Enterprise Solutions segment for the year ended March 31, 2013. The Company will continue to have the ability to use these intellectual property assets in current and future product offerings.
For fiscal year 2013, the Company incurred severance costs of which $3 million, $10 million and $2 million were assigned to the Mainframe Solutions, Enterprise Solutions and Services segments, respectively. For fiscal year 2012, the Company incurred severance costs associated with the Fiscal 2012 Plan, of which $22 million, $19 million and $1 million were assigned to the Mainframe Solutions, Enterprise Solutions and Services segments, respectively.  See Note 4, “Severance and Exit Costs,” for additional information.
Segment expenses do not include the following: share-based compensation expense; amortization of purchased software; amortization of other intangible assets; derivative hedging gains and losses; and other miscellaneous costs.

A measure of segment assets is not currently provided to the Company’s Chief Executive Officer and has therefore not been disclosed.
The Company’s segment information for fiscal years 2013, 2012 and 2011 is as follows:

Year Ended March 31, 2013	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$2,489	$1,772	$382	$4,643
Expenses	1,016	1,612	358	2,986
Segment profit	$1,473	$160	$24	$1,657
Segment operating margin	59%	9%	6%	36%
Depreciation and amortization	$103	$157	$—	$260
Reconciliation of segment profit to income from continuing operations before income taxes for fiscal year 2013:

Segment profit	$1,657
Less:
Purchased software amortization (1)	163
Other intangibles amortization	54
Share-based compensation expense	78
Other (gains) expenses, net (2)	—
Interest expense, net	44
Income from continuing operations before income taxes	$1,318

(1)
Amount includes impairment recorded in the fourth quarter of fiscal year 2013 of $55 million relating to purchased software (see Note 6, “Long Lived Assets,” in the Notes to the Consolidated Financial Statements for additional information).

(2)	Other (gains) expenses, net consists of other unallocated costs including foreign exchange derivative (gains) losses, and other miscellaneous costs.

Year Ended March 31, 2012	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$2,612	$1,820	$382	$4,814
Expenses	1,140	1,668	359	3,167
Segment profit	$1,472	$152	$23	$1,647
Segment operating margin	56%	8%	6%	34%
Depreciation and amortization	$99	$134	$—	$233
Reconciliation of segment profit to income from continuing operations before income taxes for fiscal year 2012:

Segment profit	$1,647
Less:
Purchased software amortization	103
Other intangibles amortization	65
Share-based compensation expense	89
Other (gains) expenses, net (1)	1
Interest expense, net	35
Income from continuing operations before income taxes	$1,354

(1)	Other (gains) expenses, net consists of other unallocated costs including foreign exchange derivative (gains) losses, and other miscellaneous costs.

Year Ended March 31, 2011	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$2,479	$1,623	$327	$4,429
Expenses	1,129	1,501	310	2,940
Segment profit	$1,350	$122	$17	$1,489
Segment operating margin	54%	8%	5%	34%
Depreciation and amortization	$102	$116	$—	$218
Reconciliation of segment profit to income from continuing operations before income taxes for fiscal year 2011:

Segment profit	$1,489
Less:
Purchased software amortization	88
Other intangibles amortization	73
Share-based compensation expense	80
Other (gains) expenses, net (1)	(6)
Interest expense, net	45
Income from continuing operations before income taxes	$1,209

(1)	Other (gains) expenses, net consists of other unallocated costs including foreign exchange derivative (gains) losses, and other miscellaneous costs.
Changes in the carrying value of goodwill by segment for fiscal year 2013 are as follows:

(in millions)	Mainframe Solutions	Enterprise Solutions	Services
Balance at beginning of year	$4,179	$1,596	$81
Acquisitions	—	17	—
Foreign currency translation adjustment	(1)	(1)	—
Balance at end of year	$4,178	$1,612	$81
The allocation of goodwill among the segments was not disclosed prior to fiscal year 2012 due to the change in the Company's internal reporting structure from a business based on a single operating segment to three operating segments.
The Company operates through branches and wholly-owned subsidiaries in 47 foreign countries located in North America (4), Europe (21), Asia/Pacific (14), South America (7), and Africa (1). Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

The following table presents information about the Company by geographic area for fiscal years 2013, 2012 and 2011:

(in millions)	United States	Europe	Other	Eliminations	Total
Year Ended March 31, 2013
Revenue
To unaffiliated customers	$2,747	$1,104	$792	$—	$4,643
Between geographic areas(1)	460	—	—	(460)	—
Total revenue	$3,207	$1,104	$792	$(460)	$4,643
Property and equipment, net	$138	$108	$65	$—	$311
Total assets	$8,887	$1,917	$1,007	$—	$11,811
Total liabilities	$4,793	$944	$624	$—	$6,361
Year Ended March 31, 2012
Revenue
To unaffiliated customers	$2,812	$1,182	$820	$—	$4,814
Between geographic areas(1)	472	—	—	(472)	—
Total revenue	$3,284	$1,182	$820	$(472)	$4,814
Property and equipment, net	$181	$121	$84	$—	$386
Total assets	$9,078	$1,904	$1,015	$—	$11,997
Total liabilities	$4,911	$1,009	$680	$—	$6,600
Year Ended March 31, 2011
Revenue
To unaffiliated customers	$2,519	$1,139	$771	$—	$4,429
Between geographic areas(1)	453	—	—	(453)	—
Total revenue	$2,972	$1,139	$771	$(453)	$4,429
Property and equipment, net	$211	$132	$94	$—	$437
Total assets	$9,641	$1,789	$981	$—	$12,411
Total liabilities	$4,996	$1,163	$632	$—	$6,791

(1)	Represents royalties from foreign subsidiaries determined as a percentage of certain amounts invoiced to customer.
No single customer accounted for 10% or more of total revenue for fiscal year 2013, 2012 or 2011.

Note 18 — Profit Sharing Plan
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
The Company recognized costs associated with this plan of $43 million, $44 million and $28 million for fiscal years 2013, 2012 and 2011, respectively. Included in these amounts were discretionary stock contributions of $28 million, $29 million and $13 million for fiscal years 2013, 2012 and 2011, respectively.

Note 19 — Subsequent Events
On April 22, 2013, the Company entered into a definitive agreement to acquire all of the outstanding stock of Layer 7 Technologies, a leading provider of Application Programming Interface management and security software, for an aggregate purchase price of approximately $155 million in cash.  The acquisition is expected to close in the first quarter of fiscal year 2014.

On May 1, 2013, the Company's Board of Directors approved a re-balancing plan (Fiscal 2014 Plan) to better align its business priorities.  The Fiscal 2014 Plan comprises the termination of approximately 1,200 employees and global facilities consolidations. The Company intends to fill most of the positions involved in the re-balancing over the next 12 months with new employees that have skills to enable the Company to better focus its resources on priority products and market segments. The Fiscal 2014 Plan includes streamlining the Company's sales structure to eliminate redundancies while maintaining its focus on customers. In addition, the Company will be consolidating its development sites into development hubs to promote collaboration and agile development. Actions under the Fiscal 2014 Plan are expected to be substantially completed by the end of fiscal year 2014.  Under the Fiscal 2014 Plan, the Company expects to incur a pre-tax charge of approximately $150 million (including severance costs of approximately $120 million and global facilities consolidation costs of approximately $30 million).
On May 7, 2013, the Company received final approval by the Joint Committee of Taxation on the IRS examination of the Company's federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007. As a result, the Company estimates it will record an income tax benefit of approximately $165 million to $185 million, a reduction of the balance of unrecognized tax benefits of approximately $235 million and a cash tax refund of approximately $70 million to $80 million in fiscal year 2014.

SCHEDULE II
CA, Inc. and Subsidiaries
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions/(Deductions) Charged/(Credited) to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts (in millions)
Year ended March 31, 2013	$16	$9	$(1)	$24
Year ended March 31, 2012	$22	$(1)	$(5)	$16
Year ended March 31, 2011	$24	$6	$(8)	$22

(1)	Write-off of amounts against allowance provided