Form 10-Q
period 2013-06-30
CA, INC.
filed 2013-07-25
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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

(Check one:)
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of July 18, 2013
par value $0.10 per share	455,629,273

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of June 30, 2013, and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended June 30, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CA, Inc. and subsidiaries as of March 31, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 9, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
New York, New York
July 25, 2013

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	June 30, 2013	March 31, 2013
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,461	$2,593
Short-term investments	—	183
Trade accounts receivable, net	537	856
Deferred income taxes	383	346
Other current assets	243	148
Total current assets	$3,624	$4,126
Property and equipment, net of accumulated depreciation of $798 and $786, respectively	$298	$311
Goodwill	5,916	5,871
Capitalized software and other intangible assets, net	1,293	1,231
Deferred income taxes	75	77
Other noncurrent assets, net	160	195
Total assets	$11,366	$11,811
Liabilities and stockholders' equity:
Current liabilities:
Current portion of long-term debt	$14	$16
Accounts payable	84	93
Accrued salaries, wages and commissions	263	304
Accrued expenses and other current liabilities	397	406
Deferred revenue (billed or collected)	2,230	2,482
Taxes payable, other than income taxes payable	32	77
Federal, state and foreign income taxes payable	47	151
Deferred income taxes	12	12
Total current liabilities	$3,079	$3,541
Long-term debt, net of current portion	$1,271	$1,274
Federal, state and foreign income taxes payable	187	338
Deferred income taxes	165	120
Deferred revenue (billed or collected)	899	975
Other noncurrent liabilities	135	113
Total liabilities	$5,736	$6,361
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 450,556,679 and 448,149,131 shares outstanding, respectively	59	59
Additional paid-in capital	3,546	3,593
Retained earnings	5,578	5,357
Accumulated other comprehensive loss	(198)	(155)
Treasury stock, at cost, 139,138,402 and 141,545,950 shares, respectively	(3,355)	(3,404)
Total stockholders' equity	$5,630	$5,450
Total liabilities and stockholders' equity	$11,366	$11,811
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three Months Ended June 30,
	2013	2012
Revenue:
Subscription and maintenance revenue	$944	$977
Professional services	98	91
Software fees and other	86	77
Total revenue	$1,128	$1,145
Expenses:
Costs of licensing and maintenance	$71	$69
Cost of professional services	88	86
Amortization of capitalized software costs	69	64
Selling and marketing	281	305
General and administrative	91	110
Product development and enhancements	135	125
Depreciation and amortization of other intangible assets	36	41
Other (gains) expenses, net	129	(36)
Total expenses before interest and income taxes	$900	$764
Income before interest and income taxes	$228	$381
Interest expense, net	11	11
Income before income taxes	$217	$370
Income tax (benefit) expense	(118)	130
Net income	$335	$240

Basic income per common share	$0.74	$0.51
Basic weighted average shares used in computation	450	465

Diluted income per common share	$0.73	$0.51
Diluted weighted average shares used in computation	451	467
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	For the Three Months Ended June 30,
	2013	2012
Net income	$335	$240
Other comprehensive loss
Foreign currency translation adjustments	(43)	(26)
Total other comprehensive loss	$(43)	$(26)
Comprehensive income	$292	$214
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Three Months Ended June 30,
	2013	2012
Operating activities:
Net income	$335	$240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105	105
Provision for deferred income taxes	(48)	25
Provision for bad debts	2	1
Share-based compensation expense	20	23
Asset impairments and other non-cash items	2	1
Foreign currency transaction (gains) losses	(1)	12
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	316	398
Decrease in deferred revenue	(317)	(394)
Decrease in taxes payable, net	(338)	(93)
Increase in accounts payable, accrued expenses and other	8	18
Decrease in accrued salaries, wages and commissions	(38)	(141)
Changes in other operating assets and liabilities	(35)	(12)
Net cash provided by operating activities	$11	$183
Investing activities:
Acquisitions of businesses, net of cash acquired, and purchased software	$(122)	$(5)
Purchases of property and equipment	(13)	(22)
Capitalized software development costs	(25)	(36)
Maturities of short-term investments	184	—
Other investing activities	—	2
Net cash provided by (used in) investing activities	$24	$(61)
Financing activities:
Dividends paid	$(114)	$(119)
Purchases of common stock	(49)	(86)
Debt borrowings	725	253
Debt repayments	(727)	(248)
Debt issuance costs	(1)	—
Exercise of common stock options and other	28	17
Net cash used in financing activities	$(138)	$(183)
Effect of exchange rate changes on cash	$(29)	$(77)
Decrease in cash and cash equivalents	$(132)	$(138)
Cash and cash equivalents at beginning of period	$2,593	$2,679
Cash and cash equivalents at end of period	$2,461	$2,541

See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ACCOUNTING POLICIES
Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements of CA, Inc. (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (2013 Form 10-K).
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
Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014.
Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 65% being held by the Company’s foreign subsidiaries outside the United States at June 30, 2013.
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
See Note I, “Fair Value Measurements,” for additional information.
Deferred Revenue (Billed or Collected): The Company accounts for unearned revenue on billed amounts due from customers on a gross basis. Unearned revenue on billed installments (collected or uncollected) is reported as deferred revenue in the liability section of the Company’s Condensed Consolidated Balance Sheets. Deferred revenue (billed or collected) excludes unbilled contractual commitments executed under license and maintenance agreements that will be billed in future periods. See Note F, “Deferred Revenue,” for additional information.
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
New Accounting Pronouncements: In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220) —Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), requiring an entity to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. The Company adopted ASU 2013-02 in the first quarter of fiscal year 2014 and the current and prior periods have been presented in accordance with ASU 2013-02.

NOTE B – ACQUISITIONS
In June 2013, the Company acquired 100% of the voting equity interest of Layer 7 Technologies (Layer 7), a provider of application programming interface (API) management and security software. The acquisition of Layer 7 will enable the Company to provide security and management technology to the API marketplace that complements its current identity and access management software suite. The total purchase price of the Layer 7 acquisition was approximately $155 million.

The pro forma effects of the Company’s first quarter fiscal year 2014 acquisition of Layer 7 on the Company’s revenues and results of operations during fiscal year 2013 were considered immaterial. The purchase price allocation was as follows:

(dollars in millions)	Layer 7	Estimated Useful Life
Finite-lived intangible assets (1)	$12	5 years
Purchased software	99	5 years
Goodwill	54	Indefinite
Deferred tax liabilities	(14)	—
Other assets net of other liabilities assumed (2)	4	—
Purchase price	$155

(1)	Includes customer relationships and trade names.

(2)	Includes approximately $9 million of cash acquired.
Transaction costs for the acquisition were immaterial. The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded to goodwill. The preliminary allocation of a significant portion of the purchase price to goodwill was predominantly due to synergies the Company expects from marketing and integration of the Layer 7 products with other products of the Company and intangible assets that are not separable, such as assembled workforce and going concern. The goodwill relating to the Company’s acquisition of Layer 7 is not deductible for tax purposes and was allocated to the Enterprise Solutions segment. The allocation of purchase price to acquired identifiable assets, including intangible assets, is preliminary because the Company has not completed its fair value analysis and review of historical tax records of Layer 7.
The Company had approximately $37 million and $14 million of accrued acquisition-related costs at June 30, 2013 and March 31, 2013, respectively, related to purchase price amounts withheld to support indemnification obligations by the sellers.

NOTE C – SEVERANCE AND EXIT COSTS
Fiscal year 2014 re-balancing plan: The fiscal year 2014 re-balancing plan (Fiscal 2014 Plan) was announced in May 2013 and will consist of a termination of approximately 1,200 employees and consolidations of several facilities. The reduction in the number of employees is expected to be temporary as the Company intends to hire additional personnel with skills that will enable the Company to better focus its resources on key products and market segments. The total amount incurred for severance and facility exit costs under the Fiscal 2014 Plan for the first quarter of fiscal year 2014 was $103 million and $17 million, respectively, and is presented in "Other (gains) expenses, net" in the Company's Condensed Consolidated Statement of Operations. The Company expects total costs of the Fiscal 2014 Plan to be approximately $150 million (including severance costs of approximately $120 million and global facility consolidation costs of approximately $30 million). Actions under the Fiscal 2014 Plan are expected to be substantially completed by the end of fiscal year 2014.
Accrued severance and exit costs and changes in the accruals during the three months ended June 30, 2013 and 2012 were as follows:

(in millions)	Accrued Balance at March 31, 2013	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at June 30, 2013
Severance charges	$16	$103	$(1)	$(28)	$3	$93
Facility exit charges	23	17	—	(4)	(3)	33
Total accrued liabilities	$39					$126

(in millions)	Accrued Balance at March 31, 2012	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at June 30, 2012
Severance charges	$13	$—	$(3)	$(5)	$—	$5
Facility exit charges	40	—	—	(3)	(1)	36
Total accrued liabilities	$53					$41
Balances at June 30, 2013 and 2012 include severance accruals of approximately $10 million and $5 million, respectively, and facility exit accruals of approximately $16 million and $36 million, respectively, for plans and actions prior to fiscal year 2014.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The severance liability is included in “Accrued salaries, wages and commissions” in the Condensed Consolidated Balance Sheets. The facility exit liabilities are included in “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets.
Accretion and other includes accretion of the Company’s lease obligations related to facility exits as well as changes in the assumptions related to future sublease income. These costs are included in “General and administrative” expense in the Condensed Consolidated Statements of Operations.

NOTE D – TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	June 30, 2013	March 31, 2013
	(in millions)
Accounts receivable – billed	$496	$796
Accounts receivable – unbilled	50	63
Other receivables	16	21
Less: Allowances	(25)	(24)
Trade accounts receivable, net	$537	$856

NOTE E – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at June 30, 2013 were as follows:

	At June 30, 2013
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,707	$4,735	$972	$337	$635
Internally developed software products	1,552	656	896	373	523
Other intangible assets	827	429	398	263	135
Total capitalized software and other intangible assets	$8,086	$5,820	$2,266	$973	$1,293

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Based on the capitalized software and other intangible assets recorded through June 30, 2013, the projected annual amortization expense for fiscal year 2014 and the next four fiscal years is expected to be as follows:

	Year Ended March 31,
	2014	2015	2016	2017	2018
	(in millions)
Purchased software products	$119	$111	$110	$108	$105
Internally developed software products	166	148	118	85	38
Other intangible assets	52	45	28	11	7
Total	$337	$304	$256	$204	$150
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
Goodwill activity by segment for the three months ended June 30, 2013 was as follows:

(in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Balance at March 31, 2013	$4,178	$1,612	$81	$5,871
Revision to purchase price allocation of prior year acquisition	—	(9)	—	(9)
Balance at March 31, 2013 as revised	$4,178	$1,603	$81	$5,862
Acquisitions	—	54	—	54
Balance at June 30, 2013	$4,178	$1,657	$81	$5,916

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEFERRED REVENUE
The current and noncurrent components of “Deferred revenue (billed or collected)” at June 30, 2013 and March 31, 2013 were as follows:

	June 30, 2013	March 31, 2013
	(in millions)
Current:
Subscription and maintenance	$2,064	$2,307
Professional services	145	154
Software fees and other	21	21
Total deferred revenue (billed or collected) – current	$2,230	$2,482
Noncurrent:
Subscription and maintenance	$867	$940
Professional services	31	33
Software fees and other	1	2
Total deferred revenue (billed or collected) – noncurrent	$899	$975
Total deferred revenue (billed or collected)	$3,129	$3,457

NOTE G – DEBT
Revolving Credit Facility: In June 2013, the Company amended its revolving credit facility to extend the termination date to June 2018.
The maximum committed amount available under the revolving credit facility due June 2018 is $1 billion. The facility also provides the Company with an option to increase the available credit by an amount up to $500 million. This option is subject to certain conditions and the agreement of the facility lenders.
Advances under the revolving credit facility due June 2018 bear interest at a rate dependent on the Company's credit ratings at the time of those borrowings and are calculated according to a Base Rate or a Eurocurrency Rate, as the case may be, plus an applicable margin. The Company must also pay facility commitment fees quarterly on the full revolving credit commitment at rates dependent on the Company's credit ratings.
At June 30, 2013 and March 31, 2013, there were no outstanding borrowings under the revolving credit facility and, based on the Company's credit ratings, the rates applicable to the facility at June 30, 2013 and March 31, 2013 were as follows:

	June 30, 2013	March 31, 2013
Applicable margin on Base Rate borrowing	0.125%	0.250%
Weighted average interest rate on outstanding borrowings	—%	—%
Applicable margin on Eurocurrency Rate borrowing	1.000%	1.100%
Facility commitment fee	0.125%	0.150%
The interest rate that would have applied at June 30, 2013 to a borrowing under the revolving credit facility due June 2018 would have been 3.38% for Base Rate borrowings and 1.19% for Eurocurrency Rate borrowings. The Company capitalized the transaction fees of approximately $1 million associated with the extension of the revolving credit facility due June 2018. These fees are being amortized to “Interest expense, net” in the Condensed Consolidated Statements of Operations.
There was no borrowing activity under the revolving credit facility for the first quarter of fiscal year 2014. The revolving credit facility due June 2018 contains customary covenants for borrowings of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the revolving credit facility agreement, must not exceed 4.00 to 1.00; and (ii) for the 12 months ending at any date, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the credit agreement, must not be less than 3.50 to 1.00. At June 30, 2013, the Company was in compliance with all covenants.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
At June 30, 2013, the fair value of these derivatives was an asset of approximately $16 million, of which approximately $12 million is included in “Other current assets” and approximately $4 million is included in “Other noncurrent assets, net” in the Company’s Condensed Consolidated Balance Sheet.
At March 31, 2013, the fair value of these derivatives was an asset of approximately $19 million, of which approximately $11 million is included in “Other current assets” and approximately $8 million is included in “Other noncurrent assets, net” in the Company’s Condensed Consolidated Balance Sheet.
Foreign Currency Contracts: The Company enters into foreign currency option and forward contracts to manage foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other (gains) expenses, net” in the Company’s Condensed Consolidated Statements of Operations.
At June 30, 2013, foreign currency contracts outstanding consisted of purchase and sales contracts with a total gross notional value of approximately $1,009 million, which protects the value of U.S. dollar investments held by a non-U.S. subsidiary outside of that subsidiary’s functional currency, and durations of less than nine months. The net fair value of these contracts at June 30, 2013 was a net asset of approximately $6 million, of which approximately $14 million is included in “Other current assets” and approximately $8 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
At March 31, 2013, foreign currency contracts outstanding consisted of purchase and sales contracts with a total notional value of approximately $597 million and durations of less than one month. The net fair value of these contracts at March 31, 2013 was a net asset of approximately $1 million, of which approximately $1 million is included in “Other current assets” in the Company’s Condensed Consolidated Balance Sheet.
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations (in millions)
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Interest expense, net – interest rate swaps designated as fair value hedges	$(3)	$(3)
Other (gains) expenses, net – foreign currency contracts	$(9)	$8
The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were in a net asset position at June 30, 2013 and March 31, 2013. The Company posted no collateral at June 30, 2013 or March 31, 2013. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at June 30, 2013 and March 31, 2013:

	At June 30, 2013				At March 31, 2013
	Fair Value Measurement Using Input Types		Estimated Fair Value		Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total		Level 1	Level 2	Total
Assets:
Money market funds	$981	$—	$981	(1)	$1,280	$—	$1,280	(2)
Foreign exchange derivatives (3)	—	14	14		—	1	1
Interest rate derivatives (3)	—	16	16		—	19	19
Total assets	$981	$30	$1,011		$1,280	$20	$1,300
Liabilities:
Foreign exchange derivatives (3)	$—	$8	$8		$—	$—	$—
Total liabilities	$—	$8	$8		$—	$—	$—

(1)
At June 30, 2013, the Company had approximately $931 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheet.

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
At June 30, 2013 and March 31, 2013, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses, and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.
The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that were not measured at fair value on a recurring basis at June 30, 2013 and March 31, 2013:

	At June 30, 2013		At March 31, 2013
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,285	$1,392	$1,290	$1,413
Facility exit reserve (2)	$33	$36	$23	$27

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facility exit reserve is determined using the Company’s incremental borrowing rate at June 30, 2013 and March 31, 2013. At June 30, 2013 and March 31, 2013, the facility exit reserve included approximately $12 million and $6 million, respectively, in “Accrued expenses and other current liabilities” and approximately $21 million and $17 million, respectively, in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets (Level 3).

NOTE J – COMMITMENTS AND CONTINGENCIES
The Company, various subsidiaries, and certain current and former officers have been or, from time to time, may be named as defendants in various lawsuits and claims arising in the normal course of business. The Company may also become involved with contract issues and disputes with customers, including government customers. The Company believes that it has meritorious defenses in connection with these lawsuits, claims and disputes, and intends to vigorously contest each of them.
Based on the Company's experience, management believes that the damages amounts claimed in a case are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of cases.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company's management based upon information currently available to the Company, while the outcome of these lawsuits and claims is uncertain, the likely results of these lawsuits and claims against the Company are not expected, either individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows, although the effect could be material to the Company's results of operations or cash flows for any interim reporting period. For some of these matters, the Company is unable to estimate a range of reasonably possible loss due to the stage of the matter and/or other particular circumstances of the matter. For others, a range of reasonably possible loss can be estimated. For those matters for which such a range can be estimated, the Company estimates that, in the aggregate, the range of reasonably possible loss is from zero to $25 million. This is in addition to amounts, if any, that have been accrued for those matters.
The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company has advanced and will continue to advance certain attorneys' fees and expenses incurred by current and former officers and directors in various lawsuits and investigations.

NOTE K – STOCKHOLDERS’ EQUITY
Stock Repurchases: During the three months ended June 30, 2013, the Company repurchased approximately 2 million shares of its common stock for approximately $53 million. At June 30, 2013, the Company remained authorized to purchase approximately $452 million of its common stock under its current stock repurchase program.
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in accumulated other comprehensive loss at June 30, 2013 and March 31, 2013 were approximately $198 million and $155 million, respectively.
Cash Dividends: The Company’s Board of Directors declared the following dividends during the three months ended June 30, 2013 and 2012:
Three Months Ended June 30, 2013:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 9, 2013	$0.25	May 23, 2013	$114	June 11, 2013
Three Months Ended June 30, 2012:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 8, 2012	$0.25	May 22, 2012	$119	June 12, 2012

NOTE L – INCOME PER COMMON SHARE
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents basic and diluted income per common share information for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
	(in millions, except per share amounts)
Basic income per common share:
Net income	$335	$240
Less: Net income allocable to participating securities	(4)	(3)
Net income allocable to common shares	$331	$237
Weighted average common shares outstanding	450	465
Basic income per common share	$0.74	$0.51

Diluted income per common share:
Net income	$335	$240
Less: Net income allocable to participating securities	(4)	(3)
Net income allocable to common shares	$331	$237
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	450	465
Weighted average effect of share-based payment awards	1	2
Denominator in calculation of diluted income per share	451	467
Diluted income per common share	$0.73	$0.51
For the three months ended June 30, 2013 and 2012, respectively, approximately 4 million and 3 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 5 million and 6 million for the three months ended June 30, 2013 and 2012, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

NOTE M – ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,
	2013	2012
	(in millions)
Costs of licensing and maintenance	$1	$—
Cost of professional services	1	1
Selling and marketing	7	10
General and administrative	6	8
Product development and enhancements	5	4
Share-based compensation expense before tax	$20	$23
Income tax benefit	(7)	(8)
Net share-based compensation expense	$13	$15

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about unrecognized share-based compensation costs at June 30, 2013:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$9	2.5
Restricted stock units	26	2.4
Restricted stock awards	89	2.3
Performance share units	24	3.0
Total unrecognized share-based compensation costs	$148	2.5
There were no capitalized share-based compensation costs for the three months ended June 30, 2013 or 2012.
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
For the three months ended June 30, 2013 and 2012, the Company issued options for 1.2 million shares and 0.7 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

	Three Months Ended June 30,
	2013	2012
Weighted average fair value	4.89	4.84
Dividend yield	4.09%	3.96%
Expected volatility factor (1)	30%	34%
Risk-free interest rate (2)	1.3%	0.8%
Expected life (in years) (3)	6.0	4.5

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

The shares under the 1-year PSU awards for the fiscal year 2013 and 2012 incentive plan years under the Company's long-term incentive plans were granted in the first quarter of fiscal years 2014 and 2013, respectively. The awards vest 34% on the date of grant and 33% on the first and second anniversaries of the grant date. The table below summarizes the RSAs and RSUs granted under these PSUs:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2013	1 year	0.4	$27.11	0.1	$26.12
2012	1 year	1.2	$26.39	0.2	$25.40

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The shares under the 3-year PSUs for the fiscal year 2010 incentive plan year under the Company's long-term incentive plans were granted in the first quarter of fiscal year 2013. Unrestricted shares of common stock were issued in settlement immediately upon grant as follows:

Incentive Plans for Fiscal Years	Performance Period	Unrestricted Shares (in millions)	Weighted Average Grant Date Fair Value
2010	3 years	0.2	$26.39
Share-based awards were granted under the Company's fiscal year 2013 and 2012 Sales Retention Equity Programs in the first quarter of fiscal years 2014 and 2013, respectively. These awards vest on the third anniversary of the grant date. The table below summarizes the RSAs and RSUs granted under these programs:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2013	1 year	0.2	$27.11	0.1	$24.13
2012	1 year	0.2	$26.39	0.1	$23.41
The table below summarizes all of the RSAs and RSUs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
	(shares in millions)
RSAs
Shares	2.7	3.5
Weighted average grant date fair value (1)	$27.01	$26.23
RSUs
Shares	0.7	0.7
Weighted average grant date fair value (2)	$25.00	$24.30

(1)	The fair value is based on the quoted market value of the Company's common stock on the grant date.

(2)
The fair value is based on the quoted market value of the Company's common stock on the grant date reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the offer period. The ESPP is non-compensatory. For the six-month offer period ended June 30, 2013, the Company issued approximately 0.1 million shares under the ESPP at an average price of $27.19 per share. As of June 30, 2013, approximately 29.7 million shares are available for future issuances under the ESPP.

NOTE N – INCOME TAXES
Income tax benefit for the three months ended June 30, 2013 was $118 million compared with income tax expense of $130 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, the Company recognized a net discrete tax benefit of approximately $181 million, resulting primarily from the resolutions of uncertain tax positions upon the completion of the examination of the Company's U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s estimated annual effective tax rate, which excludes the impact of discrete items, for the three months ended June 30, 2013 and 2012 was 29.1% and 32.4%, respectively. Legislative changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal year 2014, which are not considered in the Company's estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company's consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal year 2014 and the Company is anticipating a fiscal year 2014 effective tax rate of approximately 14%, which includes the impact of the aforementioned completion of the examination.
The completion of the examination of the Company's U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007 resulted in a reduction of approximately $221 million in the Company's uncertain tax positions as disclosed in Note 15, “Income Taxes” of the Company's Form 10-K for the year ended March 31, 2013. The Company also expects to receive a cash refund of approximately $70 million as a result of the completion of this examination, which has been recorded in "Other current assets" in the Condensed Consolidated Balance Sheet at June 30, 2013.

NOTE O – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
For the three months ended June 30, 2013 and 2012, interest payments, net were approximately $26 million and $26 million, respectively, and income taxes paid, net were approximately $199 million and $125 million, respectively. For the three months ended June 30, 2013 and 2012, the excess tax benefits from options exercised included in financing activities were approximately $3 million and $5 million, respectively.
Non-cash financing activities for the three months ended June 30, 2013 and 2012 consisted of treasury shares issued in connection with the following: share-based incentive awards granted under the Company’s equity compensation plans of approximately $46 million (net of approximately $27 million of taxes withheld) and $57 million (net of approximately $30 million of taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $28 million and $29 million, respectively.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The activity under this cash pooling arrangement for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013	2012
	(in millions)
Total borrowing position outstanding at beginning of period (1)	$136	$139
Borrowings	725	253
Repayments	(723)	(247)
Foreign currency exchange effect	—	(5)
Total borrowing position outstanding at end of period (1)	$138	$140

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

NOTE P – SEGMENT INFORMATION
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; certain foreign exchange derivative hedging gains and losses; costs associated with our Fiscal 2014 Plan; and other miscellaneous costs. Additionally, starting in the first quarter of fiscal year 2014, the measure of segment expenses and segment profit was revised by the Chief Operating Decision Maker, who is the Company's Chief Executive Officer, to treat all costs of internal software development as segment expense in the period the costs are incurred and as a result, the Company will add back capitalized internal software costs and exclude amortization of internally developed software costs previously capitalized from segment expenses. Prior periods segment expense and profit information has been revised to present segment profit and expense on consistent basis. A measure of segment assets is not currently provided to the Company’s Chief Executive Officer and has therefore not been disclosed.
As part of the Company’s efforts to more fully utilize its intellectual property assets, in the first quarter of fiscal year 2013, the Company closed a transaction that assigned the rights to certain of these assets to a large technology company for $35 million. The entire contract amount is included in the Enterprise Solutions segment for the three months ended June 30, 2012. The Company will continue to have the ability to use these intellectual property assets in current and future product offerings.
The Company’s segment information for the three months ended June 30, 2013 and 2012 was as follows:

Three Months Ended June 30, 2013	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$619	$411	$98	$1,128
Expenses	242	370	90	702
Segment profit	$377	$41	$8	$426
Segment operating margin	61%	10%	8%	38%
Depreciation	$13	$9	$—	$22
Reconciliation of segment profit to income before income taxes for the three months ended June 30, 2013:

(in millions)
Segment profit	$426
Less:
Purchased software amortization	28
Other intangibles amortization	14
Software development costs capitalized	(23)
Internally developed software products amortization	41
Share-based compensation expense	20
Other (gains) expenses, net (1)	118
Interest expense, net	11
Income before income taxes	$217

(1)	Other (gains) expenses, net consists of $120 million of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2012	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$628	$426	$91	$1,145
Expenses	261	357	87	705
Segment profit	$367	$69	$4	$440
Segment operating margin	58%	16%	4%	38%
Depreciation	$16	$11	$—	$27
Reconciliation of segment profit to income before income taxes for the three months ended June 30, 2012:

(in millions)
Segment profit	$440
Less:
Purchased software amortization	27
Other intangibles amortization	14
Software development costs capitalized	(36)
Internally developed software products amortization	37
Share-based compensation expense	23
Other (gains) expenses, net (1)	(6)
Interest expense, net	11
Income before income taxes	$370

(1)	Other (gains) expenses, net consists of certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.
The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
	(in millions)
United States	$673	$683
Europe	264	273
Other	191	189
Total revenue	$1,128	$1,145

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
A number of important factors could cause actual results or events to differ materially from those indicated by forward-looking statements, including: the ability to achieve success in the Company’s strategy by, among other things, effectively re-balancing the Company’s sales force to increase penetration in growth markets and with large enterprises that have not historically been significant customers, enabling the sales force to sell new products, improving the Company’s brand in the marketplace and ensuring the Company’s set of cloud computing, application development and IT operations, Software-as-a-Service, mobile device management and other new offerings address the needs of a rapidly changing market, while not adversely affecting the demand for the Company’s traditional products or its profitability; global economic factors or political events beyond the Company’s control; general economic conditions and credit constraints, or unfavorable economic conditions in a particular region, industry or business sector; the failure to adapt to technological changes and introduce new software products and services in a timely manner; competition in product and service offerings and pricing; the failure to expand partner programs; the ability to retain and attract adequate qualified personnel; the ability to integrate acquired companies and products into existing businesses; the ability to adequately manage, evolve and protect managerial and financial reporting systems and processes; the ability of the Company’s products to remain compatible with ever-changing operating environments; breaches of the Company’s software products and the Company’s and customers’ data centers and IT environments; discovery of errors in the Company’s software and potential product liability claims; the failure to protect the Company’s intellectual property rights and source code; risks associated with sales to government customers; events or circumstances that would require us to record an impairment charge relating to the Company's goodwill or capitalized software and other intangible assets balances; access to software licensed from third parties; risks associated with the use of software from open source code sources; access to third-party code and specifications for the development of code; third-party claims of intellectual property infringement or royalty payments; fluctuations in the number, terms and duration of the Company’s license agreements as well as the timing of orders from customers and channel partners; the failure to renew large license transactions on a satisfactory basis; changes in market conditions or the Company’s credit ratings; fluctuations in foreign currencies; the failure to effectively execute the Company’s workforce reductions workforce re-balancing and facility consolidations; successful outsourcing of various functions to third parties; potential tax liabilities; acquisition opportunities that may or may not arise; and other factors described more fully in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as believed, planned, anticipated, expected, estimated, targeted or similarly expressed in a forward-looking manner. We do not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. References in this Form 10-Q to fiscal 2014 and fiscal 2013 are to our fiscal years ending on March 31, 2014 and 2013, respectively.

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
Our core strengths in IT management and security, combined with our investments in innovative technologies, position us to serve a wide range of customers. We have a broad and deep portfolio of software solutions to address customer needs across computing platforms, from mainframe and distributed to virtual, cloud and mobile, and across the service lifecycle. We deliver many of these solutions on-premises and are continuing to transition and offer many of our products through a SaaS delivery model. We organize our offerings into our Mainframe Solutions, Enterprise Solutions and Services operating segments.
Beginning in fiscal 2014 we combined our Large New Enterprises and Growth Markets customer segments into a single sales coverage model to better capture market opportunities which may include smaller transaction sizes as we seek to expand our relationships with these new customers. This is in addition to our Large Existing Enterprises customer segment. These efforts are designed to accelerate new product sales outside of our contract renewal cycle. We continue to dedicate sales resources and deploy additional solutions to address opportunities to sell to new customers. In May 2013, the Company's Board of Directors approved a re-balancing plan (Fiscal 2014 Plan) to better align the Company's business priorities. The Fiscal 2014 Plan includes streamlining the Company's sales structure to eliminate redundancies while maintaining its focus on customers. In addition, the Company will be consolidating its development sites into development hubs to promote collaboration and agile development. We believe we can grow our business and increase market share by delivering differentiated technology and working through partners. We believe our customer segments allow us to better align our go-to-market initiatives with how customers want to buy. We have also implemented broad-based business initiatives to drive accountability for execution. We believe that these initiatives will benefit our performance in the long-term and allows us to sell to new customer accounts.

EXECUTIVE SUMMARY
Contract renewals increased in the first quarter of fiscal 2014 due to a higher dollar value of scheduled contract renewals compared with fiscal 2013 and also as a result of several renewals closing prior to their scheduled expiration dates. New product and capacity sales increased a high single digit percentage due to an increase in mainframe new product and capacity sales associated with mainframe renewal activity. Enterprise solutions new product sales were flat.
In the first quarter, we recognized a charge for the Fiscal 2014 Plan. We were also able to improve organizational efficiencies in selling, marketing and general administration expenses. Additionally, we recognized a tax benefit from the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007. Cash flow from operations decreased year-over-year due to a number of expected factors including higher cash tax payments and cash payments associated with the Fiscal 2014 Plan. Revenue and billings backlogs continued to be affected by sales performance from fiscal 2013.

Summary of key results for the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 is as follows:
Revenue:

•
Declined 1% as a result of a decrease in subscription and maintenance revenue. The decrease in subscription and maintenance revenue was partially offset by an increase in software fees and other revenue and professional service revenue.

•
Due to our sales performance in fiscal 2013, we continue to expect a year-over-year decrease in total revenue for fiscal 2014 compared with fiscal 2013 due to the high percentage of our revenue that is recognized from license agreements with customers signed in prior periods that are being recognized ratably.

Bookings:

•	Increased 49% as a result of a year-over-year increase in subscription and maintenance bookings, and to a lesser extent, an increase in professional service bookings.

•	Subscription and maintenance bookings increase was primarily due to a high double digit increase in renewal bookings, led by mainframe renewals.

•	New product and capacity sales increased by a high single digit percentage, primarily due to mainframe new product and capacity sales.

•
We continue to expect the value of our fiscal 2014 renewals to increase by a percentage in the high single digits, excluding a large customer renewal that is expected to occur in the second half of fiscal 2014. We expect a majority of the increase in renewal value to occur in the second half of fiscal 2014.

Expenses:

•	Total expenses before interest and income taxes increased 18%.

•	Increase in expenses was primarily a result of the re-balancing plan (Fiscal 2014 Plan) announced in May 2013.

•	Partially offsetting this increase was a decrease in selling and marketing and general and administrative expenses.

•	In the first quarter of fiscal 2013, there was $35 million of income from an intellectual property transaction recognized in “Other (gains) expenses, net.”

•
Product development and enhancements expenses are expected to increase in future periods as the amount capitalized for internally developed software costs decreases. While this would ultimately result in lower future amortization expense for these assets, we do not expect a material effect in fiscal 2014.

Income taxes:

•	Income tax benefit for the first quarter of fiscal 2014 was $118 million compared with income tax expense of $130 million for the first quarter of fiscal 2013.

•
For the first quarter of fiscal 2014, we recognized a net discrete tax benefit of approximately $181 million, resulting primarily from the resolutions of uncertain tax positions from final settlement of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007.

•	We are anticipating a fiscal 2014 effective tax rate of approximately 14%.
Diluted income per common share:

•	Diluted income per common share increased to $0.73 from $0.51, primarily due to the income tax benefit recognized.
Segment results:

•
Mainframe Solutions revenue decrease was primarily due to a decrease in prior fiscal years' new product and mainframe capacity sales. The increase in operating margin was primarily a result of a decrease in selling and marketing and general and administrative expenses.

•
Enterprise Solutions revenue decrease was primarily due to lower new product sales from fiscal 2013 from our security, service assurance and IT business management products. This was partially offset by an increase in sales of new mobile device management products in the first quarter of fiscal 2014. Enterprise Solutions operating margin decreased as a result of the income from the aforementioned $35 million intellectual property transaction in the first quarter of fiscal 2013.

•
Services revenue increase was primarily due to additional billable time on professional service engagements. Operating margin for Services increased as a result of operating efficiencies under current service engagements.

Cash flows from operations:

•	Net cash provided by operating activities decreased 94%.

•	Decrease was primarily due to the increase in income tax payments of $74 million, payments associated with our Fiscal 2014 Plan and a slight decrease in our cash collections.

•	The first quarter of fiscal 2013 included $35 million in cash proceeds received from the aforementioned intellectual property transaction.

•
We expect a year-over-year decrease in cash flows from operations for fiscal 2014 compared with fiscal 2013 due to payments associated with the Fiscal 2014 Plan of over $100 million, an increase in tax payments and an increase in operating cash outflows relating to product development and enhancements as a result of the decrease in amounts capitalized for internally developed software costs.

QUARTERLY UPDATE
In June 2013, we acquired 100% of the voting equity interest of Layer 7 Technologies (Layer 7), a provider of application programming interface (API) management and security software. The acquisition of Layer 7 will enable us to provide security and management technology to the API marketplace that complements our current identity and access management software suite. The total purchase price of the Layer 7 acquisition was $155 million.
In May 2013, our Board of Directors approved a re-balancing plan (Fiscal 2014 Plan) to better align our business priorities. The Fiscal 2014 Plan comprises the termination of approximately 1,200 employees and global facilities consolidations. We intend to fill most of the positions involved in the re-balancing over the next 12 months with new employees that have skills to enable us to better focus our resources on key products and market segments. The Fiscal 2014 Plan includes streamlining our sales structure to eliminate redundancies while maintaining our focus on customers. In addition, we will be consolidating our development sites into development hubs to promote collaboration and agile development.

PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	First Quarter Comparison Fiscal			Percent
	2014	2013	Change	Change
	(dollars in millions)
Total revenue	$1,128	$1,145	$(17)	(1)%
Net income	$335	$240	$95	40%
Net cash provided by operating activities	$11	$183	$(172)	(94)%
Total bookings	$824	$553	$271	49%
Subscription and maintenance bookings	$634	$383	$251	66%
Weighted average subscription and maintenance license agreement duration in years	3.10	2.79	0.31	11%

	June 30, 2013	March 31, 2013	Change From Year End	June 30, 2012	Change From Prior Year Quarter
	(in millions)
Cash, cash equivalents and investments(1)	$2,461	$2,776	$(315)	$2,541	$(80)
Total debt	$1,285	$1,290	$(5)	$1,298	$(13)
Total expected future cash collections from committed contracts(2)	$4,793	$5,173	$(380)	$5,067	$(274)
Total revenue backlog(2)	$7,385	$7,774	$(389)	$7,771	$(386)
Total current revenue backlog(2)	$3,429	$3,563	$(134)	$3,527	$(98)

(1)	At June 30, 2013 and March 31, 2013, investments were less than $1 million and $183 million, respectively. At June 30, 2012, investments were less than $1 million.

(2)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts and revenue backlog.
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
Total Bookings — Total bookings, or sales, includes the incremental value of all subscription, maintenance and professional services contracts and software fees and other contracts entered into during the reporting period and is generally reflective of the amount of products and services during the period that our customers have agreed to purchase from us. Revenue for bookings attributed to sales of software products for which license fee revenue is recognized on an up-front basis is reflected in “Software fees and other” in our Condensed Consolidated Statements of Operations.
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
Within bookings, we also consider the yield on our renewals. We define “renewal yield” as the percentage of the renewable value of a prior contract (i.e., the maintenance value and, in the case of non-perpetual licenses, the license value) realized in current period bookings. The renewable value of a prior contract is an estimate affected by various factors including contractual renewal terms, price increases and other conditions. Beginning with the first fiscal quarter of fiscal 2014, we no longer consider price increases after December 31, 2012 as part of the renewable value of the prior period contract. Previously, the renewable portion of a contract would have to be renewed at the previous amount plus the amount of any price increases to be deemed to be renewed at 100%. Management made this change because it believes it provides a truer measure of our ability to renew the renewable value of a prior contract. We estimate the aggregate yield for a quarter based on a review of material transactions representing a substantial majority of the dollar value of renewals during the current period. There may be no correlation between year-over-year changes in bookings and year-over-year changes in renewal yield, since renewal yield is based on the renewable value of contracts of various durations, most of which are longer than one year.
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

RESULTS OF OPERATIONS
The following tables present revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the first quarter of fiscal 2014 and fiscal 2013 and the period-over-period dollar and percentage changes for those line items. These comparisons of past financial results are not necessarily indicative of future results.

	First Quarter Comparison Fiscal 2014 Versus Fiscal 2013
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2014	2013	2014 / 2013	2014 / 2013	2014	2013
	(dollars in millions)
Revenue
Subscription and maintenance revenue	$944	$977	$(33)	(3)%	84%	85%
Professional services	98	91	7	8	9	8
Software fees and other	86	77	9	12	7	7
Total revenue	$1,128	$1,145	$(17)	(1)%	100%	100%
Expenses
Costs of licensing and maintenance	$71	$69	$2	3%	6%	6%
Cost of professional services	88	86	2	2	8	8
Amortization of capitalized software costs	69	64	5	8	6	6
Selling and marketing	281	305	(24)	(8)	25	27
General and administrative	91	110	(19)	(17)	8	10
Product development and enhancements	135	125	10	8	12	11
Depreciation and amortization of other intangible assets	36	41	(5)	(12)	3	4
Other (gains) expenses, net	129	(36)	165	NM	11	(3)
Total expenses before interest and income taxes	$900	$764	$136	18%	80%	67%
Income before interest and income taxes	$228	$381	$(153)	(40)%	20%	33%
Interest expense, net	11	11	—	—	1	1
Income before income taxes	$217	$370	$(153)	(41)%	19%	32%
Income tax (benefit) expense	(118)	130	(248)	(191)	(10)	11
Net income	$335	$240	$95	40%	30%	21%
Note:     Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
As more fully described below, the decrease in total revenue in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was primarily attributable to a decrease in subscription and maintenance revenue. The decrease in subscription and maintenance revenue was partially offset by an increase in software fees and other revenue and professional services revenue. There was also an unfavorable foreign exchange effect of $9 million for the first quarter of fiscal 2014.
Due to our sales performance in fiscal 2013, we continue to expect a year-over-year decrease in total revenue for fiscal 2014 compared with fiscal 2013 due to the high percentage of our revenue that is recognized from license agreements with customers signed in prior periods that are being recognized ratably.

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
The decrease in subscription and maintenance revenue in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was primarily attributable to a decrease in prior fiscal years' new product and mainframe capacity sales. In addition, the increased percentage of bookings recognized as software fees and other revenue during fiscal 2013 had an unfavorable effect on subscription and maintenance revenue. If the percentage of these bookings increases in the future, this will continue to have an unfavorable effect on subscription and maintenance revenue. There was also an unfavorable foreign exchange effect of $8 million for the first quarter of fiscal 2014.
Professional Services
Professional services revenue primarily includes product implementation, consulting, customer training and customer education. Professional services revenue for the first quarter of fiscal 2014 increased slightly compared with the first quarter of fiscal 2013 due to an increase in utilization of technicians leading to additional billable time on professional service engagements.
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
Software fees and other revenue increased for the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 in part due to an increase in revenue from our SaaS offerings, an increase in the sale of enterprise solutions products recognized on an upfront basis and non re-occurring fees which have been recognized as other revenue.
Total Revenue by Geography
The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the first quarter of fiscal 2014 and the first quarter of fiscal 2013.

	First Quarter Comparison Fiscal 2014 Versus Fiscal 2013
	2014	%	2013	%	Dollar Change	Percentage Change
	(dollars in millions)
United States	$673	60%	$683	60%	$(10)	(1)%
International	455	40	462	40	(7)	(2)
Total Revenue	$1,128	100%	$1,145	100%	$(17)	(1)%
Revenue in the United States decreased by $10 million, or 1%, for the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 primarily due to a decrease in subscription and maintenance revenue. International revenue decreased by $7 million, or 2%, for the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013. The decrease was primarily due to a decrease in subscription and maintenance revenue and an unfavorable foreign exchange effect of $9 million, partially offset by an increase software fees and other revenue.
Price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.

Expenses
Operating expenses for the first quarter of fiscal 2014 increased compared with the first quarter of fiscal 2013 primarily as a result of our Fiscal 2014 Plan announced in May 2013. The Fiscal 2014 Plan comprises the termination of approximately 1,200 employees and global facilities consolidations. We intend to fill most of the positions involved in the re-balancing over the next 12 months with new employees that have skills to enable us to better focus our resources on priority products and market segments. The Fiscal 2014 Plan includes streamlining our sales structure to eliminate redundancies while maintaining our focus on customers. In addition, we are consolidating our development sites into development hubs to promote collaboration and agile development. Actions under the Fiscal 2014 Plan are expected to be substantially completed by the end of fiscal 2014. Costs associated with the Fiscal 2014 Plan are included in the other (gains) expenses, net line of our Condensed Consolidated Statements of Operations. Partially offsetting this increase was a decrease in selling and marketing and general and administrative expenses. In the first quarter of fiscal 2013, there was $35 million of income from an intellectual property transaction recognized in “Other (gains) expenses, net”.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. The increase in costs of licensing and maintenance was primarily attributable to the addition of technical support personnel in connection with the Fiscal 2014 Plan, partially offset by a decrease in royalties for the first quarter of fiscal 2014.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the first quarter of fiscal 2014 was consistent with the first quarter of fiscal 2013. Operating margin for professional services increased to 10% for the first quarter of fiscal 2014 compared with 5% for the first quarter of fiscal 2013. The increase in operating margin for professional services was primarily attributable to the operating efficiencies under current service engagements.
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
The increase in amortization of capitalized software costs for the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was primarily due to the increase in software development projects that have reached general availability in recent periods and amortization from assets acquired from recent acquisitions.
As previously disclosed in our Fiscal 2013 Form 10-K, our product offerings and go-to-market strategy are evolving to include solutions and product suites that may be delivered either on-premises or via SaaS or cloud platforms. We expect our product offerings to become available to customers at more frequent intervals than our historical release cycles. We also expect a more extensive adoption of agile development methodologies, which are characterized by a more dynamic development process with more frequent revisions to a product release's features and functions as the software is being developed. We expect that these factors will result in us commencing capitalization much later in the development life cycle. As a result, product development and enhancements expenses are expected to increase in future periods as the amount capitalized for internally developed software costs decreases. While this would ultimately result in lower future amortization expense for these assets, we do not expect a material effect in fiscal 2014.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. For the first quarter of fiscal 2014, the decrease in selling and marketing expenses compared with the first quarter of fiscal 2013 was primarily attributable to a decrease in personnel-related costs of $28 million due to a reduced headcount as a result of the Fiscal 2014 Plan and prior year actions. This decrease was partially offset by an increase in commissions expense due to the increase in bookings during the first quarter of fiscal 2014.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. For the first quarter of fiscal 2014, general and administrative expenses decreased compared with the first quarter of fiscal 2013, primarily due to a decrease in costs associated with external consultants of $5 million, a decrease in personnel-related costs and other non re-occurring items.

Product Development and Enhancements
For the first quarters of fiscal 2014 and fiscal 2013, product development and enhancements expenses represented approximately 12% and 11% of total revenue, respectively. The increase in product development and enhancements expenses was primarily attributable to the decrease in capitalized software development costs of $13 million (see “Amortization of Capitalized Software Costs” above), offset by a decrease in personnel-related costs from a reduced headcount as a result of the Fiscal 2014 Plan and prior year actions.
Product development and enhancements expenses are expected to increase in future periods as the amount of capitalized software development costs decreases (see “Amortization of Capitalized Software Costs” above).
Depreciation and Amortization of Other Intangible Assets
The decrease in depreciation and amortization of other intangible assets for the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was due to the decline in depreciation expense, primarily as a result of property and equipment that became fully depreciated in the first quarter of fiscal 2014.
Other (Gains) Expenses, Net
Other (gains) expenses, net includes gains and losses attributable to divested assets, foreign exchange derivative contracts, foreign currency exchange rate fluctuations, impairment charges, costs associated with the Fiscal 2014 Plan, costs associated with prior period restructuring actions, legal settlements and other miscellaneous items. Foreign exchange derivative contracts are used to mitigate our operating risks and exposure to foreign currency exchange rates. The summary of other (gains) expense, net is as follows:

	First Quarter Fiscal 2014	First Quarter Fiscal 2013
	(dollars in millions)
Fiscal 2014 Plan	$120	$—
Legal Settlements	10	4
(Gains) losses from foreign exchange derivative contracts	(9)	8
(Gains) losses from foreign exchange rate fluctuations	7	(12)
Assignment of rights to intellectual property	—	(35)
Other miscellaneous items	1	(1)
Total	$129	$(36)
For the first quarter of fiscal 2014, the increase in other (gains) expenses, net was primarily due to the Fiscal 2014 Plan. For the first quarter of fiscal 2013, other (gains) expenses, net included a transaction in the first quarter of fiscal 2013 to assign the rights of certain of our intellectual property assets to a large technology company for $35 million as part of an effort to more fully utilize our intellectual property assets. We will continue to have the ability to use these intellectual property assets in current and future product offerings.
Interest Expense, Net
Interest expense, net for the first quarter of fiscal 2014 was consistent with the first quarter of fiscal 2013.
Income Taxes
Income tax benefit for the first quarter of fiscal 2014 was $118 million compared with income tax expense of $130 million for the first quarter of fiscal 2013. For the first quarter of fiscal year 2014, we recognized a net discrete tax benefit of $181 million, resulting primarily from the resolutions of uncertain tax positions resulting upon the examination of our U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007.
Our estimated annual effective tax rate, which excludes the impact of discrete items, for the first quarter of fiscal 2014 and fiscal 2013 was 29.1% and 32.4%, respectively. Legislative changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal 2014, which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal 2014 and we are anticipating a fiscal 2014 effective tax rate of approximately 14%, which includes the impact of the aforementioned completion of the examination.

The completion of the examination our U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007 resulted in a reduction of $221 million in our uncertain tax positions as disclosed in Note 15, “Income Taxes” of our Fiscal 2013 Form 10-K. We also expect to receive a cash refund of $70 million as a result of the completion of this examination, which has been recorded in "Other current assets" in our Condensed Consolidated Balance Sheet at June 30, 2013.
Performance of Segments
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
Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; certain foreign exchange derivative hedging gains and losses; costs associated with the Fiscal 2014 Plan; and other miscellaneous costs. Additionally, starting in the first quarter of fiscal 2014, the measure of segment expenses and segment profit was revised by the Chief Operating Decision Maker, who is our Chief Executive Officer, to treat all costs of internal software development as segment expense in the period the costs are incurred and as a result, we will add back capitalized internal software costs and exclude amortization of internally developed software costs previously capitalized from segment expenses. Prior period segment expense and profit information has been revised to present segment profit and expense on consistent basis.
Segment financial information for the first quarters of fiscal 2014 and fiscal 2013 is as follows:

Mainframe Solutions
	First Quarter Fiscal 2014	First Quarter Fiscal 2013
	(dollars in millions)
Revenue	$619	$628
Expenses	242	261
Segment profit	$377	$367
Segment operating margin	61%	58%
For the first quarter of fiscal 2014, Mainframe Solutions revenue decreased from the year-ago period primarily due to a decrease in prior fiscal years' new product and mainframe capacity sales. The increase in operating margin for the first quarter of fiscal 2014 was primarily a result of a decrease in selling and marketing and general and administrative expenses.

Enterprise Solutions
	First Quarter Fiscal 2014	First Quarter Fiscal 2013
	(dollars in millions)
Revenue	$411	$426
Expenses	370	357
Segment profit	$41	$69
Segment operating margin	10%	16%
Enterprise Solutions revenue for the first quarter of fiscal 2014 decreased compared with the year-ago period primarily due to a decrease in prior fiscal years' lower new product sales from our security, service assurance and IT business management products. This was partially offset by an increase in sales of new mobile device management products in the first quarter of fiscal 2014.  Enterprise Solutions operating margin for the first quarter of fiscal 2014 decreased as a result of the income from the aforementioned $35 million intellectual property transaction in the first quarter of fiscal 2013, which contributed eight percentage points to operating margin in fiscal 2013, and our overall decrease in revenue compared with the first quarter of fiscal 2013.  These unfavorable effects were partially offset by a decrease in selling and marketing and general administrative expense during the first quarter of fiscal 2014.

Services
	First Quarter Fiscal 2014	First Quarter Fiscal 2013
	(dollars in millions)
Revenue	$98	$91
Expenses	90	87
Segment profit	$8	$4
Segment operating margin	8%	4%
Services revenue for the first quarter of fiscal 2014 increased from the first quarter of fiscal 2013 due to an increase in utilization of technicians leading to additional billable time on professional service engagements. Operating margin for Services increased to 8% in the first quarter of fiscal 2014 compared with 4% in the first quarter of fiscal 2013 as a result of operating efficiencies under current service engagements.
Refer to Note P, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Bookings
Total Bookings
For the first quarter of fiscal 2014 and 2013, total bookings were $824 million and $553 million, respectively. The increase in bookings was primarily due to a year-over-year increase in subscription and maintenance bookings and, to a lesser extent, an increase in professional service bookings.
Total bookings increased in all regions, primarily driven by an increase in the Europe, Middle East and Africa region and the United States.
Generally, quarters with smaller renewal inventories result in a lower level of bookings both because renewal bookings will be lower and, to a lesser extent, because renewals also remain an important selling opportunity for new products. Mainframe renewals increased year-over-year, which was partially offset by a decrease in enterprise solution renewals.
Total new product and mainframe capacity sales in the first quarter of fiscal 2014 increased by a high single digit percentage compared with the first quarter of fiscal 2013. Mainframe new product and capacity sales increased in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013, primarily in connection with an increase in mainframe renewals. Enterprise solutions new product sales for the first quarter of fiscal 2014 were consistent with the first quarter of fiscal 2013, although enterprise solutions new product sales outside of a renewal declined year-over-year. New product and capacity sales increased in all regions, except for the Latin America region. Excluding the unfavorable effects of foreign exchange the Latin America region would have been up slightly. During the first quarter of fiscal 2013, bookings performance was unexpectedly disrupted by our efforts to align our sales force to execute our customer segmented go-to-market initiative. Although our customer segmentation initiative is taking longer than anticipated to produce expected results, we continue to believe that this initiative will benefit our performance in the long-term.
Subscription and Maintenance Bookings
For the first quarter of fiscal 2014 and fiscal 2013, subscription and maintenance bookings were $634 million and $383 million, respectively. The increase in subscription and maintenance bookings was primarily attributable to higher mainframe renewals and, to a lesser extent, mainframe new product and capacity sales.
During the first quarter of fiscal 2014, we executed a total of nine license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $323 million. During the first quarter of fiscal 2013, we executed a total of four license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $61 million. Renewal bookings, which generally do not include new product and capacity sales and professional services arrangements, for the first quarter of fiscal 2014 increased by high double digit percentage compared with the first quarter of fiscal 2013, which is higher than our previous expectation. This increase was primarily due to a higher dollar value of scheduled contract renewals in the first quarter of fiscal 2014 compared with fiscal 2013 and also was a result of several renewals closing prior to their scheduled expiration dates. The majority of the renewals for the first quarter of fiscal 2014 were in the mainframe segment. For the first quarter of fiscal 2014, our percentage renewal yield was in the mid 90's. There was not a material difference between this renewal yield percentage and the renewal yield percentage as it would have been calculated under our previous methodology. As a result of the first quarter fiscal 2014 renewal activity, we expect to see a more even distribution of renewals between the first quarter and second quarter of fiscal 2014 than we originally expected. We continue to expect the value of our fiscal 2014 renewals to increase by a percentage in the high single digits, excluding a large customer renewal that is expected to occur in the second half of fiscal 2014. We expect a majority of the increase in renewal value to occur in the second half of fiscal 2014.

Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. For the first quarter of fiscal 2014, annualized subscription and maintenance bookings increased from $137 million in the prior year period to $205 million. The increase in annualized subscription and maintenance bookings was primarily a result of our increase in subscription and maintenance bookings, as described above. The weighted average subscription and maintenance license agreement duration in years increased from 2.79 in the first quarter of fiscal 2013 to 3.10 in the first quarter of fiscal 2014. This increase was primarily attributable a larger number and dollar value of large contract renewals in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013.
Although each contract is subject to terms negotiated by the respective parties, we do not currently expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 65% held in our subsidiaries outside the United States at June 30, 2013. Cash and cash equivalents totaled $2,461 million at June 30, 2013, representing a decrease of $132 million from the March 31, 2013 balance of $2,593 million. The decrease in cash was primarily a result of cash paid for acquisitions, dividends and repurchases of our common stock, partially offset by cash received from maturities of short-term investments during the first quarter of fiscal 2014. During the first quarter of fiscal 2014, there was a $29 million unfavorable translation effect from foreign currency exchange rates on cash held outside the United States in currencies other than the U.S. dollar.
Although 65% of our cash and cash equivalents is held by foreign subsidiaries, we currently neither intend nor expect a need to repatriate these funds to the United States in the foreseeable future. We expect existing domestic cash, cash equivalents and cash flows from operations to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding for capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding for capital expenditures, acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter.
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

For the first quarter of fiscal 2014, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $53 million, of which $21 million was billed in the fourth quarter of fiscal 2013. For the first quarter of fiscal 2013, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $123 million, of which $75 million was billed in the fourth quarter of fiscal 2012.
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
Amounts due from customers from our subscription licenses are offset by deferred revenue related to these license agreements, leaving no or minimal net carrying value on our Condensed Consolidated Balance Sheets for those amounts. The fair value of these amounts may exceed or be less than this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value may not be known until these amounts are sold, securitized or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, to the extent amounts are not yet due and payable by the customer, the agreements are considered executory in nature due to our ongoing commitment to provide maintenance and unspecified future software products as part of the agreement terms.
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

(in millions)	June 30, 2013	March 31, 2013	June 30, 2012
Billings backlog:
Amounts to be billed – current	$2,103	$2,142	$2,208
Amounts to be billed – noncurrent	2,153	2,175	2,368
Total billings backlog	$4,256	$4,317	$4,576

Revenue backlog:
Revenue to be recognized within the next 12 months – current	$3,429	$3,563	$3,527
Revenue to be recognized beyond the next 12 months – noncurrent	3,956	4,211	4,244
Total revenue backlog	$7,385	$7,774	$7,771

Deferred revenue (billed or collected)	$3,129	$3,457	$3,195
Unearned revenue yet to be billed	4,256	4,317	4,576
Total revenue backlog	$7,385	$7,774	$7,771
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

(in millions)	June 30, 2013	March 31, 2013	June 30, 2012
Expected future cash collections:
Total billings backlog	$4,256	$4,317	$4,576
Trade accounts receivable, net	537	856	491
Total expected future cash collections	$4,793	$5,173	$5,067
The decrease in billings backlog at June 30, 2013 compared with March 31, 2013 and June 30, 2012 was primarily a result of our overall bookings decrease in fiscal 2013 and the timing of our fiscal 2014 renewals, partially offset by the increase in current period bookings.

The decrease in expected future cash collections at June 30, 2013 compared with March 31, 2013 was primarily driven by a decrease in trade accounts receivable as a result of lower customer billings in the first quarter of fiscal 2014, as well as a decrease in billings backlog as described above. The decrease in expected future cash collections at June 30, 2013 compared with June 30, 2012 was primarily driven by the decrease in billings backlog as described above.
The decrease in total revenue backlog at June 30, 2013 compared with March 31, 2013 and June 30, 2012 was primarily a result of our overall bookings decrease in fiscal 2013 and the timing of our fiscal 2014 renewals, partially offset by the increase in current period bookings.
Revenue to be recognized in the next 12 months decreased by 4% at June 30, 2013 compared with March 31, 2013. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months decreased by 3% at June 30, 2013 compared with March 31, 2013.
Revenue to be recognized in the next 12 months decreased by 3% at June 30, 2013 compared with June 30, 2012. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months decreased by 2% at June 30, 2013 compared with June 30, 2012.
We continue to expect our renewal portfolio for fiscal 2014 will be more heavily weighted to the second half of fiscal 2014, and we expect a continued decline in current revenue backlog into the second half of fiscal 2014. Generally, we believe that a change in the current portion of revenue backlog on a year-over-year basis is an indicator of future subscription and maintenance revenue performance due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.
Cash Provided by Operating Activities

	First Quarter of Fiscal		Change
	2014	2013	2014 / 2013
	(in millions)
Cash collections from billings(1)	$1,165	$1,179	$(14)
Vendor disbursements and payroll(1)	(899)	(918)	19
Income tax (payments) receipts, net	(199)	(125)	(74)
Other disbursements, net(2)	(56)	47	(103)
Net cash provided by operating activities	$11	$183	$(172)

(1)	Amounts include value added taxes and sales taxes.

(2)
For the first quarter of fiscal 2014, amount includes $23 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For the first quarter of fiscal 2013, amount includes interest, restructuring payments and $35 million in cash proceeds received from the aforementioned intellectual property transaction in the first quarter of fiscal 2013 and miscellaneous receipts and disbursements.

Operating Activities:
Net cash provided by operating activities for the first quarter of fiscal 2014 was $11 million, representing a decrease of $172 million compared with the first quarter of fiscal 2013. The decrease in net cash provided by operating activities was primarily due to the expected increase in income tax payments of $74 million and payments associated with the Fiscal 2014 Plan of $23 million. In addition, there was a slight decrease in our cash collections driven by lower single installments collections of $70 million. For the first quarter of fiscal 2013, other disbursements, net included the $35 million in cash proceeds received as other income from the aforementioned intellectual property transaction.
Product development and enhancements expenses are expected to increase in future periods as the amount capitalized for internally developed software costs decreases (see “Amortization of Capitalized Software Costs” above). This resulted in additional operating cash outflows for the first quarter of fiscal 2014 and we expect that this will continue to have an unfavorable effect on operating cash flows for the remainder of fiscal 2014. In addition, we currently expect the payments associated with the Fiscal 2014 Plan of over $100 million and an increase in cash taxes to have unfavorable effects on cash flows from operations for fiscal 2014. As a result, we expect a year-over-year decrease in cash flows from operations for fiscal 2014 compared with fiscal 2013.
Investing Activities:
Net cash provided by investing activities for the first quarter of fiscal 2014 was $24 million compared with net cash used in investing activities of $61 million for the first quarter of fiscal 2013. The change in net investing activities was primarily due to the cash received from short-term investment maturities of $184 million, a decrease in capitalized software development costs of $11 million and a decrease in cash paid for purchases of property and equipment of $9 million, partially offset by an increase in cash paid for acquisitions of $117 million.

Financing Activities:
Net cash used in financing activities for the first quarter of fiscal 2014 was $138 million compared with $183 million for the first quarter of fiscal 2013. The decrease in net cash used in financing activities was primarily due to a decrease in common shares repurchased of $37 million.
Debt Obligations
We amended our revolving credit facility to extend the due date from August 2016 to June 2018. As of June 30, 2013 and March 31, 2013, our debt obligations consisted of the following:

	June 30, 2013	March 31, 2013
	(in millions)
Revolving credit facility due June 2018	$—	$—
5.375% Notes due November 2019	750	750
6.125% Notes due December 2014, net of unamortized premium from fair value hedge of $16 and $19	516	519
Other indebtedness, primarily capital leases	23	26
Unamortized discount for Notes	(4)	(5)
Total debt outstanding	$1,285	$1,290
Less the current portion	(14)	(16)
Total long-term debt portion	$1,271	$1,274
Other Indebtedness
We have available an unsecured and uncommitted multi-currency line of credit to meet short-term working capital needs for our subsidiaries operating outside the United States. We use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At June 30, 2013 and March 31, 2013, $46 million and $53 million, respectively, of this line of credit were pledged in support of bank guarantees and other local credit lines, and less than $1 million of these arrangements had been drawn down by third parties.
We use a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, we and our participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. The activity under this cash pooling arrangement for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013	2012
	(in millions)
Total borrowing position outstanding at beginning of period (1)	$136	$139
Borrowings	725	253
Repayments	(723)	(247)
Foreign currency exchange effect	—	(5)
Total borrowing position outstanding at end of period (1)	$138	$140

(1)	Included in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheets.
For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2013 Form 10-K.
Effect of Exchange Rate Changes
There was a $29 million unfavorable impact to our cash balances in the first quarter of fiscal 2014 predominantly due to the strengthening of the U.S. dollar against the Australian dollar (12%), the Brazilian real (9%) and the Japanese yen (5%), offset by weakening of the U.S. dollar against the euro (1%).
There was a $77 million unfavorable impact to our cash balances in the first quarter of fiscal 2013 predominantly due to the strengthening of the U.S. dollar against the euro (5%), the Brazilian real (9%) and the Israeli shekel (6%).

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2013 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At June 30, 2013, there was no material change to this information.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations, interest rate changes and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our financial risk management strategy or our portfolio management strategy, which is described in our 2013 Form 10-K, subsequent to March 31, 2013.

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

Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2013 Form 10-K. We believe that as of June 30, 2013, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the first quarter of fiscal 2014:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
April 1, 2013 - April 30, 2013	—	$—	—	$504,899
May 1, 2013 - May 31, 2013	1,239	$27.45	1,239	$470,890
June 1, 2013 - June 30, 2013	677	$27.48	677	$452,271
Total	1,916		1,916
On January 23, 2012, our Board of Directors approved a capital allocation program that authorized us to acquire up to $1.5 billion of our common stock through our fiscal year ending March 31, 2014.
During the first quarter of fiscal 2014, we repurchased 2 million shares of our common stock for $53 million. At June 30, 2013, we remained authorized to purchase $452 million of our common stock under the capital allocation program.

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
Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 8, 2012.*

10.1**	Separation Agreement and General Claims Release dated May 30, 2013 between the Company and William E. McCracken.	Filed herewith.

10.2	Amended and Restated Credit Agreement dated June 7, 2013.	Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2013.*

12.1	Statement of Ratio of Earnings to Fixed Charges.	Filed herewith.

15	Accountants’ acknowledgment letter.	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language):	Filed herewith.

(i) Condensed Consolidated Balance Sheets — June 30, 2013 (Unaudited) and March 31, 2013.

(ii) Unaudited Condensed Consolidated Statements of Operations — Three Months Ended June 30, 2013 and 2012.

(iii) Unaudited Condensed Consolidated Statements of Comprehensive Income — Three Months Ended June 30, 2013 and 2012.

(iv) Unaudited Condensed Consolidated Statements of Cash Flows — Three Months Ended June 30, 2013 and 2012.

(v) Notes to Condensed Consolidated Financial Statements — June 30, 2013.

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
Dated: July 25, 2013