Form 10-Q
period 2013-09-30
CA, INC.
filed 2013-10-25
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

(Check one:)
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of October 18, 2013
par value $0.10 per share	451,274,478

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of September 30, 2013, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six-month periods ended September 30, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
New York, New York
October 25, 2013

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	September 30, 2013	March 31, 2013
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,790	$2,593
Short-term investments	9	183
Trade accounts receivable, net	588	856
Deferred income taxes	358	346
Other current assets	166	148
Total current assets	$3,911	$4,126
Property and equipment, net of accumulated depreciation of $826 and $786, respectively	$306	$311
Goodwill	5,920	5,871
Capitalized software and other intangible assets, net	1,214	1,231
Deferred income taxes	76	77
Other noncurrent assets, net	168	195
Total assets	$11,595	$11,811
Liabilities and stockholders' equity:
Current liabilities:
Current portion of long-term debt	$11	$16
Accounts payable	80	93
Accrued salaries, wages and commissions	232	304
Accrued expenses and other current liabilities	381	406
Deferred revenue (billed or collected)	2,038	2,482
Taxes payable, other than income taxes payable	43	77
Federal, state and foreign income taxes payable	58	151
Deferred income taxes	12	12
Total current liabilities	$2,855	$3,541
Long-term debt, net of current portion	$1,768	$1,274
Federal, state and foreign income taxes payable	175	338
Deferred income taxes	122	120
Deferred revenue (billed or collected)	856	975
Other noncurrent liabilities	144	113
Total liabilities	$5,920	$6,361
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 446,646,793 and 448,149,131 shares outstanding, respectively	59	59
Additional paid-in capital	3,566	3,593
Retained earnings	5,704	5,357
Accumulated other comprehensive loss	(175)	(155)
Treasury stock, at cost, 143,048,288 and 141,545,950 shares, respectively	(3,479)	(3,404)
Total stockholders' equity	$5,675	$5,450
Total liabilities and stockholders' equity	$11,595	$11,811
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Subscription and maintenance	$945	$963	$1,889	$1,940
Professional services	97	95	195	186
Software fees and other	98	94	184	171
Total revenue	$1,140	$1,152	$2,268	$2,297
Expenses:
Costs of licensing and maintenance	$73	$69	$144	$138
Cost of professional services	88	88	176	174
Amortization of capitalized software costs	73	67	142	131
Selling and marketing	260	317	541	622
General and administrative	91	98	182	208
Product development and enhancements	145	123	280	248
Depreciation and amortization of other intangible assets	37	40	73	81
Other (gains) expenses, net	14	13	143	(23)
Total expenses before interest and income taxes	$781	$815	$1,681	$1,579
Income before interest and income taxes	$359	$337	$587	$718
Interest expense, net	13	10	24	21
Income before income taxes	$346	$327	$563	$697
Income tax expense (benefit)	106	105	(12)	235
Net income	$240	$222	$575	$462

Basic income per common share	$0.53	$0.48	$1.27	$0.99
Basic weighted average shares used in computation	448	458	449	462

Diluted income per common share	$0.53	$0.48	$1.26	$0.99
Diluted weighted average shares used in computation	450	459	450	463
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2013	2012	2013	2012
Net income	$240	$222	$575	$462
Other comprehensive (loss) income
Foreign currency translation adjustments	23	16	(20)	(10)
Total other comprehensive (loss) income	$23	$16	$(20)	$(10)
Comprehensive income	$263	$238	$555	$452
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Six Months Ended September 30,
	2013	2012
Operating activities:
Net income	$575	$462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215	212
Deferred income taxes	(59)	(2)
Provision for bad debts	5	3
Share-based compensation expense	41	44
Asset impairments and other non-cash items	4	3
Foreign currency transaction losses	2	19
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	259	306
Decrease in deferred revenue	(580)	(677)
(Decrease) increase in taxes payable, net	(270)	17
Increase in accounts payable, accrued expenses and other	12	11
Decrease in accrued salaries, wages and commissions	(71)	(113)
Changes in other operating assets and liabilities	(35)	(13)
Net cash provided by operating activities	$98	$272
Investing activities:
Acquisitions of businesses, net of cash acquired, and purchased software	$(125)	$(12)
Purchases of property and equipment	(35)	(32)
Capitalized software development costs	(35)	(78)
Purchases of short-term investments	(9)	(154)
Maturities of short-term investments	184	—
Other investing activities	—	2
Net cash used in investing activities	$(20)	$(274)
Financing activities:
Dividends paid	$(228)	$(235)
Purchases of common stock	(200)	(344)
Notional pooling borrowings	1,609	513
Notional pooling repayments	(1,639)	(481)
Debt borrowings	498	—
Debt repayments	(8)	(6)
Debt issuance costs	(4)	—
Exercise of common stock options and other	55	22
Net cash provided by (used in) financing activities	$83	$(531)
Effect of exchange rate changes on cash	$36	$(60)
Increase (decrease) in cash and cash equivalents	$197	$(593)
Cash and cash equivalents at beginning of period	$2,593	$2,679
Cash and cash equivalents at end of period	$2,790	$2,086

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
Operating results for the three and six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014.
Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 59% being held by the Company’s foreign subsidiaries outside the United States at September 30, 2013.
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
Other Matters: As part of the Company’s efforts to more fully utilize its intellectual property assets, in the first quarter of fiscal 2013, the Company closed a transaction that assigned the rights to certain of these assets to a large technology company for approximately $35 million. The entire contract amount is included in the “Other (gains) expenses, net” line of the Company’s Condensed Consolidated Statement of Operations for the six months ended September 30, 2012. The Company will continue to have the ability to use these intellectual property assets in current and future product offerings.
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

The pro forma effects of the Company’s first quarter fiscal year 2014 acquisition of Layer 7 on the Company’s revenues and results of operations during fiscal year 2013 were considered immaterial. The preliminary purchase price allocation is as follows:

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
The Company had approximately $34 million and $14 million of accrued acquisition-related costs at September 30, 2013 and March 31, 2013, respectively, related to purchase price amounts withheld to support indemnification obligations by the sellers.

NOTE C – SEVERANCE AND EXIT COSTS
Fiscal year 2014 re-balancing plan: The fiscal year 2014 re-balancing plan (Fiscal 2014 Plan) was announced in May 2013 and will consist of a termination of more than 1,200 employees and consolidations of several facilities. The reduction in the number of employees is expected to be temporary as the Company intends to hire additional personnel with skills that will enable the Company to better focus its resources on key products and market segments. The total amount incurred for severance and facility exit costs under the Fiscal 2014 Plan for the first six months of fiscal year 2014 was approximately $103 million and $19 million, respectively, and is presented in "Other (gains) expenses, net" in the Company's Condensed Consolidated Statement of Operations. The Company expects total costs of the Fiscal 2014 Plan to be approximately $150 million (including severance costs of approximately $130 million and global facility consolidation costs of approximately $20 million). Actions under the Fiscal 2014 Plan are expected to be substantially completed by the end of fiscal year 2014.
Accrued severance and exit costs and changes in the accruals during the six months ended September 30, 2013 and 2012 were as follows:

(in millions)	Accrued Balance at March 31, 2013	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at September 30, 2013
Severance charges	$16	$111	$(9)	$(69)	$3	$52
Facility exit charges	23	19	—	(6)	(3)	33
Total accrued liabilities	$39					$85

(in millions)	Accrued Balance at March 31, 2012	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at September 30, 2012
Severance charges	$13	$—	$(3)	$(7)	$—	$3
Facility exit charges	40	—	—	(5)	(3)	32
Total accrued liabilities	$53					$35

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balances at September 30, 2013 and 2012 include severance accruals of approximately $7 million and $3 million, respectively, and facility exit accruals of approximately $15 million and $32 million, respectively, for plans and actions prior to fiscal year 2014.
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

NOTE D – TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	September 30, 2013	March 31, 2013
	(in millions)
Accounts receivable – billed	$523	$796
Accounts receivable – unbilled	67	63
Other receivables	19	21
Less: Allowances	(21)	(24)
Trade accounts receivable, net	$588	$856

NOTE E – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at September 30, 2013 were as follows:

	At September 30, 2013
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,703	$4,779	$924	$323	$601
Internally developed software products	1,559	675	884	396	488
Other intangible assets	832	480	352	227	125
Total capitalized software and other intangible assets	$8,094	$5,934	$2,160	$946	$1,214

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

Based on the capitalized software and other intangible assets recorded through September 30, 2013, the projected annual amortization expense for fiscal year 2014 and the next four fiscal years is expected to be as follows:

	Year Ended March 31,
	2014	2015	2016	2017	2018
	(in millions)
Purchased software products	$118	$111	$109	$107	$104
Internally developed software products	166	150	120	86	40
Other intangible assets	54	46	28	11	7
Total	$338	$307	$257	$204	$151
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
Goodwill activity by segment for the six months ended September 30, 2013 was as follows:

(in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Balance at March 31, 2013	$4,178	$1,612	$81	$5,871
Revision to preliminary purchase price allocation of prior year acquisition	—	(6)	—	(6)
Balance at March 31, 2013 as revised	$4,178	$1,606	$81	$5,865
Acquisitions	—	54	—	54
Foreign currency translation adjustment	—	1	—	1
Balance at September 30, 2013	$4,178	$1,661	$81	$5,920

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEFERRED REVENUE
The current and noncurrent components of “Deferred revenue (billed or collected)” at September 30, 2013 and March 31, 2013 were as follows:

	September 30, 2013	March 31, 2013
	(in millions)
Current:
Subscription and maintenance	$1,882	$2,307
Professional services	136	154
Software fees and other	20	21
Total deferred revenue (billed or collected) – current	$2,038	$2,482
Noncurrent:
Subscription and maintenance	$824	$940
Professional services	30	33
Software fees and other	2	2
Total deferred revenue (billed or collected) – noncurrent	$856	$975
Total deferred revenue (billed or collected)	$2,894	$3,457

NOTE G – DEBT
Senior Notes: In August 2013, the Company issued $250 million of 2.875% Senior Notes due August 2018 (2.875% Notes) and $250 million of 4.500% Senior Notes due August 2023 (4.500% Notes), for proceeds of approximately $498 million, reflecting a discount of approximately $2 million. The 2.875% Notes and 4.500% Notes are senior unsecured obligations that rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations and are redeemable by the Company at any time, subject to a “make-whole” premium of 25 basis points and 30 basis points for the 2.875% Notes and 4.500% Notes, respectively. Interest on the 2.875% Notes and 4.500% Notes is payable semiannually in August and February, beginning February 2014. The 2.875% Notes and 4.500% Notes contain customary covenants and events of default. The maturity of the 2.875% Notes and the 4.500% Notes may be accelerated by holders upon certain events of default, including failure to make payments when due and failure to comply with covenants.
The Company capitalized finance costs of approximately $4 million associated with the 2.875% Notes and 4.500% Notes and will amortize these costs to “Interest expense, net” in the Company's Consolidated Statements of Operations.
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
At September 30, 2013 and March 31, 2013, there were no outstanding borrowings under the revolving credit facility and, based on the Company's credit ratings, the rates applicable to the facility at September 30, 2013 and March 31, 2013 were as follows:

	September 30, 2013	March 31, 2013
Applicable margin on Base Rate borrowing	0.125%	0.250%
Weighted average interest rate on outstanding borrowings	—%	—%
Applicable margin on Eurocurrency Rate borrowing	1.000%	1.100%
Facility commitment fee	0.125%	0.150%

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interest rate that would have applied at September 30, 2013 to a borrowing under the revolving credit facility due June 2018 would have been 3.38% for Base Rate borrowings and 1.18% for Eurocurrency Rate borrowings. The Company capitalized the transaction fees of approximately $1 million associated with the extension of the revolving credit facility due June 2018. These fees are being amortized to “Interest expense, net” in the Condensed Consolidated Statements of Operations.
There was no borrowing activity under the revolving credit facility for the six months ended September 30, 2013. The revolving credit facility due June 2018 contains customary covenants for borrowings of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the revolving credit facility agreement, must not exceed 4.00 to 1.00; and (ii) for the 12 months ending at any date, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the credit agreement, must not be less than 3.50 to 1.00. At September 30, 2013, the Company was in compliance with all covenants.
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
At September 30, 2013, the fair value of these derivatives was an asset of approximately $14 million, of which approximately $12 million is included in “Other current assets” and approximately $2 million is included in “Other noncurrent assets, net” in the Company’s Condensed Consolidated Balance Sheet.
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
At September 30, 2013, foreign currency contracts outstanding consisted of purchase and sales contracts with a total gross notional value of approximately $746 million, and durations of less than six months. The net fair value of these contracts at September 30, 2013 was a net asset of approximately $2 million, of which approximately $9 million is included in “Other current assets” and approximately $7 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
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
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)	2013	2012	2013	2012
Interest expense, net – interest rate swaps designated as fair value hedges	$(3)	$(3)	$(6)	$(6)
Other (gains) expenses, net – foreign currency contracts	$(6)	$2	$(15)	$10

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were in a net asset position at September 30, 2013 and March 31, 2013. The Company posted no collateral at September 30, 2013 or March 31, 2013. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

NOTE I – FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at September 30, 2013 and March 31, 2013:

	At September 30, 2013				At March 31, 2013
	Fair Value Measurement Using Input Types		Estimated Fair Value		Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total		Level 1	Level 2	Total
Assets:
Money market funds	$1,003	$—	$1,003	(1)	$1,280	$—	$1,280	(2)
Foreign exchange derivatives (3)	—	9	9		—	1	1
Interest rate derivatives (3)	—	14	14		—	19	19
Total assets	$1,003	$23	$1,026		$1,280	$20	$1,300
Liabilities:
Foreign exchange derivatives (3)	$—	$7	$7		$—	$—	$—
Total liabilities	$—	$7	$7		$—	$—	$—

(1)
At September 30, 2013, the Company had approximately $953 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheet.

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
At September 30, 2013 and March 31, 2013, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses, and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.
The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that were not measured at fair value on a recurring basis at September 30, 2013 and March 31, 2013:

	At September 30, 2013		At March 31, 2013
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,779	$1,892	$1,290	$1,413
Facility exit reserve (2)	$32	$35	$23	$27

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facility exit reserve is determined using the Company’s incremental borrowing rate at September 30, 2013 and March 31, 2013. At September 30, 2013 and March 31, 2013, the facility exit reserve included approximately $10 million and $6 million, respectively, in “Accrued expenses and other current liabilities” and approximately $22 million and $17 million, respectively, in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets (Level 3).

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
The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company has advanced and will continue to advance certain attorneys' fees and expenses incurred by officers and directors in various lawsuits and investigations, as required under Delaware law.

NOTE K – STOCKHOLDERS’ EQUITY
Stock Repurchases: During the six months ended September 30, 2013, the Company repurchased approximately 7 million shares of its common stock for approximately $198 million. At September 30, 2013, the Company remained authorized to purchase approximately $307 million of its common stock under its current stock repurchase program.
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in "Accumulated other comprehensive loss" in the Company’s Condensed Consolidated Balance Sheets at September 30, 2013 and March 31, 2013 were approximately $175 million and $155 million, respectively.
Cash Dividends: The Company’s Board of Directors declared the following dividends during the six months ended September 30, 2013 and 2012:
Six Months Ended September 30, 2013:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 9, 2013	$0.25	May 23, 2013	$114	June 11, 2013
August 1, 2013	$0.25	August 22, 2013	$114	September 10, 2013
Six Months Ended September 30, 2012:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 8, 2012	$0.25	May 22, 2012	$119	June 12, 2012
August 2, 2012	$0.25	August 14, 2012	$116	September 11, 2012

NOTE L – INCOME PER COMMON SHARE
Basic net income per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted net income per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares, as adjusted for the potential dilutive effect of non-participating share-based awards.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents basic and diluted income per common share information for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Basic income per common share:
Net income	$240	$222	$575	$462
Less: Net income allocable to participating securities	(2)	(2)	(6)	(5)
Net income allocable to common shares	$238	$220	$569	$457
Weighted average common shares outstanding	448	458	449	462
Basic income per common share	$0.53	$0.48	$1.27	$0.99

Diluted income per common share:
Net income	$240	$222	$575	$462
Less: Net income allocable to participating securities	(2)	(2)	(6)	(5)
Net income allocable to common shares	$238	$220	$569	$457
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	448	458	449	462
Weighted average effect of share-based payment awards	2	1	1	1
Denominator in calculation of diluted income per share	450	459	450	463
Diluted income per common share	$0.53	$0.48	$1.26	$0.99
For the three months ended September 30, 2013 and 2012, respectively, approximately 2 million and 4 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 5 million and 5 million for the three months ended September 30, 2013 and 2012, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.
For the six months ended September 30, 2013 and 2012, respectively, approximately 2 million and 3 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 5 million and 6 million for the six months ended September 30, 2013 and 2012, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Costs of licensing and maintenance	$1	$1	$2	$1
Cost of professional services	1	1	2	2
Selling and marketing	8	8	15	18
General and administrative	6	7	12	15
Product development and enhancements	5	4	10	8
Share-based compensation expense before tax	$21	$21	$41	$44
Income tax benefit	(6)	(8)	(13)	(16)
Net share-based compensation expense	$15	$13	$28	$28
The following table summarizes information about unrecognized share-based compensation costs at September 30, 2013:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$10	2.4
Restricted stock units	24	2.2
Restricted stock awards	75	2.1
Performance share units	22	2.8
Total unrecognized share-based compensation costs	$131	2.3
There were no capitalized share-based compensation costs for the three and six months ended September 30, 2013 and 2012.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2013 and 2012, the Company issued options for approximately 1.6 million shares and 0.7 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

	Six Months Ended September 30,
	2013	2012
Weighted average fair value	5.19	4.84
Dividend yield	4.05%	3.96%
Expected volatility factor (1)	30%	34%
Risk-free interest rate (2)	1.5%	0.8%
Expected life (in years) (3)	6.0	4.5

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

The shares under the 1-year PSU awards for the fiscal year 2013 and 2012 incentive plan years under the Company's long-term incentive plans were granted in the first six months of fiscal years 2014 and 2013, respectively. The awards vest 34% on the date of grant and 33% on the first and second anniversaries of the grant date. The table below summarizes the RSAs and RSUs granted under these PSUs:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2013	1 year	0.4	$27.11	0.1	$26.12
2012	1 year	1.2	$26.39	0.2	$25.40
The shares under the 3-year PSUs for the fiscal year 2010 incentive plan year under the Company's long-term incentive plans were granted in the first six months of fiscal year 2013. Unrestricted shares of common stock were issued in settlement immediately upon grant as follows:

Incentive Plans for Fiscal Years	Performance Period	Unrestricted Shares (in millions)	Weighted Average Grant Date Fair Value
2010	3 years	0.2	$26.39
Share-based awards were granted under the Company's fiscal year 2013 and 2012 Sales Retention Equity Programs in the first six months of fiscal years 2014 and 2013, respectively. These awards vest on the third anniversary of the grant date. The table below summarizes the RSAs and RSUs granted under these programs:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2013	1 year	0.2	$27.11	0.1	$24.13
2012	1 year	0.2	$26.39	0.1	$23.41

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes all of the RSAs and RSUs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three and six months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Six Months Ended September 30,
	2013		2012		2013	2012
	(shares in millions)
RSAs
Shares	—	(1)	—	(1)	2.7	3.6
Weighted average grant date fair value (2)	$30.39		$25.54		$27.01	$26.23
RSUs
Shares	—	(1)	—	(1)	0.8	0.7
Weighted average grant date fair value (3)	$30.13		$23.63		$25.37	$24.29

(1)	Less than 0.1 million.

(2)	The fair value is based on the quoted market value of the Company's common stock on the grant date.

(3)
The fair value is based on the quoted market value of the Company's common stock on the grant date reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the offer period. The ESPP is non-compensatory. For the six-month offer period ended June 30, 2013, the Company issued approximately 0.1 million shares under the ESPP at an average price of $27.19 per share. As of September 30, 2013, approximately 29.7 million shares are available for future issuances under the ESPP.

NOTE N – INCOME TAXES
Income tax expense for the three months ended September 30, 2013 was approximately $106 million and income tax benefit for the six months ended September 30, 2013 was approximately $12 million, compared with income tax expense for the three and six months ended September 30, 2012 of approximately $105 million and $235 million, respectively. For the six months ended September 30, 2013, the Company recognized a net discrete tax benefit of approximately $179 million resulting primarily from the resolutions of uncertain tax positions upon the completion of the examination of the Company's U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007.
The Company’s estimated annual effective tax rate, which excludes the impact of discrete items, for the six months ended September 30, 2013 and 2012 was 29.7% and 33.0%, respectively. Legislative changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal year 2014, which are not considered in the Company's estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company's consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal year 2014 and the Company is anticipating a fiscal year 2014 effective tax rate of approximately 14%, which includes the impact of the aforementioned completion of the examination.
The completion of the examination of the Company's U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007 resulted in a reduction of approximately $221 million in the Company's uncertain tax positions as disclosed in Note 15, “Income Taxes” of the Company's Form 10-K for the year ended March 31, 2013. The Company received a cash refund of approximately $70 million upon the completion of this examination.

NOTE O – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
For the six months ended September 30, 2013 and 2012, interest payments, net were approximately $31 million and $31 million, respectively, and income taxes paid, net were approximately $255 million and $150 million, respectively. For the six months ended September 30, 2013 and 2012, the excess tax benefits from options exercised included in financing activities were approximately $3 million and $5 million, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-cash financing activities for the six months ended September 30, 2013 and 2012 consisted of treasury shares issued in connection with the following: share-based incentive awards granted under the Company’s equity compensation plans of approximately $46 million (net of approximately $27 million of taxes withheld) and $62 million (net of approximately $34 million of taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $28 million and $29 million, respectively.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The activity under this cash pooling arrangement for the six months ended September 30, 2013 and 2012 was as follows:

	Six Months Ended September 30,
	2013	2012
	(in millions)
Total borrowing position outstanding at beginning of period (1)	$136	$139
Borrowings	1,609	513
Repayments	(1,639)	(481)
Foreign currency exchange effect	20	(7)
Total borrowing position outstanding at end of period (1)	$126	$164

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

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
As part of the Company’s efforts to more fully utilize its intellectual property assets, in the first quarter of fiscal year 2013, the Company closed a transaction that assigned the rights to certain of these assets to a large technology company for approximately $35 million. The entire contract amount is included in the Enterprise Solutions segment for the six months ended September 30, 2012. The Company will continue to have the ability to use these intellectual property assets in current and future product offerings.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s segment information for the three and six months ended September 30, 2013 and 2012 was as follows:

Three Months Ended September 30, 2013	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$624	$419	$97	$1,140
Expenses	228	357	88	673
Segment profit	$396	$62	$9	$467
Segment operating margin	63%	15%	9%	41%
Depreciation	$13	$9	$—	$22
Reconciliation of segment profit to income before income taxes for the three months ended September 30, 2013:

(in millions)
Segment profit	$467
Less:
Purchased software amortization	31
Other intangibles amortization	15
Software development costs capitalized	(8)
Internally developed software products amortization	42
Share-based compensation expense	21
Other (gains) expenses, net (1)	7
Interest expense, net	13
Income before income taxes	$346

(1)
Other (gains) expenses, net consists of approximately $2 million of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended September 30, 2013	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,243	$830	$195	$2,268
Expenses	470	727	178	1,375
Segment profit	$773	$103	$17	$893
Segment operating margin	62%	12%	9%	39%
Depreciation	$26	$18	$—	$44
Reconciliation of segment profit to income before income taxes for the six months ended September 30, 2013:

(in millions)
Segment profit	$893
Less:
Purchased software amortization	59
Other intangibles amortization	29
Software development costs capitalized	(31)
Internally developed software products amortization	83
Share-based compensation expense	41
Other (gains) expenses, net (1)	125
Interest expense, net	24
Income before income taxes	$563

(1)
Other (gains) expenses, net consists of approximately $122 million of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Three Months Ended September 30, 2012	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$619	$438	$95	$1,152
Expenses	250	409	89	748
Segment profit	$369	$29	$6	$404
Segment operating margin	60%	7%	6%	35%
Depreciation	$16	$11	$—	$27
Reconciliation of segment profit to income before income taxes for the three months ended September 30, 2012:

(in millions)
Segment profit	$404
Less:
Purchased software amortization	27
Other intangibles amortization	13
Software development costs capitalized	(42)
Internally developed software products amortization	40
Share-based compensation expense	21
Other (gains) expenses, net (1)	8
Interest expense, net	10
Income before income taxes	$327

(1)	Other (gains) expenses, net consists of certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended September 30, 2012	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,247	$864	$186	$2,297
Expenses	511	766	176	1,453
Segment profit	$736	$98	$10	$844
Segment operating margin	59%	11%	5%	37%
Depreciation	$32	$22	$—	$54
Reconciliation of segment profit to income before income taxes for the six months ended September 30, 2012:

(in millions)
Segment profit	$844
Less:
Purchased software amortization	54
Other intangibles amortization	27
Software development costs capitalized	(78)
Internally developed software products amortization	77
Share-based compensation expense	44
Other (gains) expenses, net (1)	2
Interest expense, net	21
Income before income taxes	$697

(1)	Other (gains) expenses, net consists of certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.
The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
United States	$687	$685	$1,360	$1,368
Europe	267	266	531	538
Other	186	201	377	391
Total revenue	$1,140	$1,152	$2,268	$2,297

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
A number of important factors could cause actual results or events to differ materially from those indicated by forward-looking statements, including: the ability to achieve success in the Company’s strategy by, among other things, effectively re-balancing the Company’s sales force to increase penetration in growth markets and with large enterprises that have not historically been significant customers, enabling the sales force to sell new products, improving the Company’s brand in the marketplace and ensuring the Company’s set of cloud computing, application development and IT operations, Software-as-a-Service, mobile device management and other new offerings address the needs of a rapidly changing market, while not adversely affecting the demand for the Company’s traditional products or its profitability; global economic factors or political events beyond the Company’s control; general economic conditions and credit constraints, or unfavorable economic conditions in a particular region, industry or business sector; the failure to adapt to technological changes and introduce new software products and services in a timely manner; competition in product and service offerings and pricing; the failure to expand partner programs; the ability to retain and attract adequate qualified personnel; the ability to integrate acquired companies and products into existing businesses; the ability to adequately manage, evolve and protect managerial and financial reporting systems and processes; the ability of the Company’s products to remain compatible with ever-changing operating environments; breaches of the Company’s software products and the Company’s and customers’ data centers and IT environments; discovery of errors in the Company’s software and potential product liability claims; the failure to protect the Company’s intellectual property rights and source code; risks associated with sales to government customers; events or circumstances that would require us to record an impairment charge relating to the Company's goodwill or capitalized software and other intangible assets balances; access to software licensed from third parties; risks associated with the use of software from open source code sources; access to third-party code and specifications for the development of code; third-party claims of intellectual property infringement or royalty payments; fluctuations in the number, terms and duration of the Company’s license agreements as well as the timing of orders from customers and channel partners; the failure to renew large license transactions on a satisfactory basis; changes in market conditions or the Company’s credit ratings; fluctuations in foreign currencies; the failure to effectively execute the Company’s workforce reductions, workforce re-balancing and facility consolidations; successful outsourcing of various functions to third parties; potential tax liabilities; acquisition opportunities that may or may not arise; and other factors described more fully in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as believed, planned, anticipated, expected, estimated, targeted or similarly expressed in a forward-looking manner. We do not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. References in this Form 10-Q to fiscal 2014 and fiscal 2013 are to our fiscal years ending on March 31, 2014 and 2013, respectively.

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
Beginning in fiscal 2014 we combined our Large New Enterprises and Growth Markets customer segments into a single sales coverage model to better capture market opportunities which may include smaller transaction sizes as we seek to expand our relationships with these new customers. This is in addition to our Large Existing Enterprises customer segment. These efforts are designed to accelerate new product sales outside of our contract renewal cycle. We continue to dedicate sales resources and deploy additional solutions to address opportunities to sell to new customers. In May 2013, the Company's Board of Directors approved a re-balancing plan (Fiscal 2014 Plan). The Fiscal 2014 Plan includes streamlining the Company's sales structure to eliminate redundancies while maintaining its focus on customers. In addition, the Company is consolidating its development sites into development hubs to promote collaboration and agile development process. We believe we can grow our business and increase market share by delivering differentiated technology and working through partners. We believe our customer segments allow us to better align our go-to-market initiatives with how customers want to buy. We have also implemented broad-based business initiatives to drive accountability for execution. We believe that these initiatives will benefit our performance in the long-term and allows us to sell to new customer accounts.

EXECUTIVE SUMMARY
For the second quarter of fiscal 2014, revenue declined primarily as a result of a decrease in subscription and maintenance revenue caused by a decrease in prior fiscal years' new product and mainframe capacity sales. Within total revenue, there was a decline in enterprise solutions revenue, partially offset by an increase in mainframe solutions revenue. Total bookings increased primarily as a result of an increase in mainframe renewals. This increase was partially offset by a decrease in mainframe and enterprise new product sales. Total expenses were positively affected by lower personnel costs within selling and marketing expenses, a decrease in commissions and other operational efficiencies; however, we expect to increase our research and development spending and increase our investment in marketing in the second half of fiscal 2014. Cash flow from operations decreased year-over-year due to a number of expected factors including payments associated with the Fiscal 2014 Plan, an increase in tax payments and an increase in operating cash outflows relating to product development and enhancements as a result of the decrease in amounts capitalized for internally developed software costs.
A summary of key results for the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 is as follows:
Revenue:

•
Total revenue declined 1% as a result of a decrease in subscription and maintenance revenue. The decrease in subscription and maintenance revenue was partially offset by an increase in software fees and other revenue and professional services revenue.

•
We continue to expect a year-over-year decrease in total revenue for fiscal 2014 compared with fiscal 2013 due to our sales underperformance in fiscal 2013 and the high percentage of our revenue that is recognized from license agreements with customers signed in prior periods that are being recognized ratably.

Bookings:

•
Total bookings increased 5% primarily as a result of a year-over-year increase in renewals within subscription and maintenance bookings, partially offset by a decrease in professional service bookings and software fees and other bookings.

•	Subscription and maintenance bookings increased primarily due to higher mainframe renewals.

•	Our new product and mainframe capacity sales, a subset of our total bookings, decreased by a high single digit percentage.

•
Mainframe new product sales decreased more than 40%, while enterprise solutions new product sales decreased by a high single digit percentage. The decreases were primarily due to an uneven consumer spending environment as well as a decline in sales from certain mature product lines. Mainframe capacity sales increased more than 30%, partially related to an increase in mainframe renewals.

•
We continue to expect the value of our fiscal 2014 renewals to increase by a high single digit percentage, excluding a large customer renewal that is expected to occur in the second half of fiscal 2014. We expect a majority of the increase in renewal value to occur in the second half of fiscal 2014.

Expenses:

•
Total expenses before interest and income taxes decreased 4% primarily due to a decrease in personnel-related expenses, driven mostly by the lower number of employees within selling and marketing. This was partially offset by an increase in product development and enhancements expenses due to the decrease in the amount capitalized for internally developed software costs.

•
Product development and enhancements expenses are expected to increase in future periods as the amount capitalized for internally developed software costs decreases. While this would ultimately result in lower future amortization expense for these assets, we do not expect a material effect in fiscal 2014.

•
We currently expect an increase in product development and enhancements expenses in the second half of fiscal 2014 as compared with the first half of fiscal 2014 as we continue to focus on hiring new employees that have skills to enable us to better focus our resources on developing software products.

•	We also currently expect an increase in selling and marketing spending in the second half of fiscal 2014 compared with the first half of fiscal 2014 as we focus on new marketing initiatives.
Income taxes:

•	Income tax expense for the second quarter of fiscal 2014 and fiscal 2013 was $106 million and $105 million, respectively.

•	We expect a fiscal 2014 effective tax rate of 14%.
Diluted income per common share:

•	Diluted income per common share increased to $0.53 from $0.48, primarily due to the decrease in expenses.

Segment results:

•
Mainframe Solutions revenue increased primarily due to an increase in new product sales in the first quarter of fiscal 2014, an increase in mainframe capacity sales in the first half of fiscal 2014 and improved renewal yields. The increase in operating margin for the second quarter of fiscal 2014 was primarily a result of a decrease in selling and marketing expenses, driven mostly by the lower number of employees.

•
Enterprise Solutions revenue decreased primarily due to a decrease in new product sales in prior periods. The increase in operating margin for the second quarter of fiscal 2014 was primarily a result of a decrease in selling and marketing expenses, driven mostly by the lower number of employees.

•
Services revenue increased primarily due to an increase in professional services engagements resulting from prior period bookings. Operating margin for Services increased as a result of operating efficiencies associated with the Fiscal 2014 Plan.

Cash flows from operations:

•
Net cash provided by operating activities decreased 2% primarily due to the payments associated with our Fiscal 2014 Plan of $39 million and an increase in income tax payments of $31 million, partially offset by an increase in our cash collections. In addition, there was an unfavorable effect on cash flows from operations of approximately $30 million due to the decrease in the amount capitalized for internally developed software costs.

•
We expect a year-over-year decrease in cash flows from operations for fiscal 2014 compared with fiscal 2013 due to payments associated with the Fiscal 2014 Plan of over $100 million, an increase in tax payments and an increase in operating cash outflows relating to product development and enhancements as a result of the decrease in amounts capitalized for internally developed software costs.

QUARTERLY UPDATE

•
In August 2013, Lauren P. Flaherty joined the Company as its Executive Vice President and Chief Marketing Officer. Ms. Flaherty previously served as Chief Marketing Officer of Juniper Networks, Inc. and Nortel Networks Corporation and prior thereto spent more than 25 years at International Business Machines Corporation in a number of senior positions.

•	In August 2013, we issued $250 million of 2.875% Senior Notes due August 2018 and $250 million of 4.500% Senior Notes due August 2023, for an aggregate principal amount of $500 million.

PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Second Quarter Comparison Fiscal			Percent
	2014	2013	Change	Change
	(dollars in millions)
Total revenue	$1,140	$1,152	$(12)	(1)%
Net income	$240	$222	$18	8%
Net cash provided by operating activities	$87	$89	$(2)	(2)%
Total bookings	$877	$837	$40	5%
Subscription and maintenance bookings	$713	$626	$87	14%
Weighted average subscription and maintenance license agreement duration in years	3.32	3.11	0.21	7%

	First Half Comparison Fiscal			Percent
	2014	2013	Change	Change
	(dollars in millions)
Total revenue	$2,268	$2,297	$(29)	(1)%
Net income	$575	$462	$113	24%
Net cash provided by operating activities	$98	$272	$(174)	(64)%
Total bookings	$1,701	$1,390	$311	22%
Subscription and maintenance bookings	$1,347	$1,009	$338	33%
Weighted average subscription and maintenance license agreement duration in years	3.22	2.99	0.23	8%

	September 30, 2013	March 31, 2013	Change From Year End	September 30, 2012	Change From Prior Year Quarter
	(in millions)
Cash, cash equivalents and investments (1)	$2,799	$2,776	$23	$2,248	$551
Total debt	$1,779	$1,290	$489	$1,294	$485
Total expected future cash collections from committed contracts (2)	$4,935	$5,173	$(238)	$5,117	$(182)
Total revenue backlog (2)	$7,241	$7,774	$(533)	$7,460	$(219)
Total current revenue backlog (2)	$3,382	$3,563	$(181)	$3,453	$(71)

(1)	At September 30, 2013 and March 31, 2013, investments were $9 million and $183 million, respectively. At September 30, 2012, investments were $162 million.

(2)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts and revenue backlog.
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

Total Bookings — Total bookings, or sales, includes the incremental value of all subscription, maintenance and professional services contracts and software fees and other contracts entered into during the reporting period and is generally reflective of the amount of products and services during the period that our customers have agreed to purchase from us. Revenue for bookings attributed to sales of software products for which license fee revenue is recognized on an up-front basis is reflected in “Software fees and other” in our Condensed Consolidated Statements of Operations. Generally, as we look at our total bookings, we break them into two subsets consisting of renewal bookings (bookings attributable to the renewable value of a prior contract, i.e., the maintenance value and, in the case of non-perpetual licenses, the license value) and total new product and capacity sales.
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
Within bookings, we also consider the yield on our renewals. We define “renewal yield” as the percentage of the renewable value of a prior contract (i.e., the maintenance value and, in the case of non-perpetual licenses, the license value) realized in current period bookings. The renewable value of a prior contract is an estimate affected by various factors including contractual renewal terms, price increases and other conditions. Beginning with the first quarter of fiscal 2014, we no longer consider price increases after December 31, 2012 as part of the renewable value of the prior period contract. Previously, the renewable portion of a contract would have to be renewed at the previous amount plus the amount of any price increases to be deemed to be renewed at 100%. Management made this change because it believes it provides a truer measure of our ability to renew the renewable value of a prior contract. We estimate the aggregate yield for a quarter based on a review of material transactions representing a substantial majority of the dollar value of renewals during the current period. There may be no correlation between year-over-year changes in bookings and year-over-year changes in renewal yield, since renewal yield is based on the renewable value of contracts of various durations, most of which are longer than one year.
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

RESULTS OF OPERATIONS
The following tables present revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the second quarter and first half of fiscal 2014 and fiscal 2013 and the period-over-period dollar and percentage changes for those line items. These comparisons of past financial results are not necessarily indicative of future results.

	Second Quarter Comparison Fiscal 2014 Versus Fiscal 2013
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2014	2013	2014 / 2013	2014 / 2013	2014	2013
	(dollars in millions)
Revenue
Subscription and maintenance	$945	$963	$(18)	(2)%	83%	84%
Professional services	97	95	2	2	8	8
Software fees and other	98	94	4	4	9	8
Total revenue	$1,140	$1,152	$(12)	(1)%	100%	100%
Expenses
Costs of licensing and maintenance	$73	$69	$4	6%	6%	6%
Cost of professional services	88	88	—	—	8	8
Amortization of capitalized software costs	73	67	6	9	6	6
Selling and marketing	260	317	(57)	(18)	23	28
General and administrative	91	98	(7)	(7)	8	9
Product development and enhancements	145	123	22	18	13	11
Depreciation and amortization of other intangible assets	37	40	(3)	(8)	3	3
Other (gains) expenses, net	14	13	1	8	1	1
Total expenses before interest and income taxes	$781	$815	$(34)	(4)%	69%	71%
Income before interest and income taxes	$359	$337	$22	7%	31%	29%
Interest expense, net	13	10	3	30	1	1
Income before income taxes	$346	$327	$19	6%	30%	28%
Income tax expense (benefit)	106	105	1	1	9	9
Net income	$240	$222	$18	8%	21%	19%

	First Half Comparison Fiscal 2014 Versus Fiscal 2013
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2014	2013	2014 / 2013	2014 / 2013	2014	2013
	(dollars in millions)
Revenue
Subscription and maintenance	$1,889	$1,940	$(51)	(3)%	83%	85%
Professional services	195	186	9	5	9	8
Software fees and other	184	171	13	8	8	7
Total revenue	$2,268	$2,297	$(29)	(1)%	100%	100%
Expenses
Costs of licensing and maintenance	$144	$138	$6	4%	6%	6%
Cost of professional services	176	174	2	1	8	8
Amortization of capitalized software costs	142	131	11	8	6	6
Selling and marketing	541	622	(81)	(13)	24	27
General and administrative	182	208	(26)	(13)	8	9
Product development and enhancements	280	248	32	13	12	11
Depreciation and amortization of other intangible assets	73	81	(8)	(10)	3	4
Other (gains) expenses, net	143	(23)	166	NM	6	(1)
Total expenses before interest and income taxes	$1,681	$1,579	$102	6%	74%	69%
Income before interest and income taxes	$587	$718	$(131)	(18)%	26%	31%
Interest expense, net	24	21	3	14	1	1
Income before income taxes	$563	$697	$(134)	(19)%	25%	30%
Income tax expense (benefit)	(12)	235	(247)	(105)	(1)	10
Net income	$575	$462	$113	24%	25%	20%
Note:     Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
As more fully described below, the decrease in total revenue in the second quarter and first half of fiscal 2014 compared with the second quarter and first half of fiscal 2013 was primarily attributable to a decrease in subscription and maintenance revenue. The decrease in subscription and maintenance revenue was partially offset by an increase in software fees and other revenue and professional services revenue. There was also an unfavorable foreign exchange effect of $9 million and $18 million for the second quarter and first half of fiscal 2014, respectively.
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
The decrease in subscription and maintenance revenue in the second quarter and first half of fiscal 2014 compared with the second quarter and first half of fiscal 2013 was primarily attributable to a decrease in prior period new product and mainframe capacity sales. For the second quarter of fiscal 2014, this unfavorable effect of prior period sales was partially offset by an increase in mainframe new product and capacity sales during the first quarter of fiscal 2014. In addition, the increased percentage of bookings recognized as software fees and other revenue during fiscal 2013 had an unfavorable effect on subscription and maintenance revenue. If the percentage of these bookings increases in the future, this will continue to have an unfavorable effect on subscription and maintenance revenue. There was also an unfavorable foreign exchange effect of $6 million and $14 million for the second quarter and first half of fiscal 2014, respectively.
Professional Services
Professional services revenue primarily includes product implementation, consulting, customer training and customer education. Professional services revenue for the second quarter of fiscal 2014 increased slightly compared with the second quarter of fiscal 2013 primarily due to an increase in professional services engagements resulting from prior period bookings. Professional services revenue for the first half of fiscal 2014 increased compared with the first half of fiscal 2013 due to an increase in utilization of technicians leading to additional billable time on professional service engagements in the first quarter of fiscal 2014.
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
Software fees and other revenue increased slightly for the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 primarily as a result of an increase in revenue from our SaaS offerings.
Software fees and other revenue increased for the first half of fiscal 2014 compared with the first half of fiscal 2013 in part due to an increase in revenue from our SaaS offerings, an increase in the sale of enterprise solutions products including product sales from our recent acquisitions recognized on an upfront basis and non re-occurring fees which have been recognized as other revenue.

Total Revenue by Geography
The following tables present the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the second quarter and first half of fiscal 2014 and the second quarter and first half of fiscal 2013.

	Second Quarter Comparison Fiscal 2014 Versus Fiscal 2013
	2014	%	2013	%	Dollar Change	Percentage Change
	(dollars in millions)
United States	$687	60%	$685	59%	$2	—%
International	453	40	467	41	(14)	(3)
Total Revenue	$1,140	100%	$1,152	100%	$(12)	(1)%

	First Half Comparison Fiscal 2014 Versus Fiscal 2013
	2014	%	2013	%	Dollar Change	Percentage Change
	(dollars in millions)
United States	$1,360	60%	$1,368	60%	$(8)	(1)%
International	908	40	929	40	(21)	(2)
Total Revenue	$2,268	100%	$2,297	100%	$(29)	(1)%
Revenue in the United States increased by $2 million, or less than 1%, for the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013. International revenue decreased by $14 million, or 3%, for the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013. The decrease was primarily due to an unfavorable foreign exchange effect of $9 million and a decrease in subscription and maintenance revenue, partially offset by an increase in software fees and other revenue.
Revenue in the United States decreased by $8 million, or 1%, for the first half of fiscal 2014 compared with the first half of fiscal 2013 primarily due to a decrease in subscription and maintenance revenue. International revenue decreased by $21 million, or 2%, for the first half of fiscal 2014 compared with the first half of fiscal 2013. The decrease was primarily due to an unfavorable foreign exchange effect of $18 million and a decrease in subscription and maintenance revenue, partially offset by an increase in software fees and other revenue.
Price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.
Expenses
Operating expenses for the second quarter of fiscal 2014 decreased compared with the second quarter of fiscal 2013 primarily as a result of a decrease in selling and marketing expenses, partially offset by an increase in product development and enhancements expenses.
Operating expenses for the first half of fiscal 2014 increased compared with the first half of fiscal 2013 primarily as a result of our Fiscal 2014 Plan announced in May 2013. The Fiscal 2014 Plan comprises the termination of more than 1,200 employees and global facilities consolidations. We intend to fill most of the positions involved in the re-balancing over the next 12 months with new employees that have skills to enable us to better focus our resources on priority products and market segments. The Fiscal 2014 Plan includes streamlining our sales structure to eliminate redundancies while maintaining our focus on customers. In addition, we are consolidating our development sites into development hubs to promote collaboration and agile development. Actions under the Fiscal 2014 Plan are expected to be substantially completed by the end of fiscal 2014. Costs associated with the Fiscal 2014 Plan are included in the other (gains) expenses, net line of our Condensed Consolidated Statements of Operations. Operating expenses for the first half of fiscal 2014 were also unfavorably affected by an increase in product development and enhancements expenses. Partially offsetting these increases in operating expenses was a decrease in selling and marketing expenses, primarily driven by the lower number of employees, and a decrease in general and administrative expenses. In the first quarter of fiscal 2013, there was $35 million of income from an intellectual property transaction recognized in “Other (gains) expenses, net.” We currently expect an increase in product development and enhancements expenses in the second half of fiscal 2014 as compared with the first half of fiscal 2014 as we continue to focus on hiring new employees that have skills to enable us to better focus our resources on developing software products. We also currently expect an increase in selling and marketing expenses in the second half of fiscal 2014 compared with the first half of fiscal 2014 as we focus on our marketing initiatives.

Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. The increase in costs of licensing and maintenance in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 was primarily attributable to the addition of technical support personnel in connection with the Fiscal 2014 Plan and an increase in royalties from the sale of products that include third party licenses for the second quarter of fiscal 2014. The increase in costs of licensing and maintenance in the first half of fiscal 2014 compared with the first half of fiscal 2013 was primarily attributable to the addition of technical support personnel in connection with the Fiscal 2014 Plan.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the second quarter of fiscal 2014 was consistent with the second quarter of fiscal 2013. Cost of professional services for the first half of fiscal 2014 increased slightly compared with the first half of fiscal 2013. Operating margin for professional services increased to 9% for the second quarter of fiscal 2014 compared with 7% for the second quarter of fiscal 2013. Operating margin for professional services increased to 10% for the first half of fiscal 2014 compared with 6% for the first half of fiscal 2013. The increase in operating margin for professional services was primarily attributable to operating efficiencies associated with the Fiscal 2014 Plan.
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
The increase in amortization of capitalized software costs for the second quarter and first half of fiscal 2014 compared with the second quarter and first half of fiscal 2013 was primarily due to the increase in software development projects that have reached general availability in recent periods and amortization from assets acquired from recent acquisitions.
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
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. For the second quarter of fiscal 2014, the decrease in selling and marketing expenses compared with the second quarter of fiscal 2013 was primarily attributable to a decrease in personnel-related costs of $49 million due to a reduced headcount as a result of the Fiscal 2014 Plan and prior year actions and a decrease in commissions expense due to the lower new sales and service bookings during the second quarter of fiscal 2014.
For the first half of fiscal 2014, the decrease in selling and marketing expenses compared with the first half of fiscal 2013 was primarily attributable to a decrease in personnel-related costs of $79 million due to a reduced headcount as a result of the Fiscal 2014 Plan and prior year actions and a decrease in commissions expense due to lower new sales and service bookings during the second quarter of fiscal 2014.
We currently expect an increase in selling and marketing expenses in the second half of fiscal 2014 compared with the first half of fiscal 2014 as we focus on our marketing initiatives.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. For the second quarter of fiscal 2014, general and administrative expenses decreased compared with the second quarter of fiscal 2013, primarily due to a decrease in costs associated with external consultants of $6 million and a decrease in personnel-related costs, partially offset by other non re-occurring items.
For the first half of fiscal 2014, general and administrative expenses decreased compared with the first half of fiscal 2013, primarily due to a decrease in costs associated with external consultants of $10 million, a decrease in personnel-related costs and other non re-occurring items.

Product Development and Enhancements
For the second quarters of fiscal 2014 and fiscal 2013, product development and enhancements expenses represented 13% and 11% of total revenue, respectively. The increase in product development and enhancements expenses was primarily attributable to the decrease in capitalized software development costs of $34 million (see “Amortization of Capitalized Software Costs” above), offset by a decrease in personnel-related costs from a reduced headcount as a result of the Fiscal 2014 Plan and prior year actions.
For the first half of fiscal 2014 and fiscal 2013, product development and enhancements expenses represented 12% and 11% of total revenue, respectively. The increase in product development and enhancements expenses was primarily attributable to the decrease in capitalized software development costs of $47 million (see “Amortization of Capitalized Software Costs” above), offset by a decrease in personnel-related costs from a reduced headcount as a result of the Fiscal 2014 Plan and prior year actions.
Product development and enhancements expenses are expected to increase in future periods as the amount of capitalized software development costs decreases (see “Amortization of Capitalized Software Costs” above). We currently expect an increase in product development and enhancements expenses in the second half of fiscal 2014 as compared with the first half of fiscal 2014 as we continue to focus on hiring new employees that have skills to enable us to better focus our resources on developing software products.
Depreciation and Amortization of Other Intangible Assets
The decrease in depreciation and amortization of other intangible assets for the second quarter and first half of fiscal 2014 compared with the second quarter and first half of fiscal 2013 was due to the decline in depreciation expense, primarily as a result of property and equipment that became fully depreciated in the first quarter of fiscal 2014.
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

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013
	(dollars in millions)
Fiscal 2014 Plan	$2	$—
Legal Settlements	6	2
(Gains) losses from foreign exchange derivative contracts	(6)	2
(Gains) losses from foreign exchange rate fluctuations	13	9
Other miscellaneous items	(1)	—
Total	$14	$13

	First Half Fiscal 2014	First Half Fiscal 2013
	(dollars in millions)
Fiscal 2014 Plan	$122	$—
Legal Settlements	16	6
(Gains) losses from foreign exchange derivative contracts	(15)	10
(Gains) losses from foreign exchange rate fluctuations	20	(3)
Assignment of rights to intellectual property	—	(35)
Other miscellaneous items	—	(1)
Total	$143	$(23)
For the first half of fiscal 2013, other (gains) expenses, net included a transaction in the first quarter of fiscal 2013 to assign the rights of certain of our intellectual property assets to a large technology company for $35 million as part of an effort to more fully utilize our intellectual property assets. We will continue to have the ability to use these intellectual property assets in current and future product offerings.

Interest Expense, Net
Interest expense, net for the second quarter and first half of fiscal 2014 increased slightly compared with the second quarter and first half of fiscal 2013 as a result of our debt offering during the second quarter of fiscal 2014 (see “Debt Obligations" below).
Income Taxes
Income tax expense for the second quarter of fiscal 2014 was $106 million and income tax benefit for the first half of fiscal 2014 was $12 million, compared with income tax expense of $105 million and $235 million for the second quarter and first half of fiscal 2013, respectively. For the first half of fiscal 2014, the Company recognized a net discrete tax benefit of approximately $179 million, resulting primarily from the resolutions of uncertain tax positions upon the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007.
Our estimated annual effective tax rate, which excludes the impact of discrete items, for the first half of fiscal 2014 and fiscal 2013 was 29.7% and 33.0%, respectively. Legislative changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal 2014, which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal 2014 and we are anticipating a fiscal 2014 effective tax rate of 14%, which includes the impact of the aforementioned completion of the examination.
The completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007 resulted in a reduction of $221 million in our uncertain tax positions as disclosed in Note 15, “Income Taxes” of our Fiscal 2013 Form 10-K. We received a cash refund of approximately $70 million upon the completion of this examination.
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
Segment financial information for the second quarter and first half of fiscal 2014 and fiscal 2013 is as follows:

Mainframe Solutions
	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013
	(dollars in millions)
Revenue	$624	$619
Expenses	228	250
Segment profit	$396	$369
Segment operating margin	63%	60%

	First Half Fiscal 2014	First Half Fiscal 2013
	(dollars in millions)
Revenue	$1,243	$1,247
Expenses	470	511
Segment profit	$773	$736
Segment operating margin	62%	59%

For the second quarter of fiscal 2014, Mainframe Solutions revenue increased from the year-ago period primarily due to an increase in new product sales from the first quarter of fiscal 2014, mainframe capacity sales in the first half of fiscal 2014 and improved renewal yields. There was also an unfavorable foreign exchange effect of $3 million compared with the year-ago period. The increase in operating margin for the second quarter of fiscal 2014 was primarily a result of a decrease in selling and marketing expenses, driven mostly by the lower number of employees.
For the first half of fiscal 2014, Mainframe Solutions revenue decreased from the year-ago period primarily due to an unfavorable foreign exchange effect of $9 million. Excluding the effect of foreign exchange, Mainframe Solutions would have increased slightly as a result of the increase in new product sales from the first quarter of fiscal 2014, increased mainframe capacity sales from the first half of fiscal 2014 and improved renewal yields. The increase in operating margin for the first half of fiscal 2014 was primarily a result of a decrease in selling and marketing and general and administrative expenses.

Enterprise Solutions
	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013
	(dollars in millions)
Revenue	$419	$438
Expenses	357	409
Segment profit	$62	$29
Segment operating margin	15%	7%

	First Half Fiscal 2014	First Half Fiscal 2013
	(dollars in millions)
Revenue	$830	$864
Expenses	727	766
Segment profit	$103	$98
Segment operating margin	12%	11%
Enterprise Solutions revenue for the second quarter of fiscal 2014 decreased compared with the year-ago period primarily due to a decrease in new product sales in prior periods. There was also an unfavorable foreign exchange effect of $4 million compared with the year-ago period. Enterprise Solutions operating margin for the second quarter of fiscal 2014 increased compared with the year-ago period as a result of a decrease in selling and marketing expenses during the second quarter of fiscal 2014, driven mostly by the lower number of employees.
Enterprise Solutions revenue for the first half of fiscal 2014 decreased compared with the year-ago period primarily due to a decrease in new product sales in prior periods. There was also an unfavorable foreign exchange effect of $8 million compared with the year-ago period. Enterprise Solutions operating margin for the first half of fiscal 2014 increased as a result of the decrease in selling and marketing and general administrative expenses during the first half of fiscal 2014. The first half of fiscal 2013 included income from the aforementioned $35 million intellectual property transaction, which contributed four percentage points to operating margin in the first half of fiscal 2013.

Services
	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013
	(dollars in millions)
Revenue	$97	$95
Expenses	88	89
Segment profit	$9	$6
Segment operating margin	9%	6%

	First Half Fiscal 2014	First Half Fiscal 2013
	(dollars in millions)
Revenue	$195	$186
Expenses	178	176
Segment profit	$17	$10
Segment operating margin	9%	5%
Services revenue for the second quarter of fiscal 2014 increased from the second quarter of fiscal 2013 primarily due to an increase in professional services engagements resulting from prior period bookings. Services revenue for the first half of fiscal 2014 increased from the first half of fiscal 2013 due to an increase in utilization of technicians leading to additional billable time on professional service engagements in the first quarter of fiscal 2014. Operating margin for Services increased in the second quarter and first half of fiscal 2014 compared with the second quarter and first of fiscal 2013 as a result of operating efficiencies associated with the Fiscal 2014 Plan.
Refer to Note P, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Bookings
Total Bookings
For the second quarter of fiscal 2014 and 2013, total bookings were $877 million and $837 million, respectively. The increase in bookings was primarily due to a year-over-year increase in mainframe renewals within subscription and maintenance bookings, partially offset by a decrease in professional service bookings mostly due to the shorter duration of government contracts and software fees and other bookings.
Total bookings in the second quarter of fiscal 2014 compared with the year-ago period increased for Europe, Middle East and Africa, primarily due to a large renewal during the second quarter of fiscal 2014. This increase was partially offset by decreases in the Latin America and Asia Pacific Japan regions.
Mainframe renewals, and to a lesser extent, enterprise solutions renewals, increased year-over-year.
Total new product and mainframe capacity sales, a subset of our total bookings, decreased by a high single digit percentage in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013. Mainframe new product sales decreased more than 40%, while enterprise solutions new product sales decreased by a high single digit percentage. Mainframe and enterprise solutions new product sales decreased in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013, primarily due to an uneven consumer spending environment as well as a decline in sales from certain mature product lines. Mainframe capacity sales increased more than 30% compared with the second quarter of fiscal 2013, partially related to an increase in mainframe renewals. Total new product and mainframe capacity sales decreased in all regions, except the Europe, Middle East and Africa region.
For the first half of fiscal 2014 and 2013, total bookings were $1,701 million and $1,390 million, respectively. The increase in bookings was primarily due to a year-over-year increase in subscription and maintenance bookings, partially offset by a decrease in professional services bookings and software fees and other bookings.
Total bookings in the first half of fiscal 2014 compared with the year-ago period increased in all regions, except in the Latin America region.
Generally, quarters with smaller renewal inventories result in a lower level of bookings both because renewal bookings will be lower and, to a lesser extent, because renewals also remain an important selling opportunity for new products.
Total new product and mainframe capacity sales in the first half of fiscal 2014 decreased by a low single digit percentage compared with the first half of fiscal 2013. Mainframe and enterprise solutions new product sales decreased in the first half of fiscal 2014 compared with the first half of fiscal 2013. Mainframe capacity sales increased in the first half of fiscal 2014 compared with the first half of fiscal 2013, primarily due to an increase in mainframe renewals.
For the first half of fiscal 2014 compared with the first half of fiscal 2013, new product and capacity sales decreased in Latin America, and to a lesser extent, decreased in the United States. This decrease was partially offset by an increase in the Europe, Middle East and Africa and Asia Pacific Japan regions. During the first quarter of fiscal 2013, bookings performance was unexpectedly disrupted by our efforts to align our sales force to execute our customer segmented go-to-market initiative.

Subscription and Maintenance Bookings
For the second quarter of fiscal 2014 and fiscal 2013, subscription and maintenance bookings were $713 million and $626 million, respectively. The increase in subscription and maintenance bookings was primarily attributable to higher mainframe renewals.
During the second quarter of fiscal 2014, we executed a total of 12 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $320 million. During the second quarter of fiscal 2013, we executed a total of 10 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $232 million. Renewal bookings, which generally do not include new product and capacity sales and professional services arrangements, for the second quarter of fiscal 2014 increased by approximately 20% compared with the second quarter of fiscal 2013. This increase was primarily due to a higher dollar value of scheduled contract renewals in the second quarter of fiscal 2014 compared with fiscal 2013 and also was a result of several renewals closing prior to their scheduled expiration dates. The majority of the renewals for the second quarter of fiscal 2014 were in the Mainframe segment. For the second quarter of fiscal 2014, our percentage renewal yield was in the low 90 percent range. There was not a material difference between this renewal yield percentage and the renewal yield percentage as it would have been calculated under our previous methodology. We continue to expect the value of our fiscal 2014 renewals to increase by a percentage in the high single digits, excluding a large customer renewal that is expected to occur in the second half of fiscal 2014. We expect a majority of the increase in renewal value to occur in the second half of fiscal 2014.
For the first half of fiscal 2014 and fiscal 2013, subscription and maintenance bookings were $1,347 million and $1,009 million, respectively. The increase in subscription and maintenance bookings was primarily attributable to higher mainframe renewals.
Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. For the second quarter of fiscal 2014, annualized subscription and maintenance bookings increased from $201 million in the prior year period to $215 million. The increase in annualized subscription and maintenance bookings was primarily a result of our increase in subscription and maintenance bookings, as described above. The weighted average subscription and maintenance license agreement duration in years increased from 3.11 in the second quarter of fiscal 2013 to 3.32 in the second quarter of fiscal 2014. This increase was primarily attributable a larger number and dollar value of large contract renewals in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013.
Although each contract is subject to terms negotiated by the respective parties, we do not currently expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 59% held in our subsidiaries outside the United States at September 30, 2013. Cash and cash equivalents totaled $2,790 million at September 30, 2013, representing an increase of $197 million from the March 31, 2013 balance of $2,593 million. The increase in cash was primarily a result of cash received from our August 2013 debt offering and maturities of short-term investments, offset by cash paid for acquisitions, cash dividends and repurchases of our common stock. During the first half of fiscal 2014, there was a $36 million favorable translation effect from foreign currency exchange rates on cash held outside the United States in currencies other than the U.S. dollar.
Although 59% of our cash and cash equivalents is held by foreign subsidiaries, we currently neither intend nor expect a need to repatriate these funds to the United States in the foreseeable future. We expect existing domestic cash, cash equivalents and cash flows from operations to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding for capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding for capital expenditures, acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter.

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
For the second quarter of fiscal 2014, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $91 million compared with $95 million for the second quarter of fiscal 2013.
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

(in millions)	September 30, 2013	March 31, 2013	September 30, 2012
Billings backlog:
Amounts to be billed – current	$2,101	$2,142	$2,179
Amounts to be billed – noncurrent	2,246	2,175	2,354
Total billings backlog	$4,347	$4,317	$4,533

Revenue backlog:
Revenue to be recognized within the next 12 months – current	$3,382	$3,563	$3,453
Revenue to be recognized beyond the next 12 months – noncurrent	3,859	4,211	4,007
Total revenue backlog	$7,241	$7,774	$7,460

Deferred revenue (billed or collected)	$2,894	$3,457	$2,927
Unearned revenue yet to be billed	4,347	4,317	4,533
Total revenue backlog	$7,241	$7,774	$7,460
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

(in millions)	September 30, 2013	March 31, 2013	September 30, 2012
Expected future cash collections:
Total billings backlog	$4,347	$4,317	$4,533
Trade accounts receivable, net	588	856	584
Total expected future cash collections	$4,935	$5,173	$5,117
The increase in billings backlog at September 30, 2013 compared with March 31, 2013 was primarily a result of our overall renewals bookings increase in the first half of fiscal 2014. The decrease in billings backlog at September 30, 2013 compared with September 30, 2012 was primarily a result of our overall bookings decrease in fiscal 2013 and the timing of our fiscal 2014 renewals, partially offset by the increase in bookings for the first half of fiscal 2014.
The decrease in expected future cash collections at September 30, 2013 compared with March 31, 2013 was primarily driven by a decrease in trade accounts receivable. The decrease in expected future cash collections at September 30, 2013 compared with September 30, 2012 was primarily driven by the decrease in billings backlog as described above.
The decrease in total revenue backlog at September 30, 2013 compared with March 31, 2013 and September 30, 2012 was primarily a result of our overall bookings decrease in fiscal 2013 and the timing of our fiscal 2014 renewals, partially offset by the increase in bookings for the first half of fiscal 2014.
Revenue to be recognized in the next 12 months decreased by 5% at September 30, 2013 compared with March 31, 2013. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months decreased by 5% at September 30, 2013 compared with March 31, 2013.
Revenue to be recognized in the next 12 months decreased by 2% at September 30, 2013 compared with September 30, 2012. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months decreased by 2% at September 30, 2013 compared with September 30, 2012.
We continue to expect our renewal portfolio for fiscal 2014 will be more heavily weighted to the second half of fiscal 2014. We expect that the current revenue backlog will begin to increase in the second half of fiscal 2014 in connection with an increase in our renewal portfolio, which includes an expected large customer renewal.
Generally, we believe that a change in the current portion of revenue backlog on a year-over-year basis is an indicator of future subscription and maintenance revenue performance due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.

Cash Provided by Operating Activities

	Second Quarter of Fiscal		Change
	2014	2013	2014 / 2013
	(in millions)
Cash collections from billings(1)	$883	$836	$47
Vendor disbursements and payroll(1)	(701)	(708)	7
Income tax (payments) receipts, net	(56)	(25)	(31)
Other disbursements, net(2)	(39)	(14)	(25)
Net cash provided by operating activities	$87	$89	$(2)

(1)	Amounts include value added taxes and sales taxes.

(2)
For the second quarter of fiscal 2014, amount includes $39 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For the second quarter of fiscal 2013, amount includes interest, restructuring payments and miscellaneous receipts and disbursements.

	First Half of Fiscal		Change
	2014	2013	2014 / 2013
	(in millions)
Cash collections from billings(1)	$2,048	$2,015	$33
Vendor disbursements and payroll(1)	(1,600)	(1,626)	26
Income tax (payments) receipts, net	(255)	(150)	(105)
Other disbursements, net(2)	(95)	33	(128)
Net cash provided by operating activities	$98	$272	$(174)

(1)	Amounts include value added taxes and sales taxes.

(2)
For the first half of fiscal 2014, amount includes $62 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For the first half of fiscal 2013, amount includes interest, restructuring payments and $35 million in cash proceeds received from the aforementioned intellectual property transaction in the first quarter of fiscal 2013 and miscellaneous receipts and disbursements.

Second Quarter Comparison Fiscal 2014 Versus Fiscal 2013
Operating Activities:
Net cash provided by operating activities for the second quarter of fiscal 2014 was $87 million, representing a decrease of $2 million compared with the second quarter of fiscal 2013. Net cash provided by operating activities was unfavorably affected by payments associated with the Fiscal 2014 Plan of $39 million and the decrease in the amount capitalized for internally developed software costs of approximately $30 million. In addition, there was an unfavorable effect from an increase in income tax payments of $31 million, which includes an income tax refund received in the second quarter of fiscal 2014. These unfavorable effects were partially offset by an increase in our cash collections.
Investing Activities:
Net cash used in investing activities for the second quarter of fiscal 2014 was $44 million compared with $213 million for the second quarter of fiscal 2013. The decrease was primarily due to the cash paid for purchases of short-term investments of $154 million in the second quarter of fiscal 2013.
Financing Activities:
Net cash provided by financing activities for the second quarter of fiscal 2014 was $221 million compared with net cash used in financing activities of $348 million for the second quarter of fiscal 2013. The change was primarily due to receipt of the proceeds of $498 million from our August 2013 debt offering and a decrease in common shares repurchased of $107 million.

First Half Comparison Fiscal 2014 Versus Fiscal 2013
Operating Activities:
Net cash provided by operating activities for the first half of fiscal 2014 was $98 million, representing a decrease of $174 million compared with the first half of fiscal 2013. Net cash provided by operating activities was unfavorably affected by an increase in income tax payments of $105 million, which includes an income tax refund received in the second quarter of fiscal 2014. In addition, there was an unfavorable effect from the payments associated with the Fiscal 2014 Plan of $62 million and the decrease in the amount capitalized for internally developed software costs of approximately $40 million. These unfavorable effects were partially offset by an increase in our cash collections. For the first quarter of fiscal 2013, other disbursements, net included the $35 million in cash proceeds received as other income from the aforementioned intellectual property transaction.
Product development and enhancements expenses are expected to increase in future periods as the amount capitalized for internally developed software costs decreases (see “Amortization of Capitalized Software Costs” above). This resulted in additional operating cash outflows for the first half of fiscal 2014 and we expect that this will continue to have an unfavorable effect on operating cash flows for the remainder of fiscal 2014. In addition, we currently expect the payments associated with the Fiscal 2014 Plan of over $100 million and an increase in cash taxes to have unfavorable effects on cash flows from operations for fiscal 2014. As a result, we expect a year-over-year decrease in cash flows from operations for fiscal 2014 compared with fiscal 2013.
Investing Activities:
Net cash used in investing activities for the first half of fiscal 2014 was $20 million compared with $274 million for the first half of fiscal 2013. The decrease was primarily due to the cash received from short-term investment maturities of $184 million in the first half of fiscal 2014 compared with the purchases of short-term investments of $154 million in the first half of fiscal 2013. In addition, there was a decrease in capitalized software development costs of $43 million in the first half of fiscal 2014. The decreases in net cash used in investing activities were partially offset by an increase in cash paid for acquisitions of $113 million in the first half of fiscal 2014.
Financing Activities:
Net cash provided by financing activities for the first half of fiscal 2014 was $83 million compared with net cash used in financing activities of $531 million for the first half of fiscal 2013. The change was primarily due to the receipt of proceeds of $498 million from our August 2013 debt offering and a decrease in common shares repurchased of $144 million.
Debt Obligations
As of September 30, 2013 and March 31, 2013, our debt obligations consisted of the following:

	September 30, 2013	March 31, 2013
	(in millions)
Revolving credit facility due June 2018	$—	$—
5.375% Notes due November 2019	750	750
6.125% Notes due December 2014, net of unamortized premium from fair value hedge of $14 and $19	514	519
2.875% Notes due August 2018	250	—
4.500% Notes due August 2023	250	—
Other indebtedness, primarily capital leases	21	26
Unamortized discount for Notes	(6)	(5)
Total debt outstanding	$1,779	$1,290
Less the current portion	(11)	(16)
Total long-term debt portion	$1,768	$1,274
In August 2013, we issued $250 million of 2.875% Senior Notes due August 2018 (2.875% Notes) and $250 million of 4.500% Senior Notes due August 2023 (4.500% Notes), for an aggregate principal amount of $500 million. The 2.875% Notes and 4.500% Notes are senior unsecured obligations that rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium of 25 basis points and 30 basis points for the 2.875% Notes and 4.500% Notes, respectively. Interest on the 2.875% Notes and 4.500% Notes is payable semiannually in August and February, beginning February 2014. The 2.875% Notes and 4.500% Notes contain customary covenants and events of default. The maturity of the 2.875% Notes and the 4.500% Notes may be accelerated by holders upon certain events of default, including failure to make payments when due and failure to comply with covenants.

Other Indebtedness
In June 2013, we amended our revolving credit facility to extend the due date from August 2016 to June 2018. At September 30, 2013 and March 31, 2013, there were no outstanding borrowings under the revolving credit facility.
We have available an unsecured and uncommitted multi-currency line of credit to meet short-term working capital needs for our subsidiaries operating outside the United States. We use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At September 30, 2013 and March 31, 2013, $43 million and $53 million, respectively, of this line of credit were pledged in support of bank guarantees and other local credit lines, and none of these arrangements had been drawn down by third parties.
We use a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, we and our participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. The activity under this cash pooling arrangement for the six months ended September 30, 2013 and 2012 was as follows:

	Six Months Ended September 30,
	2013	2012
	(in millions)
Total borrowing position outstanding at beginning of period (1)	$136	$139
Borrowings	1,609	513
Repayments	(1,639)	(481)
Foreign currency exchange effect	20	(7)
Total borrowing position outstanding at end of period (1)	$126	$164

(1)	Included in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheets.
For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2013 Form 10-K.
Effect of Exchange Rate Changes
There was a $36 million favorable impact to our cash balances in the first half of fiscal 2014 predominantly due to the weakening of the U.S. dollar against the euro (6%) and the British pound sterling (7%), offset by the strengthening of the U.S. dollar against the Australian dollar (11%) and the Brazilian real (9%).
There was a $60 million unfavorable impact to our cash balances in the first half of fiscal 2013 predominantly due to the strengthening of the U.S. dollar against the euro (4%), the Brazilian real (10%) and the Israeli shekel (5%), offset by the strengthening of the Japanese yen (6%) against the U.S. dollar.

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2013 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At September 30, 2013, there was no material change to this information.

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

Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2013 Form 10-K. We believe that as of September 30, 2013, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the second quarter of fiscal 2014:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
July 1, 2013 - July 31, 2013	—	$—	—	$452,271
August 1, 2013 - August 31, 2013	4,807	$30.16	4,807	$307,271
September 1, 2013 - September 30, 2013	—	$—	—	$307,271
Total	4,807		4,807
On January 23, 2012, our Board of Directors approved a capital allocation program that authorized us to acquire up to $1.5 billion of our common stock.
During the first half of fiscal 2014, we repurchased 7 million shares of our common stock for $198 million. At September 30, 2013, we remained authorized to purchase $307 million of our common stock under the capital allocation program. The Company expects to complete the authorized share repurchase program by the end of our fiscal year ending March 31, 2014.

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
Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 8, 2012.*

4.2
Officers’ Certificate dated August 16, 2013 establishing the terms of the 2.875% Senior Notes due 2018 and the 4.500% Senior Notes due 2023  (including the forms of the Senior Notes) pursuant to the Company’s Indenture dated as of June 1, 2008 with U.S. Bank National Association, as trustee.
Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 16, 2013.*

10.1**	Schedules A, B, and C (as amended) to CA, Inc. Change in Control Severance Policy.	Filed herewith.

10.2**	Form of Sign-On Award Agreement for Lauren P. Flaherty under the CA, Inc. 2011 Incentive Plan - Restricted Stock Units.	Filed herewith.

10.3**	Form of Sign-On Award Agreement for Lauren P. Flaherty under the CA, Inc. 2011 Incentive Plan - Nonqualified Stock Options.	Filed herewith.

12.1	Statement of Ratio of Earnings to Fixed Charges.	Filed herewith.

15	Accountants’ acknowledgment letter.	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language):	Filed herewith.

(i) Condensed Consolidated Balance Sheets — September 30, 2013 (Unaudited) and March 31, 2013.

(ii) Unaudited Condensed Consolidated Statements of Operations — Three and Six Months Ended September 30, 2013 and 2012.

(iii) Unaudited Condensed Consolidated Statements of Comprehensive Income — Three and Six Months Ended September 30, 2013 and 2012.

(iv) Unaudited Condensed Consolidated Statements of Cash Flows — Six Months Ended September 30, 2013 and 2012.

(v) Notes to Condensed Consolidated Financial Statements — September 30, 2013.

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
Dated: October 25, 2013