Form 10-Q
period 2013-12-31
CA, INC.
filed 2014-01-22
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
or
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

(Check one:)
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of January 15, 2014
par value $0.10 per share	447,768,051

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of December 31, 2013, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended December 31, 2013 and 2012, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
New York, New York
January 22, 2014

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31, 2013	March 31, 2013
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,974	$2,593
Short-term investments	8	183
Trade accounts receivable, net	714	856
Deferred income taxes	338	346
Other current assets	156	148
Total current assets	$4,190	$4,126
Property and equipment, net of accumulated depreciation of $826 and $786, respectively	$290	$311
Goodwill	5,922	5,871
Capitalized software and other intangible assets, net	1,129	1,231
Deferred income taxes	74	77
Other noncurrent assets, net	172	195
Total assets	$11,777	$11,811
Liabilities and stockholders' equity:
Current liabilities:
Current portion of long-term debt	$519	$16
Accounts payable	79	93
Accrued salaries, wages and commissions	245	304
Accrued expenses and other current liabilities	411	406
Deferred revenue (billed or collected)	2,151	2,482
Taxes payable, other than income taxes payable	72	77
Federal, state and foreign income taxes payable	47	151
Deferred income taxes	13	12
Total current liabilities	$3,537	$3,541
Long-term debt, net of current portion	$1,253	$1,274
Federal, state and foreign income taxes payable	180	338
Deferred income taxes	89	120
Deferred revenue (billed or collected)	893	975
Other noncurrent liabilities	135	113
Total liabilities	$6,087	$6,361
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 443,170,508 and 448,149,131 shares outstanding, respectively	59	59
Additional paid-in capital	3,590	3,593
Retained earnings	5,823	5,357
Accumulated other comprehensive loss	(185)	(155)
Treasury stock, at cost, 146,524,573 and 141,545,950 shares, respectively	(3,597)	(3,404)
Total stockholders' equity	$5,690	$5,450
Total liabilities and stockholders' equity	$11,777	$11,811
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012
Revenue:
Subscription and maintenance	$951	$966	$2,840	$2,906
Professional services	94	97	289	283
Software fees and other	118	132	302	303
Total revenue	$1,163	$1,195	$3,431	$3,492
Expenses:
Costs of licensing and maintenance	$79	$72	$223	$210
Cost of professional services	88	92	264	266
Amortization of capitalized software costs	72	66	214	197
Selling and marketing	293	331	834	953
General and administrative	95	96	277	304
Product development and enhancements	149	120	429	368
Depreciation and amortization of other intangible assets	40	39	113	120
Other (gains) expenses, net	13	9	156	(14)
Total expenses before interest and income taxes	$829	$825	$2,510	$2,404
Income before interest and income taxes	$334	$370	$921	$1,088
Interest expense, net	15	12	39	33
Income before income taxes	$319	$358	$882	$1,055
Income tax expense	87	107	75	342
Net income	$232	$251	$807	$713

Basic income per common share	$0.52	$0.55	$1.78	$1.54
Basic weighted average shares used in computation	446	452	448	458

Diluted income per common share	$0.51	$0.55	$1.78	$1.53
Diluted weighted average shares used in computation	448	453	449	460
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012
Net income	$232	$251	$807	$713
Other comprehensive loss
Foreign currency translation adjustments	(10)	(1)	(30)	(11)
Total other comprehensive loss	$(10)	$(1)	$(30)	$(11)
Comprehensive income	$222	$250	$777	$702
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Nine Months Ended December 31,
	2013	2012
Operating activities:
Net income	$807	$713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	327	317
Deferred income taxes	(75)	46
Provision for bad debts	5	4
Share-based compensation expense	64	62
Asset impairments and other non-cash items	9	6
Foreign currency transaction losses	3	19
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	133	105
Decrease in deferred revenue	(429)	(420)
(Decrease) increase in taxes payable, net	(247)	74
Increase (decrease) in accounts payable, accrued expenses and other	20	(37)
Decrease in accrued salaries, wages and commissions	(57)	(66)
Changes in other operating assets and liabilities	(33)	15
Net cash provided by operating activities	$527	$838
Investing activities:
Acquisitions of businesses, net of cash acquired, and purchased software	$(127)	$(18)
Purchases of property and equipment	(52)	(41)
Proceeds from sale of assets	12	—
Capitalized software development costs	(39)	(122)
Purchases of short-term investments	(9)	(346)
Maturities of short-term investments	184	163
Other investing activities	(1)	2
Net cash used in investing activities	$(32)	$(362)
Financing activities:
Dividends paid	$(341)	$(349)
Purchases of common stock	(340)	(421)
Notional pooling borrowings	2,577	791
Notional pooling repayments	(2,603)	(787)
Debt borrowings	498	—
Debt repayments	(12)	(9)
Debt issuance costs	(5)	—
Exercise of common stock options and other	74	22
Net cash used in financing activities	$(152)	$(753)
Effect of exchange rate changes on cash	$38	$(49)
Increase (decrease) in cash and cash equivalents	$381	$(326)
Cash and cash equivalents at beginning of period	$2,593	$2,679
Cash and cash equivalents at end of period	$2,974	$2,353
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
Operating results for the three and nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014.
Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 59% being held by the Company’s foreign subsidiaries outside the United States at December 31, 2013.
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

The pro forma effects of the Company’s first quarter fiscal year 2014 acquisition of Layer 7 on the Company’s revenues and results of operations during fiscal year 2013 were considered immaterial. The preliminary purchase price allocation as of December 31, 2013 is as follows:

(dollars in millions)	Layer 7	Estimated Useful Life
Finite-lived intangible assets (1)	$26	2-4 years
Purchased software	87	5 years
Goodwill	55	Indefinite
Deferred tax liabilities	(13)	—
Other assets net of other liabilities assumed (2)	—	—
Purchase price	$155

(1)	Includes customer relationships and trade names.

(2)	Includes approximately $9 million of cash acquired.
Revisions to the purchase price allocation made since the date of acquisition were to account for changes in our fair value analysis and deferred taxes. The revisions to the purchase price allocation were not material to the Company's financial statements for the third quarter and first nine months of fiscal year 2014. Transaction costs for the acquisition were immaterial. The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded to goodwill. The preliminary allocation of a significant portion of the purchase price to goodwill was predominantly due to synergies the Company expects from marketing and integration of the Layer 7 products with other products of the Company and intangible assets that are not separable, such as assembled workforce and going concern. The goodwill relating to the Company’s acquisition of Layer 7 is not deductible for tax purposes and was allocated to the Enterprise Solutions segment. The allocation of purchase price to acquired identifiable assets, including intangible assets, is preliminary because the Company has not completed its fair value analysis and review of historical tax records of Layer 7.
The Company had approximately $33 million and $14 million of accrued acquisition-related costs at December 31, 2013 and March 31, 2013, respectively, related to purchase price amounts withheld to support indemnification obligations by the sellers.

NOTE C – SEVERANCE AND EXIT COSTS
Fiscal year 2014 re-balancing plan: The fiscal year 2014 re-balancing plan (Fiscal 2014 Plan) was announced in May 2013 and will consist of a termination of more than 1,200 employees and consolidations of several facilities. The reduction in the number of employees is expected to be temporary as the Company intends to hire additional personnel with skills that will enable the Company to better focus its resources on key products and market segments. The total amount incurred for severance and facility exit costs under the Fiscal 2014 Plan for the first nine months of fiscal year 2014 was approximately $114 million and $20 million, respectively, and is presented in "Other (gains) expenses, net" in the Company's Condensed Consolidated Statement of Operations. The Company expects total costs of the Fiscal 2014 Plan to be approximately $150 million (including severance costs of approximately $130 million and global facility consolidation costs of approximately $20 million). Actions under the Fiscal 2014 Plan are expected to be substantially completed by the end of fiscal year 2014.
Accrued severance and exit costs and changes in the accruals during the nine months ended December 31, 2013 and 2012 were as follows:

(in millions)	Accrued Balance at March 31, 2013	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at December 31, 2013
Severance charges	$16	$123	$(9)	$(88)	$3	$45
Facility exit charges	23	20	—	(9)	(3)	31
Total accrued liabilities	$39					$76

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Accrued Balance at March 31, 2012	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at December 31, 2012
Severance charges	$13	$18	$(3)	$(8)	$—	$20
Facility exit charges	40	—	—	(11)	(4)	25
Total accrued liabilities	$53					$45
Balances at December 31, 2013 and 2012 include severance accruals of approximately $5 million and $20 million, respectively, and facility exit accruals of approximately $14 million and $25 million, respectively, for plans and actions prior to fiscal year 2014.
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

NOTE D – TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	December 31, 2013	March 31, 2013
	(in millions)
Accounts receivable – billed	$644	$796
Accounts receivable – unbilled	68	63
Other receivables	23	21
Less: Allowances	(21)	(24)
Trade accounts receivable, net	$714	$856

NOTE E – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at December 31, 2013 were as follows:

	At December 31, 2013
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,693	$4,797	$896	$334	$562
Internally developed software products	1,560	722	838	391	447
Other intangible assets	846	486	360	240	120
Total capitalized software and other intangible assets	$8,099	$6,005	$2,094	$965	$1,129

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

Based on the capitalized software and other intangible assets recorded through December 31, 2013, the projected annual amortization expense for fiscal year 2014 and the next four fiscal years is expected to be as follows:

	Year Ended March 31,
	2014	2015	2016	2017	2018
	(in millions)
Purchased software products	$117	$109	$107	$105	$102
Internally developed software products	166	151	119	85	40
Other intangible assets	63	57	28	9	5
Total	$346	$317	$254	$199	$147
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
Goodwill activity by segment for the nine months ended December 31, 2013 was as follows:

(in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Balance at March 31, 2013	$4,178	$1,612	$81	$5,871
Revision to preliminary purchase price allocation of prior year acquisition	—	(6)	—	(6)
Balance at March 31, 2013 as revised	$4,178	$1,606	$81	$5,865
Acquisitions	—	55	—	55
Foreign currency translation adjustment	—	2	—	2
Balance at December 31, 2013	$4,178	$1,663	$81	$5,922

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEFERRED REVENUE
The current and noncurrent components of “Deferred revenue (billed or collected)” at December 31, 2013 and March 31, 2013 were as follows:

	December 31, 2013	March 31, 2013
	(in millions)
Current:
Subscription and maintenance	$1,987	$2,307
Professional services	142	154
Software fees and other	22	21
Total deferred revenue (billed or collected) – current	$2,151	$2,482
Noncurrent:
Subscription and maintenance	$862	$940
Professional services	30	33
Software fees and other	1	2
Total deferred revenue (billed or collected) – noncurrent	$893	$975
Total deferred revenue (billed or collected)	$3,044	$3,457

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
At December 31, 2013 and March 31, 2013, there were no outstanding borrowings under the revolving credit facility and, based on the Company's credit ratings, the rates applicable to the facility at December 31, 2013 and March 31, 2013 were as follows:

	December 31, 2013	March 31, 2013
Applicable margin on Base Rate borrowing	0.125%	0.250%
Weighted average interest rate on outstanding borrowings	—%	—%
Applicable margin on Eurocurrency Rate borrowing	1.000%	1.100%
Facility commitment fee	0.125%	0.150%

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interest rate that would have applied at December 31, 2013 to a borrowing under the revolving credit facility due June 2018 would have been 3.38% for Base Rate borrowings and 1.17% for Eurocurrency Rate borrowings. The Company capitalized the transaction fees of approximately $1 million associated with the extension of the revolving credit facility due June 2018. These fees are being amortized to “Interest expense, net” in the Condensed Consolidated Statements of Operations.
There was no borrowing activity under the revolving credit facility for the nine months ended December 31, 2013. The revolving credit facility due June 2018 contains customary covenants for borrowings of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the revolving credit facility agreement, must not exceed 4.00 to 1.00; and (ii) for the 12 months ending at any date, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the credit agreement, must not be less than 3.50 to 1.00. At December 31, 2013, the Company was in compliance with all covenants.
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
At December 31, 2013, the fair value of these derivatives was an asset of approximately $11 million, of which approximately $11 million is included in “Other current assets” in the Company’s Condensed Consolidated Balance Sheet.
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
At December 31, 2013, foreign currency contracts outstanding consisted of purchase and sales contracts with a total gross notional value of approximately $662 million, and durations of less than three months. The net fair value of these contracts at December 31, 2013 was a net asset of approximately $5 million, of which approximately $10 million is included in “Other current assets” and approximately $5 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
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
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations
	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)	2013	2012	2013	2012
Interest expense, net – interest rate swaps designated as fair value hedges	$(3)	$(3)	$(9)	$(9)
Other (gains) expenses, net – foreign currency contracts	$(5)	$(7)	$(20)	$2

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were in a net asset position at December 31, 2013 and March 31, 2013. The Company posted no collateral at December 31, 2013 or March 31, 2013. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

NOTE I – FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at December 31, 2013 and March 31, 2013:

	At December 31, 2013				At March 31, 2013
	Fair Value Measurement Using Input Types		Estimated Fair Value		Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total		Level 1	Level 2	Total
Assets:
Money market funds	$1,154	$—	$1,154	(1)	$1,280	$—	$1,280	(2)
Foreign exchange derivatives (3)	—	10	10		—	1	1
Interest rate derivatives (3)	—	11	11		—	19	19
Total assets	$1,154	$21	$1,175		$1,280	$20	$1,300
Liabilities:
Foreign exchange derivatives (3)	$—	$5	$5		$—	$—	$—
Total liabilities	$—	$5	$5		$—	$—	$—

(1)
At December 31, 2013, the Company had approximately $1,104 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheet.

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
At December 31, 2013 and March 31, 2013, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses, and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.
The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that were not measured at fair value on a recurring basis at December 31, 2013 and March 31, 2013:

	At December 31, 2013		At March 31, 2013
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,772	$1,873	$1,290	$1,413
Facility exit reserve (2)	$31	$34	$23	$27

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facility exit reserve is determined using the Company’s incremental borrowing rate at December 31, 2013 and March 31, 2013. At December 31, 2013 and March 31, 2013, the facility exit reserve included approximately $11 million and $6 million, respectively, in “Accrued expenses and other current liabilities” and approximately $20 million and $17 million, respectively, in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets (Level 3).

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – COMMITMENTS AND CONTINGENCIES
The Company, various subsidiaries, and certain current and former officers have been or, from time to time, may be named as defendants in various lawsuits and claims arising in the normal course of business. The Company may also become involved with contract issues and disputes with customers, including government customers. For example, the Company, the General Services Administration (GSA) and the U.S. Department of Justice (DOJ) have been and continue to be in discussions and document production related to the pricing of the Company’s government sales transactions under the Company’s GSA schedule contract, entered into in 2002 and extended through subsequent amendments. In the course of those discussions, the government has indicated that it may file a complaint under the civil False Claims Act. The Company cannot predict if, or when, the government may choose to file a complaint or the amount of damages the government may seek if it does file a complaint in this matter. Although the timing and ultimate outcome of this matter cannot be determined, the Company believes that the material aspects of the government’s liability theories are unfounded.
The Company believes that it has meritorious defenses in connection with its current lawsuits and material claims and disputes, and intends to vigorously contest each of them.
Based on the Company's experience, management believes that the damages amounts claimed in a case are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of cases.
In the opinion of the Company's management based upon information currently available to the Company, while the outcome of these lawsuits, claims and disputes is uncertain, the likely results of these lawsuits, claims and disputes are not expected, either individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows, although the effect could be material to the Company's results of operations or cash flows for any interim reporting period. For some of these matters, the Company is unable to estimate a range of reasonably possible loss due to the stage of the matter and/or other particular circumstances of the matter. For others, a range of reasonably possible loss can be estimated. For those matters for which such a range can be estimated, the Company estimates that, in the aggregate, the range of reasonably possible loss is from zero to $25 million. This is in addition to amounts, if any, that have been accrued for those matters.
The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company has advanced and will continue to advance certain attorneys' fees and expenses incurred by officers and directors in various lawsuits and investigations, as required under Delaware law.

NOTE K – STOCKHOLDERS’ EQUITY
Stock Repurchases: During the nine months ended December 31, 2013, the Company repurchased approximately 11 million shares of its common stock for approximately $338 million. At December 31, 2013, the Company remained authorized to purchase approximately $167 million of its common stock under its current stock repurchase program.
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in "Accumulated other comprehensive loss" in the Company’s Condensed Consolidated Balance Sheets at December 31, 2013 and March 31, 2013 were approximately $185 million and $155 million, respectively.
Cash Dividends: The Company’s Board of Directors declared the following dividends during the nine months ended December 31, 2013 and 2012:
Nine Months Ended December 31, 2013:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 9, 2013	$0.25	May 23, 2013	$114	June 11, 2013
August 1, 2013	$0.25	August 22, 2013	$114	September 10, 2013
November 6, 2013	$0.25	November 21, 2013	$113	December 10, 2013

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
The following table presents basic and diluted income per common share information for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Basic income per common share:
Net income	$232	$251	$807	$713
Less: Net income allocable to participating securities	(2)	(3)	(8)	(8)
Net income allocable to common shares	$230	$248	$799	$705
Weighted average common shares outstanding	446	452	448	458
Basic income per common share	$0.52	$0.55	$1.78	$1.54

Diluted income per common share:
Net income	$232	$251	$807	$713
Less: Net income allocable to participating securities	(2)	(3)	(8)	(8)
Net income allocable to common shares	$230	$248	$799	$705
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	446	452	448	458
Weighted average effect of share-based payment awards	2	1	1	2
Denominator in calculation of diluted income per share	448	453	449	460
Diluted income per common share	$0.51	$0.55	$1.78	$1.53
For the three months ended December 31, 2013 and 2012, respectively, approximately 1 million and 4 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 5 million and 5 million for the three months ended December 31, 2013 and 2012, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.
For the nine months ended December 31, 2013 and 2012, respectively, approximately 2 million and 4 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 5 million and 6 million for the nine months ended December 31, 2013 and 2012, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(in millions)
Costs of licensing and maintenance	$1	$1	$3	$2
Cost of professional services	1	1	3	3
Selling and marketing	8	6	23	24
General and administrative	8	6	20	21
Product development and enhancements	5	4	15	12
Share-based compensation expense before tax	$23	$18	$64	$62
Income tax benefit	(7)	(4)	(20)	(20)
Net share-based compensation expense	$16	$14	$44	$42
The following table summarizes information about unrecognized share-based compensation costs at December 31, 2013:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$9	2.2
Restricted stock units	20	2.0
Restricted stock awards	63	2.0
Performance share units	24	2.5
Total unrecognized share-based compensation costs	$116	2.1
There were no capitalized share-based compensation costs for the three and nine months ended December 31, 2013 and 2012.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended December 31, 2013 and 2012, the Company issued options for approximately 1.6 million shares and 0.7 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

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

The shares under the 1-year PSU awards for the fiscal year 2013 and 2012 incentive plan years under the Company's long-term incentive plans were granted in the first nine months of fiscal years 2014 and 2013, respectively. The awards vest 34% on the date of grant and 33% on the first and second anniversaries of the grant date. The table below summarizes the RSAs and RSUs granted under these PSUs:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2013	1 year	0.4	$27.11	0.1	$26.12
2012	1 year	1.2	$26.39	0.2	$25.40
The shares under the 3-year PSUs for the fiscal year 2010 incentive plan year under the Company's long-term incentive plans were granted in the first nine months of fiscal year 2013. Unrestricted shares of common stock were issued in settlement immediately upon grant as follows:

Incentive Plans for Fiscal Years	Performance Period	Unrestricted Shares (in millions)	Weighted Average Grant Date Fair Value
2010	3 years	0.2	$26.39
Share-based awards were granted under the Company's fiscal year 2013 and 2012 Sales Retention Equity Programs in the first nine months of fiscal years 2014 and 2013, respectively. These awards vest on the third anniversary of the grant date. The table below summarizes the RSAs and RSUs granted under these programs:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2013	1 year	0.2	$27.11	0.1	$24.13
2012	1 year	0.2	$26.39	0.1	$23.41

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes all of the RSAs and RSUs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2013		2012		2013	2012
	(shares in millions)
RSAs
Shares	—	(1)	—	(1)	2.7	3.6
Weighted average grant date fair value (2)	$32.51		$23.04		$27.03	$26.21
RSUs
Shares	—		0.1		0.8	0.8
Weighted average grant date fair value (3)	$—		$20.81		$25.37	$24.05

(1)	Less than 0.1 million.

(2)	The fair value is based on the quoted market value of the Company's common stock on the grant date.

(3)
The fair value is based on the quoted market value of the Company's common stock on the grant date reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the offer period. The ESPP is non-compensatory. For the six-month offer period ended June 30, 2013, the Company issued approximately 0.1 million shares under the ESPP at an average price of $27.19 per share. For the six-month offer period ended December 31, 2013, the Company issued approximately 0.1 million shares under the ESPP at an average price of $31.97 per share. As of December 31, 2013, approximately 29.6 million shares are available for future issuances under the ESPP.

NOTE N – INCOME TAXES
Income tax expense for the three and nine months ended December 31, 2013 was approximately $87 million and $75 million, respectively, compared with income tax expense for the three and nine months ended December 31, 2012 of approximately $107 million and $342 million, respectively. For the nine months ended December 31, 2013, the Company recognized a net discrete tax benefit of approximately $184 million resulting primarily from the resolutions of uncertain tax positions upon the completion of the examination of the Company's U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007.
In November 2013, the Company received a tax assessment of approximately Brazilian reais 211 million (which translated to approximately $89 million at December 31, 2013), including interest and penalties, from the Brazilian tax authority relating to fiscal years 2008-2013. The assessment included a report of findings in connection with the examination. The Company disagrees with the proposed adjustments in the assessment and intends to vigorously dispute these matters through applicable administrative and judicial procedures, as appropriate. While the Company believes that it will ultimately prevail, if not resolved in favor of the Company, the assessment could have an impact on the Company’s consolidated financial position, cash flows or results of operations. The Company does not believe it is reasonably possible that the amount of unrecognized tax benefits for this matter will significantly increase or decrease within the next 12 months.
While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its financial statements reflect the probable outcome of uncertain tax positions. The Company may adjust these uncertain tax positions, as well as any related interest or penalties, in light of changing facts and circumstances, including the settlement of income tax audits and the expirations of statutes of limitation. To the extent a settlement differs from the amounts previously reserved, that difference generally would be recognized as a component of income tax expense in the period of resolution. Although the timing of the resolution of income tax examinations is highly uncertain, it is reasonably possible that settlements, payments and new information in the next 12 months may result in changes to the Company’s uncertain tax positions related to certain federal, foreign and state tax issues, including issues involving taxation of international operations and other matters. The Company believes that such reasonably possible changes within the next 12 months may reduce the balance of unrecognized tax benefits by an amount up to $40 million.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s estimated annual effective tax rate, which excludes the impact of discrete items, for the nine months ended December 31, 2013 and 2012 was 29.4% and 32.6%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal year 2014, which are not considered in the Company's estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company's consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarter of fiscal year 2014 and the Company is anticipating a fiscal year 2014 effective tax rate of approximately 14%, which includes the impact of the aforementioned completion of the U.S. federal examination.
The completion of the examination of the Company's U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007 resulted in a reduction of approximately $221 million in the Company's uncertain tax positions as disclosed in Note 15, “Income Taxes” of the Company's Form 10-K for the year ended March 31, 2013. The Company received a cash refund of approximately $70 million following the completion of this examination.

NOTE O – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
For the nine months ended December 31, 2013 and 2012, interest payments, net were approximately $56 million and $56 million, respectively, and income taxes paid, net were approximately $368 million and $190 million, respectively. For the nine months ended December 31, 2013 and 2012, the excess tax benefits from options exercised included in financing activities were approximately $4 million and $6 million, respectively.
Non-cash investing activities for the nine months ended December 31, 2012 consisted of assets acquired under capital leases of
$9 million and the purchase of a software license for $20 million, which was paid during the fourth quarter of fiscal year
2013.
Non-cash financing activities for the nine months ended December 31, 2013 and 2012 consisted of treasury shares issued in connection with the following: share-based incentive awards granted under the Company’s equity compensation plans of approximately $47 million (net of approximately $28 million of taxes withheld) and $63 million (net of approximately $34 million of taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $28 million and $29 million, respectively.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The activity under this cash pooling arrangement for the nine months ended December 31, 2013 and 2012 was as follows:

	Nine Months Ended December 31,
	2013	2012
	(in millions)
Total borrowing position outstanding at beginning of period (1)	$136	$139
Borrowings	2,577	791
Repayments	(2,603)	(787)
Foreign currency exchange effect	28	(3)
Total borrowing position outstanding at end of period (1)	$138	$140

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

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
The Company’s segment information for the three and nine months ended December 31, 2013 and 2012 was as follows:

Three Months Ended December 31, 2013	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$622	$447	$94	$1,163
Expenses	239	378	90	707
Segment profit	$383	$69	$4	$456
Segment operating margin	62%	15%	4%	39%
Depreciation	$13	$8	$—	$21
Reconciliation of segment profit to income before income taxes for the three months ended December 31, 2013:

(in millions)
Segment profit	$456
Less:
Purchased software amortization	29
Other intangibles amortization	19
Software development costs capitalized	(1)
Internally developed software products amortization	43
Share-based compensation expense	23
Other (gains) expenses, net (1)	9
Interest expense, net	15
Income before income taxes	$319

(1)
Other (gains) expenses, net consists of approximately $12 million of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended December 31, 2013	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,865	$1,277	$289	$3,431
Expenses	709	1,105	268	2,082
Segment profit	$1,156	$172	$21	$1,349
Segment operating margin	62%	13%	7%	39%
Depreciation	$39	$26	$—	$65
Reconciliation of segment profit to income before income taxes for the nine months ended December 31, 2013:

(in millions)
Segment profit	$1,349
Less:
Purchased software amortization	88
Other intangibles amortization	48
Software development costs capitalized	(32)
Internally developed software products amortization	126
Share-based compensation expense	64
Other (gains) expenses, net (1)	134
Interest expense, net	39
Income before income taxes	$882

(1)
Other (gains) expenses, net consists of approximately $134 million of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Three Months Ended December 31, 2012	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$622	$476	$97	$1,195
Expenses	253	425	93	771
Segment profit	$369	$51	$4	$424
Segment operating margin	59%	11%	4%	35%
Depreciation	$14	$11	$—	$25
Reconciliation of segment profit to income before income taxes for the three months ended December 31, 2012:

(in millions)
Segment profit	$424
Less:
Purchased software amortization	26
Other intangibles amortization	14
Software development costs capitalized	(44)
Internally developed software products amortization	40
Share-based compensation expense	18
Other (gains) expenses, net (1)	—
Interest expense, net	12
Income before income taxes	$358

(1)	Other (gains) expenses, net consists of certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended December 31, 2012	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,869	$1,340	$283	$3,492
Expenses	764	1,191	269	2,224
Segment profit	$1,105	$149	$14	$1,268
Segment operating margin	59%	11%	5%	36%
Depreciation	$46	$33	$—	$79
Reconciliation of segment profit to income before income taxes for the nine months ended December 31, 2012:

(in millions)
Segment profit	$1,268
Less:
Purchased software amortization	80
Other intangibles amortization	41
Software development costs capitalized	(122)
Internally developed software products amortization	117
Share-based compensation expense	62
Other (gains) expenses, net (1)	2
Interest expense, net	33
Income before income taxes	$1,055

(1)	Other (gains) expenses, net consists of certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.
The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(in millions)
United States	$684	$701	$2,044	$2,068
Europe	288	291	819	830
Other	191	203	568	594
Total revenue	$1,163	$1,195	$3,431	$3,492

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
Repurchases under the Company’s stock repurchase program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through solicited or unsolicited privately negotiated transactions or otherwise. The program, which is expected to be completed by the end of the fiscal year ending March 31, 2014, does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion.
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
Beginning in fiscal 2014 we combined our Large New Enterprises and Growth Markets customer segments into a single sales coverage model to better capture market opportunities which may include smaller transaction sizes as we seek to expand our relationships with these new customers. This is in addition to our Large Existing Enterprises customer segment. These efforts are designed to accelerate new product sales outside of our contract renewal cycle. We continue to dedicate sales resources and deploy additional solutions to address opportunities to sell to new customers. In May 2013, the Company's Board of Directors approved a re-balancing plan (Fiscal 2014 Plan). The Fiscal 2014 Plan includes streamlining the Company's sales structure to eliminate redundancies while maintaining its focus on customers. In addition, the Company has consolidated its development sites into development hubs to promote collaboration and agile development process. We believe we can grow our business and increase market share by delivering differentiated technology and working through partners. We believe our customer segments allow us to better align our go-to-market initiatives with how customers want to buy. We have also implemented broad-based business initiatives to drive accountability for execution. We believe that these initiatives will benefit our performance in the long-term and allows us to sell to new customer accounts.

EXECUTIVE SUMMARY
For the third quarter of fiscal 2014, we performed better than expected in revenue and are satisfied with our renewals business and disciplined approach to cost control. We also saw good traction with our recent acquisitions, which had strong performances. However, we are focusing on the need to continue to improve in execution across development, marketing and sales.
A summary of key results for the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 is as follows:
Revenue:

•	Total revenue declined 3% as a result of a decrease in subscription and maintenance revenue and a decrease in software fees and other revenue.

•
We continue to expect a year-over-year decrease in total revenue for fiscal 2014 compared with fiscal 2013 due to our sales under-performance in fiscal 2013 and the high percentage of our revenue that is recognized from license agreements with customers signed in prior periods that are being recognized ratably. We currently expect the year-over-year percentage decline in total revenue for fiscal 2015 compared with fiscal 2014 to be similar to the year-over-year percentage decline in total revenue for fiscal 2014 compared with fiscal 2013.

Bookings:

•
Total bookings increased 27% primarily as a result of a year-over-year increase in renewals within subscription and maintenance bookings, which includes a 4-year contract renewal with a large system integrator for more than $300 million.

•	The increase in subscription and maintenance bookings was primarily attributable to an increase in our renewals, which included the aforementioned large system integrator renewal.

•	Total new product and mainframe capacity sales, a subset of our total bookings, decreased by a mid single digit percentage.

•
Mainframe new product sales decreased more than 20% and capacity sales decreased more than 15%. These decreases were primarily due to the mix of contracts renewed during the third quarter of fiscal 2014. We expect that our Mainframe Solutions revenue will continue to be generally consistent with prior periods. Enterprise solutions new product sales increased by a low single digit percentage primarily as a result of the sale of recently acquired products and new product sales attached to renewals for the third quarter of fiscal 2014.

•
We expect a majority of the increase in renewal value to occur in the second half of fiscal 2014, most of which occurred during the third quarter of fiscal 2014 as a result of the large system integrator contract renewal noted above. We expect our fourth quarter of fiscal 2014 renewals to be down compared with the year-ago-period. In addition, excluding the impact from the large customer renewal this quarter, we expect our fiscal 2015 renewal portfolio to increase by a low to mid-single digit percentage compared with fiscal 2014.

Expenses:

•
Total expenses before interest and income taxes were consistent with the year-ago period, primarily due to increases in product development and enhancements expenses, costs of licensing and maintenance and amortization of capitalized software costs. These increases were offset by a decrease in selling and marketing expenses, driven mostly by the lower number of employees within selling and marketing.

•
Product development and enhancements expenses are expected to increase in future periods as the amount capitalized for internally developed software costs decreases. While this will ultimately result in lower future amortization expense for these assets, we do not expect a material effect in fiscal 2014.

•	We also currently expect an increase in selling and marketing spending in the fourth quarter of fiscal 2014 compared with the third quarter of fiscal 2014 as we focus on new marketing initiatives.
Income taxes:

•	Income tax expense for the third quarter of fiscal 2014 and fiscal 2013 was $87 million and $107 million, respectively.

•	We expect a fiscal 2014 effective tax rate of 14%.
Diluted income per common share:

•	Diluted income per common share decreased to $0.51 from $0.55, primarily due to the decrease in revenue.
Segment results:

•
Mainframe Solutions revenue was consistent with the year-ago period. The increase in operating margin for the third quarter of fiscal 2014 was primarily a result of a decrease in selling and marketing expenses, driven mostly by the lower number of employees.

•
Enterprise Solutions revenue for the third quarter of fiscal 2014 decreased compared with the year-ago period primarily due to a decrease in new product sales in prior periods. Enterprise Solutions operating margin for the third quarter of fiscal 2014 increased compared with the year-ago period as a result of a decrease in selling and marketing expenses and product development and enhancements expenses, driven mostly by the lower number of employees.

•
Services revenue for the third quarter of fiscal 2014 decreased compared with the year-ago period primarily due to a decrease in professional services engagements, including those with government customers. Services operating margin for the third quarter of fiscal 2014 was consistent with the year-ago period.

Cash flow from operations:

•
Net cash provided by operating activities decreased 24% compared with the year-ago period primarily due to the unfavorable effect of an increase in income tax payments of $73 million, a decrease in cash collections from billings of $53 million, payments associated with the Fiscal 2014 Plan of $19 million and the decrease in the amount capitalized for internally developed software costs of approximately $40 million. These unfavorable effects were offset by lower cash disbursements.

•
We expect a year-over-year decrease in cash flows from operations for fiscal 2014 compared with fiscal 2013 due to payments associated with the Fiscal 2014 Plan of over $100 million, an increase in tax payments and an increase in operating cash outflows relating to product development and enhancements as a result of the decrease in amounts capitalized for internally developed software costs.

QUARTERLY UPDATE

•
In January 2014, the Company appointed Adam Elster as its Executive Vice President and Group Executive, Worldwide Sales and Services. Mr. Elster led the Mainframe and Customer Success group for the past two years. Mr. Elster replaces George J. Fischer, who is leaving the Company after 20 years.

•
In October 2013, we announced the opening of our CA Silicon Valley Technology Center in Santa Clara, California. This center consolidates the research and development capabilities of more than $1 billion in application, security and portfolio management acquisitions made in the San Francisco Bay Area over the past seven years and increases the Company's focus on emerging technologies, including cloud, SaaS, mobility and Big Data.

PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Third Quarter Comparison Fiscal			Percent
	2014	2013	Change	Change
	(dollars in millions)
Total revenue	$1,163	$1,195	$(32)	(3)%
Net income	$232	$251	$(19)	(8)%
Net cash provided by operating activities	$429	$566	$(137)	(24)%
Total bookings	$1,603	$1,261	$342	27%
Subscription and maintenance bookings	$1,370	$1,034	$336	32%
Weighted average subscription and maintenance license agreement duration in years	3.68	2.97	0.71	24%

	First Nine Months Comparison Fiscal			Percent
	2014	2013	Change	Change
	(dollars in millions)
Total revenue	$3,431	$3,492	$(61)	(2)%
Net income	$807	$713	$94	13%
Net cash provided by operating activities	$527	$838	$(311)	(37)%
Total bookings	$3,304	$2,651	$653	25%
Subscription and maintenance bookings	$2,717	$2,043	$674	33%
Weighted average subscription and maintenance license agreement duration in years	3.45	2.98	0.47	16%

	December 31, 2013	March 31, 2013	Change From Year End	December 31, 2012	Change From Prior Year Quarter
	(in millions)
Cash, cash equivalents and short-term investments (1)	$2,982	$2,776	$206	$2,548	$434
Total debt	$1,772	$1,290	$482	$1,301	$471
Total expected future cash collections from committed contracts (2)	$5,304	$5,173	$131	$5,083	$221
Total revenue backlog (2)	$7,634	$7,774	$(140)	$7,488	$146
Total current revenue backlog (2)	$3,457	$3,563	$(106)	$3,495	$(38)

(1)	At December 31, 2013 and March 31, 2013, short-term investments were $8 million and $183 million, respectively. At December 31, 2012, short-term investments were $195 million.

(2)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts and revenue backlog.
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

RESULTS OF OPERATIONS
The following tables present revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the third quarter and first nine months of fiscal 2014 and fiscal 2013 and the period-over-period dollar and percentage changes for those line items. These comparisons of past financial results are not necessarily indicative of future results.

	Third Quarter Comparison Fiscal 2014 Versus Fiscal 2013
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2014	2013	2014 / 2013	2014 / 2013	2014	2013
	(dollars in millions)
Revenue
Subscription and maintenance	$951	$966	$(15)	(2)%	82%	81%
Professional services	94	97	(3)	(3)	8	8
Software fees and other	118	132	(14)	(11)	10	11
Total revenue	$1,163	$1,195	$(32)	(3)%	100%	100%
Expenses
Costs of licensing and maintenance	$79	$72	$7	10%	7%	6%
Cost of professional services	88	92	(4)	(4)	8	8
Amortization of capitalized software costs	72	66	6	9	6	6
Selling and marketing	293	331	(38)	(11)	25	28
General and administrative	95	96	(1)	(1)	8	8
Product development and enhancements	149	120	29	24	13	10
Depreciation and amortization of other intangible assets	40	39	1	3	3	3
Other (gains) expenses, net	13	9	4	44	1	1
Total expenses before interest and income taxes	$829	$825	$4	—%	71%	69%
Income before interest and income taxes	$334	$370	$(36)	(10)%	29%	31%
Interest expense, net	15	12	3	25	1	1
Income before income taxes	$319	$358	$(39)	(11)%	27%	30%
Income tax expense	87	107	(20)	(19)	7	9
Net income	$232	$251	$(19)	(8)%	20%	21%

	First Nine Months Comparison Fiscal 2014 Versus Fiscal 2013
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2014	2013	2014 / 2013	2014 / 2013	2014	2013
	(dollars in millions)
Revenue
Subscription and maintenance	$2,840	$2,906	$(66)	(2)%	83%	83%
Professional services	289	283	6	2	8	8
Software fees and other	302	303	(1)	—	9	9
Total revenue	$3,431	$3,492	$(61)	(2)%	100%	100%
Expenses
Costs of licensing and maintenance	$223	$210	$13	6%	6%	6%
Cost of professional services	264	266	(2)	(1)	8	8
Amortization of capitalized software costs	214	197	17	9	6	6
Selling and marketing	834	953	(119)	(12)	24	27
General and administrative	277	304	(27)	(9)	8	9
Product development and enhancements	429	368	61	17	13	11
Depreciation and amortization of other intangible assets	113	120	(7)	(6)	3	3
Other (gains) expenses, net	156	(14)	170	NM	5	—
Total expenses before interest and income taxes	$2,510	$2,404	$106	4%	73%	69%
Income before interest and income taxes	$921	$1,088	$(167)	(15)%	27%	31%
Interest expense, net	39	33	6	18	1	1
Income before income taxes	$882	$1,055	$(173)	(16)%	26%	30%
Income tax expense	75	342	(267)	(78)	2	10
Net income	$807	$713	$94	13%	24%	20%
Note: Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
As more fully described below, the decrease in total revenue in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 was primarily attributable to a decrease in subscription and maintenance revenue and software fees and other revenue. The decrease in total revenue for the first nine months of fiscal 2014 compared with the first nine months of fiscal 2013 was primarily attributable to a decrease in subscription and maintenance revenue. There was also an unfavorable foreign exchange effect of $8 million and $26 million for the third quarter and first nine months of fiscal 2014, respectively.
Due to prior period sales under-performance, we continue to expect a year-over-year decrease in total revenue for fiscal 2014 compared with fiscal 2013 due to the high percentage of our revenue that is recognized from license agreements with customers signed in prior periods that are being recognized ratably. We currently expect the year-over-year percentage decline in total revenue for fiscal 2015 compared with fiscal 2014 to be similar to the year-over-year percentage decline in total revenue for fiscal 2014 compared with fiscal 2013.

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
The decrease in subscription and maintenance revenue in the third quarter and first nine months of fiscal 2014 compared with the third quarter and first nine months of fiscal 2013 was primarily attributable to a decrease in prior period new product and mainframe capacity sales. For the first nine months of fiscal 2014, this unfavorable effect of prior period sales was partially offset by a year-over-year increase in mainframe new product and capacity sales during the first quarter of fiscal 2014. In addition, the increased percentage of bookings recognized as software fees and other revenue during fiscal 2013 had an unfavorable effect on subscription and maintenance revenue. This is a result of the product software fees and other bookings being recognized as revenue on an up-front basis in the period in which they are recorded and not recognized ratably over the life of the contract. If the percentage of these bookings increases in the future, this will continue to have an unfavorable effect on subscription and maintenance revenue. There was also an unfavorable foreign exchange effect of $6 million and $20 million for the third quarter and first nine months of fiscal 2014, respectively.
Professional Services
Professional services revenue primarily includes product implementation, consulting, customer training and customer education. Professional services revenue for the third quarter of fiscal 2014 decreased slightly compared with the third quarter of fiscal 2013 primarily due to a decrease in professional services engagements, including those with government customers. Professional services revenue for the first nine months of fiscal 2014 increased compared with the first nine months of fiscal 2013 due to an increase in utilization of technicians leading to additional billable time on professional services engagements in the first quarter of fiscal 2014.
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
Software fees and other revenue decreased for the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 primarily as a result of a decrease in sales of enterprise solutions products recognized on an up-front basis. This decrease was primarily due to the increase in the amount of enterprise solutions product sales made in connection with renewal transactions that are recognized ratably within subscription and maintenance revenue.
Software fees and other revenue was consistent for the first nine months of fiscal 2014 compared with the first nine months of fiscal 2013.

Total Revenue by Geography
The following tables present the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the third quarter and first nine months of fiscal 2014 and the third quarter and first nine months of fiscal 2013.

	Third Quarter Comparison Fiscal 2014 Versus Fiscal 2013
	2014	%	2013	%	Dollar Change	Percentage Change
	(dollars in millions)
United States	$684	59%	$701	59%	$(17)	(2)%
International	479	41	494	41	(15)	(3)
Total Revenue	$1,163	100%	$1,195	100%	$(32)	(3)%

	First Nine Months Comparison Fiscal 2014 Versus Fiscal 2013
	2014	%	2013	%	Dollar Change	Percentage Change
	(dollars in millions)
United States	$2,044	60%	$2,068	59%	$(24)	(1)%
International	1,387	40	1,424	41	(37)	(3)
Total Revenue	$3,431	100%	$3,492	100%	$(61)	(2)%
Revenue in the United States decreased by $17 million, or 2%, for the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013. The decrease was primarily due to a decrease in subscription and maintenance revenue and a decrease in software fees and other revenue. International revenue decreased by $15 million, or 3%, for the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013. The decrease was primarily due to an unfavorable foreign exchange effect of $8 million and a decrease in subscription and maintenance revenue.
Revenue in the United States decreased by $24 million, or 1%, for the first nine months of fiscal 2014 compared with the first nine months of fiscal 2013 primarily due to a decrease in subscription and maintenance revenue. International revenue decreased by $37 million, or 3%, for the first nine months of fiscal 2014 compared with the first nine months of fiscal 2013. The decrease was primarily due to an unfavorable foreign exchange effect of $26 million and a decrease in subscription and maintenance revenue.
Price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.
Expenses
Operating expenses for the third quarter of fiscal 2014 were consistent compared with the third quarter of fiscal 2013 primarily as a result of increases in product development and enhancements expenses, costs of licensing and maintenance and amortization of capitalized software costs, offset by a decrease in selling and marketing expenses.
Operating expenses for the first nine months of fiscal 2014 increased compared with the first nine months of fiscal 2013 primarily as a result of our Fiscal 2014 Plan announced in May 2013. The Fiscal 2014 Plan comprises the termination of more than 1,200 employees and global facilities consolidations. We intend to fill most of the positions involved in the re-balancing with new employees that have skills to enable us to better focus our resources on priority products and market segments. The Fiscal 2014 Plan includes streamlining our sales structure to eliminate redundancies while maintaining our focus on customers. In addition, we have consolidated our development sites into development hubs to promote collaboration and agile development. Actions under the Fiscal 2014 Plan are expected to be substantially completed by the end of fiscal 2014. Costs associated with the Fiscal 2014 Plan are included in the "Other (gains) expenses, net" line of our Condensed Consolidated Statements of Operations. Operating expenses for the first nine months of fiscal 2014 were also unfavorably affected by an increase in product development and enhancements expenses. Partially offsetting these increases in operating expenses was a decrease in selling and marketing expenses, primarily driven by the lower number of employees, and a decrease in general and administrative expenses. In the first quarter of fiscal 2013, there was $35 million of income from an intellectual property transaction recognized in “Other (gains) expenses, net.” We currently expect an increase in selling and marketing expenses in the fourth quarter of fiscal 2014 compared with the third quarter of fiscal 2014 as we focus on our marketing initiatives.

Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. The increase in costs of licensing and maintenance in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 was primarily attributable to the addition of technical support personnel in connection with the Fiscal 2014 Plan and an increase in cost of goods sold related to the distribution of infrastructure management products. The increase in costs of licensing and maintenance in the first nine months of fiscal 2014 compared with the first nine months of fiscal 2013 was primarily attributable to the addition of technical support personnel in connection with the Fiscal 2014 Plan.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the third quarter of fiscal 2014 decreased compared with the third quarter of fiscal 2013 as a result of the decrease in personnel expenses associated with the Fiscal 2014 Plan. Cost of professional services for the first nine months of fiscal 2014 decreased slightly compared with the first nine months of fiscal 2013. Operating margin for professional services increased to 6% for the third quarter of fiscal 2014 compared with 5% for the third quarter of fiscal 2013. Operating margin for professional services increased to 9% for the first nine months of fiscal 2014 compared with 6% for the first nine months of fiscal 2013. The increase in operating margin for professional services was primarily attributable to operating efficiencies associated with the Fiscal 2014 Plan.
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
The increase in amortization of capitalized software costs for the third quarter and first nine months of fiscal 2014 compared with the third quarter and first nine months of fiscal 2013 was primarily due to the increase in software development projects that have reached general availability in recent periods and amortization from assets acquired from recent acquisitions.
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
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. For the third quarter of fiscal 2014, the decrease in selling and marketing expenses compared with the third quarter of fiscal 2013 was primarily attributable to a decrease in personnel-related costs of $40 million due to a reduced headcount as a result of the Fiscal 2014 Plan and prior year actions and a decrease in commissions expense due to the lower new sales and services bookings during the third quarter of fiscal 2014.
For the first nine months of fiscal 2014, the decrease in selling and marketing expenses compared with the first nine months of fiscal 2013 was primarily attributable to a decrease in personnel-related costs of $119 million due to a reduced headcount as a result of the Fiscal 2014 Plan and prior year actions and a decrease in commissions expense due to lower new sales and services bookings during the first nine months of fiscal 2014.
We currently expect an increase in selling and marketing expenses in the fourth quarter of fiscal 2014 compared with the third quarter of fiscal 2014 as we focus on our marketing initiatives.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. For the third quarter of fiscal 2014, general and administrative expenses were consistent compared with the third quarter of fiscal 2013.
For the first nine months of fiscal 2014, general and administrative expenses decreased compared with the first nine months of fiscal 2013, primarily due to a decrease in costs associated with external consultants of $10 million and other non re-occurring items.

Product Development and Enhancements
For the third quarters of fiscal 2014 and fiscal 2013, product development and enhancements expenses represented 13% and 10% of total revenue, respectively. The increase in product development and enhancements expenses was primarily attributable to the decrease in capitalized software development costs of $43 million (see “Amortization of Capitalized Software Costs” above), offset by a decrease in personnel-related costs from a reduced headcount as a result of the Fiscal 2014 Plan and prior year actions.
For the first nine months of fiscal 2014 and fiscal 2013, product development and enhancements expenses represented 13% and 11% of total revenue, respectively. The increase in product development and enhancements expenses was primarily attributable to the decrease in capitalized software development costs of $90 million (see “Amortization of Capitalized Software Costs” above), offset by a decrease in personnel-related costs from a reduced headcount as a result of the Fiscal 2014 Plan and prior year actions.
Product development and enhancements expenses are expected to increase in future periods as the amount of capitalized software development costs decreases (see “Amortization of Capitalized Software Costs” above).
Depreciation and Amortization of Other Intangible Assets
For the third quarter of fiscal 2014, depreciation and amortization expense was consistent compared with the third quarter of fiscal 2013. This was due to an increase in amortization of other intangible assets acquired from recent acquisitions, offset by a decrease in depreciation expense. The decrease in depreciation expense was primarily due to property and equipment that became fully depreciated in the first quarter of fiscal 2014.
The decrease in depreciation and amortization of other intangible assets for the first nine months of fiscal 2014 compared with the first nine months of fiscal 2013 was due to a decrease in depreciation expense, primarily as a result of property and equipment that became fully depreciated in the first quarter of fiscal 2014. This decrease was partially offset by an increase in amortization of other intangible assets acquired from recent acquisitions.
Other (Gains) Expenses, Net
Other (gains) expenses, net includes gains and losses attributable to divested assets, foreign exchange derivative contracts, foreign currency exchange rate fluctuations, impairment charges, costs associated with the Fiscal 2014 Plan, costs associated with prior period restructuring actions, legal settlements and other miscellaneous items. Foreign exchange derivative contracts are used to mitigate a portion of our operating risks and exposure to foreign currency exchange rates. The summary of other (gains) expense, net is as follows:

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013
	(dollars in millions)
Fiscal 2014 Plan	$12	$—
Legal Settlements	12	5
(Gains) from foreign exchange derivative contracts	(5)	(7)
Losses from foreign exchange rate fluctuations	3	10
Other miscellaneous items	(9)	1
Total	$13	$9

	First Nine Months Fiscal 2014	First Nine Months Fiscal 2013
	(dollars in millions)
Fiscal 2014 Plan	$134	$—
Legal Settlements	28	11
(Gains) losses from foreign exchange derivative contracts	(20)	2
Losses from foreign exchange rate fluctuations	23	7
Assignment of rights to intellectual property	—	(35)
Other miscellaneous items	(9)	1
Total	$156	$(14)

For the first nine months of fiscal 2013, other (gains) expenses, net included a transaction in the first quarter of fiscal 2013 to assign the rights of certain of our intellectual property assets to a large technology company for $35 million as part of an effort to more fully utilize our intellectual property assets. We will continue to have the ability to use these intellectual property assets in current and future product offerings.
Interest Expense, Net
Interest expense, net for the third quarter and first nine months of fiscal 2014 increased compared with the third quarter and first nine months of fiscal 2013 as a result of additional interest expense relating to our debt offering that occurred during the second quarter of fiscal 2014 (see “Debt Obligations" below).
Income Taxes
Income tax expense for the third quarter and first nine months of fiscal 2014 was $87 million and $75 million, respectively, compared with income tax expense of $107 million and $342 million for the third quarter and first nine months of fiscal 2013, respectively. For the first nine months of fiscal 2014, we recognized a net discrete tax benefit of approximately $184 million, resulting primarily from the resolutions of uncertain tax positions upon the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007.
In November 2013, we received a tax assessment of Brazilian reais 211 million (which translated to $89 million at December 31, 2013), including interest and penalties, from the Brazilian tax authority relating to fiscal years 2008-2013. The assessment included a report of findings in connection with the examination. We disagree with the proposed adjustments in the assessment and intend to vigorously dispute these matters through applicable administrative and judicial procedures, as appropriate. While we believe that we will ultimately prevail, if not resolved in our favor, the assessment could have an impact on our consolidated financial position, cash flows or results of operations. We do not believe it is reasonably possible that the amount of unrecognized tax benefits for this matter will significantly increase or decrease within the next 12 months.
While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our financial statements reflect the probable outcome of uncertain tax positions. We may adjust these uncertain tax positions, as well as any related interest or penalties, in light of changing facts and circumstances, including the settlement of income tax audits and the expirations of statutes of limitation. To the extent a settlement differs from the amounts previously reserved, that difference generally would be recognized as a component of income tax expense in the period of resolution. Although the timing of the resolution of income tax examinations is highly uncertain, it is reasonably possible that settlements, payments and new information in the next 12 months may result in changes to our uncertain tax positions related to certain federal, foreign and state tax issues, including issues involving taxation of international operations and other matters. We believe that such reasonably possible changes within the next 12 months may reduce the balance of unrecognized tax benefits by an amount up to $40 million.
Our estimated annual effective tax rate, which excludes the impact of discrete items, for the first nine months of fiscal 2014 and fiscal 2013 was 29.4% and 32.6%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal 2014, which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarter of fiscal 2014 and we are anticipating a fiscal 2014 effective tax rate of 14%, which includes the impact of the aforementioned completion of the U.S. federal examination.
The completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007 resulted in a reduction of $221 million in our uncertain tax positions as disclosed in Note 15, “Income Taxes” of our Fiscal 2013 Form 10-K. We received a cash refund of approximately $70 million following the completion of this examination.
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
Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; certain foreign exchange derivative hedging gains and losses; costs associated with the Fiscal 2014 Plan; and other miscellaneous costs. Additionally, starting in the first quarter of fiscal 2014, the measure of segment expenses and segment profit was revised by the Chief Operating Decision Maker, who is our Chief Executive Officer, to treat all costs of internal software development as segment expense in the period the costs are incurred and as a result, we will add back capitalized internal software costs and exclude amortization of internally developed software costs previously capitalized from segment expenses. Prior period segment expense and profit information has been revised to present segment profit and expense on a consistent basis.

Segment financial information for the third quarter and first nine months of fiscal 2014 and fiscal 2013 is as follows:

Mainframe Solutions
	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013
	(dollars in millions)
Revenue	$622	$622
Expenses	239	253
Segment profit	$383	$369
Segment operating margin	62%	59%

	First Nine Months Fiscal 2014	First Nine Months Fiscal 2013
	(dollars in millions)
Revenue	$1,865	$1,869
Expenses	709	764
Segment profit	$1,156	$1,105
Segment operating margin	62%	59%
For the third quarter of fiscal 2014, Mainframe Solutions revenue was consistent with the year-ago period. There was an unfavorable foreign exchange effect of $4 million compared with the year-ago period. The increase in operating margin for the third quarter of fiscal 2014 was primarily a result of a decrease in selling and marketing expenses, driven mostly by the lower number of employees.
For the first nine months of fiscal 2014, Mainframe Solutions revenue decreased from the year-ago period primarily due to an unfavorable foreign exchange effect of $13 million. Excluding the effect of foreign exchange, Mainframe Solutions would have increased slightly as a result of the increase in new product sales from the first quarter of fiscal 2014, increased mainframe capacity sales from the first half of fiscal 2014 and improved renewal yields. The increase in operating margin for the first nine months of fiscal 2014 was primarily a result of a decrease in selling and marketing.

Enterprise Solutions
	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013
	(dollars in millions)
Revenue	$447	$476
Expenses	378	425
Segment profit	$69	$51
Segment operating margin	15%	11%

	First Nine Months Fiscal 2014	First Nine Months Fiscal 2013
	(dollars in millions)
Revenue	$1,277	$1,340
Expenses	1,105	1,191
Segment profit	$172	$149
Segment operating margin	13%	11%
Enterprise Solutions revenue for the third quarter of fiscal 2014 decreased compared with the year-ago period primarily due to a decrease in new product sales in prior periods. There was also an unfavorable foreign exchange effect of $4 million compared with the year-ago period. Enterprise Solutions operating margin for the third quarter of fiscal 2014 increased compared with the year-ago period as a result of a decrease in selling and marketing expenses and product development and enhancements expense, driven mostly by the lower number of employees.

Enterprise Solutions revenue for the first nine months of fiscal 2014 decreased compared with the year-ago period primarily due to a decrease in new product sales in prior periods. There was also an unfavorable foreign exchange effect of $12 million compared with the year-ago period. Enterprise Solutions operating margin for the first nine months of fiscal 2014 increased as a result of the decrease in selling and marketing and product development and enhancement expenses during the first nine months of fiscal 2014. The first nine months of fiscal 2013 included income from the aforementioned $35 million intellectual property transaction, which contributed three percentage points to operating margin in the first nine months of fiscal 2013.

Services
	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013
	(dollars in millions)
Revenue	$94	$97
Expenses	90	93
Segment profit	$4	$4
Segment operating margin	4%	4%

	First Nine Months Fiscal 2014	First Nine Months Fiscal 2013
	(dollars in millions)
Revenue	$289	$283
Expenses	268	269
Segment profit	$21	$14
Segment operating margin	7%	5%
Services revenue for the third quarter of fiscal 2014 decreased from the third quarter of fiscal 2013 primarily due to a decrease in professional services engagements, including those with government customers. Operating margin was consistent for the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013. Services revenue for the first nine months of fiscal 2014 increased from the first nine months of fiscal 2013 due to an increase in utilization of technicians leading to additional billable time on professional services engagements in the first quarter of fiscal 2014. Operating margin for Services increased in the first nine months of fiscal 2014 compared with first nine months of fiscal 2013 as a result of operating efficiencies associated with the Fiscal 2014 Plan.
Refer to Note P, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Bookings
Total Bookings
For the third quarter of fiscal 2014 and 2013, total bookings were $1,603 million and $1,261 million, respectively. The increase in bookings was primarily due to a year-over-year increase in renewals within subscription and maintenance bookings, primarily as a result of a four-year contract renewal with a large system integrator for more than $300 million.
Total bookings in the third quarter of fiscal 2014 compared with the year-ago period increased in the United States, primarily as a result of the aforementioned contract renewal with a large system integrator. In addition, and to a lesser extent, there was an increase in the Latin America region which also included a large renewal for the region and an increase in the Europe, Middle East and Africa region. These increases were partially offset by a decrease in the Asia Pacific Japan region.
Mainframe renewals, and to a lesser extent, enterprise solutions renewals, increased year-over-year.

Total new product and mainframe capacity sales, a subset of our total bookings, decreased by a mid single digit percentage in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013. Mainframe new product sales decreased more than 20% and capacity sales decreased by more than 15%. These decreases were primarily due to the mix of contracts renewed during the third quarter of fiscal 2014. We expect that our Mainframe Solutions revenue will continue to be generally consistent to prior periods. Enterprise solutions new product sales increased by a low single digit percentage primarily as a result of the sale of recently acquired products and new product sales attached to renewals for the third quarter of fiscal 2014. Total new product and mainframe capacity sales decreased in the Europe, Middle East and Africa region and Asia Pacific Japan region, partially offset by an increase in the United States and the Latin America region. New sales associated with renewal opportunities performed well in both in the United States and Latin America region. Sales in the United States outside the renewal also performed well. However, overall new sales performance for Europe, Middle East and Africa region and Asia Pacific and Japan region was below our expectations.
For the first nine months of fiscal 2014 and 2013, total bookings were $3,304 million and $2,651 million, respectively. The increase in bookings was primarily due to a year-over-year increase in renewals within subscription and maintenance bookings.
Total bookings in the first nine months of fiscal 2014 compared with the year-ago period increased in all regions, except in the Asia Pacific Japan region.
Generally, quarters with smaller renewal inventories result in a lower level of bookings both because renewal bookings will be lower and, to a lesser extent, because renewals also remain an important selling opportunity for new products.
Total new product and mainframe capacity sales in the first nine months of fiscal 2014 decreased by a low single digit percentage compared with the first nine months of fiscal 2013. Mainframe and enterprise solutions new product sales decreased in the first nine months of fiscal 2014 compared with the first nine months of fiscal 2013. Mainframe capacity sales increased in the first nine months of fiscal 2014 compared with the first nine months of fiscal 2013, primarily due to an increase in our sales in the first half of fiscal 2014.
For the first nine months of fiscal 2014 compared with the first nine months of fiscal 2013, new product and capacity sales decreased in Europe, Middle East and Africa region and Asia Pacific Japan region, partially offset by an increase in the United States. During the first quarter of fiscal 2013, bookings performance was unexpectedly disrupted by our efforts to align our sales force to execute our customer segmented go-to-market initiative.
Subscription and Maintenance Bookings
For the third quarter of fiscal 2014 and fiscal 2013, subscription and maintenance bookings were $1,370 million and $1,034 million, respectively. The increase in subscription and maintenance bookings was primarily attributable an increase in our renewals, which includes the four-year contract renewal with a large system integrator for more than $300 million.
During the third quarter of fiscal 2014, we executed a total of 17 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $874 million, which includes the large system integrator contract renewal noted above. During the third quarter of fiscal 2013, we executed a total of 18 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $477 million. Renewal bookings, as we report them, do not include new product and capacity sales and professional services arrangements. For the third quarter of fiscal 2014 renewal bookings increased by approximately 50% compared with the third quarter of fiscal 2013. This increase was primarily due to the aforementioned contract renewal with a large system integrator.
Mainframe renewals, and to a lesser extent, enterprise solutions renewals, increased year-over-year. This increase was primarily due to a higher dollar value of contract renewals in the third quarter of fiscal 2014 compared with fiscal 2013 and also was a result of several renewals closing prior to their scheduled expiration dates. Renewals can close before their scheduled renewal date for a number of reasons, including customer preference, customer needs for additional products or capacity, or our preference. The level of contracts closed prior to scheduled expiration dates and the reasons for such closings can vary from quarter to quarter. For the third quarter of fiscal 2014, our percentage renewal yield was in the low 90 percent range. There was not a material difference between this renewal yield percentage and the renewal yield percentage as it would have been calculated under our previous methodology. We continue to expect the value of our fiscal 2014 renewals to increase by a percentage in the high single digits, excluding the aforementioned contract renewal with a large system integrator. We expected a majority of the increase in renewal value to occur in the second half of fiscal 2014, most of which occurred during the third quarter of fiscal 2014 as a result of the large system integrator contract renewal noted above. We expect our fourth quarter of fiscal 2014 renewals to be down compared with the year-ago-period. In addition, excluding the impact from the large customer renewal this quarter, we expect our fiscal 2015 renewal portfolio to increase by a low to mid-single digit percentage compared with fiscal 2014.
For the first nine months of fiscal 2014 and fiscal 2013, subscription and maintenance bookings were $2,717 million and $2,043 million, respectively. The increase in subscription and maintenance bookings was primarily attributable to an increase in our renewals, which includes the contract renewal with a large system integrator noted above. Mainframe renewals, and to a lesser extent, enterprise solutions renewals, increased year-over-year.

Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. For the third quarter of fiscal 2014, annualized subscription and maintenance bookings increased from $348 million in the prior year period to $372 million. The increase in annualized subscription and maintenance bookings was primarily a result of our increased subscription and maintenance bookings, including the large system integrator contract renewal noted above. This increase was to a greater extent than the increase in duration of those contract renewals. The weighted average subscription and maintenance license agreement duration in years increased from 2.97 in the third quarter of fiscal 2013 to 3.68 in the third quarter of fiscal 2014. This increase was primarily attributable to a larger number and dollar value of large contract renewals in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013.
Although each contract is subject to terms negotiated by the respective parties, we do not currently expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 59% held in our subsidiaries outside the United States at December 31, 2013. Cash and cash equivalents totaled $2,974 million at December 31, 2013, representing an increase of $381 million from the March 31, 2013 balance of $2,593 million. The increase in cash was primarily a result of cash received from our August 2013 debt offering and maturities of short-term investments, offset by cash paid for acquisitions, cash dividends and repurchases of our common stock. During the first nine months of fiscal 2014, there was a $38 million favorable translation effect from foreign currency exchange rates on cash held outside the United States in currencies other than the U.S. dollar.
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

For the third quarter of fiscal 2014, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $251 million compared with $257 million for the third quarter of fiscal 2013.
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

(in millions)	December 31, 2013	March 31, 2013	December 31, 2012
Billings backlog:
Amounts to be billed – current	$2,173	$2,142	$2,134
Amounts to be billed – noncurrent	2,417	2,175	2,163
Total billings backlog	$4,590	$4,317	$4,297

Revenue backlog:
Revenue to be recognized within the next 12 months – current	$3,457	$3,563	$3,495
Revenue to be recognized beyond the next 12 months – noncurrent	4,177	4,211	3,993
Total revenue backlog	$7,634	$7,774	$7,488

Deferred revenue (billed or collected)	$3,044	$3,457	$3,191
Unearned revenue yet to be billed	4,590	4,317	4,297
Total revenue backlog	$7,634	$7,774	$7,488
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

(in millions)	December 31, 2013	March 31, 2013	December 31, 2012
Expected future cash collections:
Total billings backlog	$4,590	$4,317	$4,297
Trade accounts receivable, net	714	856	786
Total expected future cash collections	$5,304	$5,173	$5,083
The increase in billings backlog at December 31, 2013 compared with March 31, 2013 and December 31, 2012 was primarily a result of our total bookings increase in the first nine months of fiscal 2014, which includes the aforementioned contract renewal with a large system integrator.
The increase in expected future cash collections at December 31, 2013 compared with March 31, 2013 and December 31, 2012 was primarily driven by an increase in billings backlog, as described above, partially offset by a decrease in trade accounts receivable.

The decrease in total revenue backlog at December 31, 2013 compared with March 31, 2013 was primarily a result of the seasonality of bookings. The increase in total revenue backlog at December 31, 2013 compared with December 31, 2012 was primarily a result of an increase in our overall bookings in the first nine months of fiscal 2014, which includes the aforementioned contract renewal with a large system integrator.
Revenue to be recognized in the next 12 months decreased by 3% at December 31, 2013 compared with March 31, 2013.
Revenue to be recognized in the next 12 months decreased by 1% at December 31, 2013 compared with December 31, 2012. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months would have been consistent at December 31, 2013 compared with December 31, 2012.
We expected a majority of the increase in renewal value to occur in the second half of fiscal 2014, most of which occurred during the third quarter of fiscal 2014 as a result of the large system integrator contract renewal noted above.
Generally, we believe that a change in the current portion of revenue backlog on a year-over-year basis is an indicator of future subscription and maintenance revenue performance due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.
Cash Provided by Operating Activities

	Third Quarter of Fiscal		Change
	2014	2013	2014 / 2013
	(in millions)
Cash collections from billings (1)	$1,289	$1,342	$(53)
Vendor disbursements and payroll (1)	(708)	(708)	—
Income tax (payments) receipts, net	(113)	(40)	(73)
Other disbursements, net (2)	(39)	(28)	(11)
Net cash provided by operating activities	$429	$566	$(137)

(1)	Amounts include value added taxes and sales taxes.

(2)
For the third quarter of fiscal 2014, amount includes $19 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For the third quarter of fiscal 2013, amount includes interest, restructuring payments and miscellaneous receipts and disbursements.

	First Nine Months of Fiscal		Change
	2014	2013	2014 / 2013
	(in millions)
Cash collections from billings (1)	$3,337	$3,357	$(20)
Vendor disbursements and payroll (1)	(2,308)	(2,334)	26
Income tax (payments) receipts, net	(368)	(190)	(178)
Other disbursements, net (2)	(134)	5	(139)
Net cash provided by operating activities	$527	$838	$(311)

(1)	Amounts include value added taxes and sales taxes.

(2)
For the first nine months of fiscal 2014, amount includes $81 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For the first nine months of fiscal 2013, amount includes interest, restructuring payments and $35 million in cash proceeds received from the aforementioned intellectual property transaction in the first quarter of fiscal 2013 and miscellaneous receipts and disbursements.

Third Quarter Comparison Fiscal 2014 Versus Fiscal 2013
Operating Activities:
Net cash provided by operating activities for the third quarter of fiscal 2014 was $429 million, representing a decrease of $137 million compared with the third quarter of fiscal 2013. Net cash provided by operating activities was unfavorably affected by an increase in income tax payments of $73 million, a decrease in cash collections from billings of $53 million, the decrease in the amount capitalized for internally developed software costs of approximately $40 million and payments associated with the Fiscal 2014 Plan of $19 million. These unfavorable effects were offset by lower cash disbursements.

Investing Activities:
Net cash used in investing activities for the third quarter of fiscal 2014 was $12 million compared with $88 million for the third quarter of fiscal 2013. The decrease was primarily due to the decrease in capitalized software development costs of $40 million and a decrease in the net cash outflows attributable to the purchase and maturity of short-term investments of $29 million during the third quarter of fiscal 2013.
Financing Activities:
Net cash used in financing activities for the third quarter of fiscal 2014 was $235 million compared with $222 million for the third quarter of fiscal 2013. The increase was primarily due to the increase in cash paid for common stock repurchases of $63 million, offset by an increase in net borrowings from our notional pooling arrangement of $32 million and an increase in the exercise of common stock options of $19 million during the third quarter of fiscal 2014.
First Nine Months Comparison Fiscal 2014 Versus Fiscal 2013
Operating Activities:
Net cash provided by operating activities for the first nine months of fiscal 2014 was $527 million, representing a decrease of $311 million compared with the first nine months of fiscal 2013. Net cash provided by operating activities was unfavorably affected by an increase in income tax payments of $178 million, which includes an income tax refund received in the second quarter of fiscal 2014 of $70 million. In addition, there was an unfavorable effect from the payments associated with the Fiscal 2014 Plan of $81 million and the decrease in the amount capitalized for internally developed software costs of approximately $80 million. For the first nine months of fiscal 2013, other disbursements, net included the $35 million in cash proceeds received as other income from the aforementioned intellectual property transaction in first quarter of fiscal 2013.
Product development and enhancements expenses are expected to increase in future periods as the amount capitalized for internally developed software costs decreases (see “Amortization of Capitalized Software Costs” above). This resulted in additional operating cash outflows for the first nine months of fiscal 2014 and we expect that this will continue to have an unfavorable effect on operating cash flows for the remainder of fiscal 2014. In addition, we currently expect the payments associated with the Fiscal 2014 Plan of over $100 million and an increase in cash taxes to have unfavorable effects on cash flows from operations for fiscal 2014. As a result, we expect a year-over-year decrease in cash flows from operations for fiscal 2014 compared with fiscal 2013.
Investing Activities:
Net cash used in investing activities for the first nine months of fiscal 2014 was $32 million compared with $362 million for the first nine months of fiscal 2013. The decrease was primarily due to a decrease in net investments made during the first nine months of fiscal 2014 compared with the first nine months of fiscal 2013. During the first nine months of fiscal 2014, we had maturities of short-term investments of $184 million and purchases of short-term investments of $9 million, compared with purchases of short-term investments of $346 million and maturities of short-term investments of $163 million during the first nine months of fiscal 2013. The year-over-year change in our investment amounts is a result of a change in the allocation of our investment portfolio, which reduced our investments in instruments with maturities greater than 90 days. In addition, for the first nine months of fiscal 2014 compared with the first nine months of fiscal 2013, there was a decrease in capitalized software development costs of $83 million, offset by an increase in cash paid for acquisitions of $109 million.
Financing Activities:
Net cash used in financing activities for the first nine months of fiscal 2014 was $152 million compared with $753 million for the first nine months of fiscal 2013. The decrease was primarily due to the receipt of proceeds of $498 million from our August 2013 debt offering, a decrease in common shares repurchased of $81 million and an increase in the exercise of common stock options of $52 million during the first nine months of fiscal 2014, offset by an increase in net repayments from our notional pooling arrangement of $30 million.

Debt Obligations
As of December 31, 2013 and March 31, 2013, our debt obligations consisted of the following:

	December 31, 2013	March 31, 2013
	(in millions)
Revolving credit facility due June 2018	$—	$—
5.375% Notes due December 2019	750	750
6.125% Notes due December 2014, net of unamortized premium from fair value hedge of $11 and $19	511	519
2.875% Notes due August 2018	250	—
4.500% Notes due August 2023	250	—
Other indebtedness, primarily capital leases	17	26
Unamortized discount for Notes	(6)	(5)
Total debt outstanding	$1,772	$1,290
Less the current portion	(519)	(16)
Total long-term debt portion	$1,253	$1,274
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
Other Indebtedness
In June 2013, we amended our revolving credit facility to extend the due date from August 2016 to June 2018. At December 31, 2013 and March 31, 2013, there were no outstanding borrowings under the revolving credit facility.
We have available an unsecured and uncommitted multi-currency line of credit to meet short-term working capital needs for our subsidiaries operating outside the United States. We use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At December 31, 2013 and March 31, 2013, $45 million and $53 million, respectively, of this line of credit were pledged in support of bank guarantees and other local credit lines, and none of these arrangements had been drawn down by third parties.
We use a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, we and our participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. The activity under this cash pooling arrangement for the nine months ended December 31, 2013 and 2012 was as follows:

	Nine Months Ended December 31,
	2013	2012
	(in millions)
Total borrowing position outstanding at beginning of period (1)	$136	$139
Borrowings	2,577	791
Repayments	(2,603)	(787)
Foreign currency exchange effect	28	(3)
Total borrowing position outstanding at end of period (1)	$138	$140

(1)	Included in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheets.

For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2013 Form 10-K.
Effect of Exchange Rate Changes
There was a $38 million favorable impact to our cash balances in the first nine months of fiscal 2014 predominantly due to the weakening of the U.S. dollar against the euro (7%), the British pound sterling (9%) and Israeli shekel (5%), offset by the strengthening of the U.S. dollar against the Brazilian real (14%), the Australian dollar (14%) and the Japanese yen (10%).
There was a $49 million unfavorable impact to our cash balances in the first nine months of fiscal 2013 predominantly due to the strengthening of the U.S. dollar against the euro (1%), the Brazilian real (11%) and the Japanese yen (4%).

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2013 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At December 31, 2013, there was no material change to this information.

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

Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2013 Form 10-K. We believe that as of December 31, 2013, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the third quarter of fiscal 2014:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
October 1, 2013 - October 31, 2013	—	$—	—	$307,271
November 1, 2013 - November 30, 2013	—	$—	—	$307,271
December 1, 2013 - December 31, 2013	4,366	$32.07	4,366	$167,271
Total	4,366		4,366
On January 23, 2012, our Board of Directors approved a capital allocation program that authorized us to acquire up to $1.5 billion of our common stock.
During the first nine months of fiscal 2014, we repurchased 11 million shares of our common stock for $338 million. At December 31, 2013, we remained authorized to purchase $167 million of our common stock under the capital allocation program. The Company expects to complete the authorized share repurchase program by the end of our fiscal year ending March 31, 2014.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
Regulation S-K
Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006.*

3.2	By-Laws of the Company, as amended.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007.*

10.1**	Letter dated January 21, 2014 from the Company to Adam Elster regarding terms of employment.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 21, 2014.*

10.2**	Schedules A, B, and C (as amended effective January 21, 2014) to CA, Inc. Change in Control Severance Policy.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 21, 2014.*

12.1	Statement of Ratio of Earnings to Fixed Charges.	Filed herewith.

15	Accountants’ acknowledgment letter.	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language):	Filed herewith.

(i) Condensed Consolidated Balance Sheets — December 31, 2013 (Unaudited) and March 31, 2013.

(ii) Unaudited Condensed Consolidated Statements of Operations — Three and Nine Months Ended December 31, 2013 and 2012.

(iii) Unaudited Condensed Consolidated Statements of Comprehensive Income — Three and Nine Months Ended December 31, 2013 and 2012.

(iv) Unaudited Condensed Consolidated Statements of Cash Flows — Nine Months Ended December 31, 2013 and 2012.

(v) Notes to Condensed Consolidated Financial Statements — December 31, 2013.

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
Dated: January 22, 2014