Form 10-K
period 2014-03-31
CA, INC.
filed 2014-05-19
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
✓	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2014
OR
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-9247
CA, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2857434
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
520 Madison Avenue, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)
1-800-225-5224
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common stock, par value $0.10 per share Stock Purchase Rights Preferred Stock, Class A	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC
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
Large accelerated filer    ✓    Accelerated filer          Non-accelerated filer          Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No    ✓
The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $9.5 billion based on the closing price of $29.67 on the NASDAQ Stock Market LLC on that date.
The number of shares of each of the registrant’s classes of common stock outstanding at May 9, 2014 was 442,940,618 shares of common stock, par value $0.10 per share.
Documents Incorporated by Reference:
Part III: Portions of the Proxy Statement to be issued in conjunction with the registrant’s 2014 Annual Meeting of Stockholders.

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
Repurchases under the Company's stock repurchase program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through solicited or unsolicited privately negotiated transactions or otherwise. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion.
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
References in this Form 10-K to fiscal 2014, fiscal 2013, fiscal 2012 and fiscal 2011, etc. are to our fiscal years ended on March 31, 2014, 2013, 2012 and 2011, etc., respectively.

Part I

Item 1. Business.
(a) General Development of Business
Overview
CA Technologies is one of the world’s leading providers of information technology (IT) management software and solutions. Our solutions help organizations of all sizes develop, manage, and secure complex IT environments that increase productivity and enhance the competitiveness in their businesses. We do this across a wide range of environments such as mainframe, distributed, cloud, and mobile. The majority of the Global Fortune 500 relies on us to help manage their IT environments.
Fiscal 2014 Business Developments and Highlights
The following are significant developments and highlights relating to our business during fiscal 2014:

•
In March 2014, we opened a new center in Bangalore that will focus on organic innovation and developing differentiated, next generation solutions in emerging technologies like mobility, digital payments, big data, data science analytics and advanced analytics.

•
In March 2014, we entered into a definitive agreement to divest our CA ERwin Data Modeling solution assets. The transaction continued to rationalize our portfolio and further sharpens our focus on core capabilities, such as Management Cloud, application development and IT operations (DevOps) and Security across mainframe, distributed, cloud and mobile environments.

•	In February 2014, we launched the CA Management Cloud for Mobility, a comprehensive portfolio of solutions to help enterprises of all sizes manage and secure their devices, content and applications.

•
In December 2013, we launched a global marketing campaign “CA at the Center” to promote interest in CA Technologies and to showcase the innovation and capability we are delivering to businesses around the world.

•
In November 2013, we announced the general availability of Cloud Storage for Systems z, a technology designed to help customers drive down the cost of storing data processed on IBM System z by backing up the data and archiving it to the cloud.

•	In October 2013, we announced the availability of CA Nimsoft Monitor Snap—a free, feature-rich version of our CA Nimsoft Monitor solution.

•
In October 2013, we opened our CA Silicon Valley Technology Center in Santa Clara, California. This Center consolidates various research and development capabilities and increases our focus on emerging technologies, including cloud, Software-as-a-Service (SaaS), mobility and big data.

•
In August 2013, we issued $250 million of 2.875% Senior Notes due August 2018 and $250 million of 4.500% Senior Notes due August 2023 for an aggregate principal amount of $500 million. We intend to use the net proceeds of the offering for general corporate purposes, which may include the repayment of our 6.125% Senior Notes due December 2014.

•
In June 2013, we acquired Layer 7 Technologies (Layer 7), a leading provider of Application Programming Interface (API) management and security. Layer 7 complements CA Technologies’ current Identity and Access Management suite, including CA SiteMinder®, and our technologies focused on DevOps, including the CA LISA® suite.

Also, during fiscal 2014 our Board of Directors approved a rebalancing plan (the “Fiscal 2014 Plan”) to better align our business priorities. The Fiscal 2014 Plan comprises the termination of approximately 1,800 employees and global facilities consolidations (including severance costs of approximately $168 million and global facilities consolidation costs of approximately $22 million). We intend to fill a majority of the positions involved in the Fiscal 2014 Plan with new employees that have skills to enable us to better focus our resources on priority products and market segments. The Fiscal 2014 Plan includes streamlining our sales structure to eliminate redundancies while maintaining our focus on customers. As part of the Fiscal 2014 Plan, we have consolidated our development sites into development hubs to promote collaboration and agile development. Severance and facility consolidation actions under the Fiscal 2014 Plan had been substantially completed by the end of fiscal 2014.
We made the following changes to our executive officers:

•	In May 2014, Amit Chatterjee was named Executive Vice President, Enterprise Solutions and Technology Group.

•	In January 2014, Adam Elster was named Executive Vice President and Group Executive, Worldwide Sales and Services.

•	In August 2013, Lauren P. Flaherty was named Executive Vice President and Chief Marketing Officer.

(b) Financial Information About Segments
The internal reporting used by our Chief Executive Officer for evaluating segment performance and allocating resources is based on the disaggregation of our operations into three operating segments: Mainframe Solutions, Enterprise Solutions and Services.
Our Mainframe Solutions and Enterprise Solutions segments comprise our software business organized by the nature of our software offerings and the platform on which the products operate. Our Mainframe Solutions segment products help customers and partners transform mainframe management, gain more value from existing technology and extend mainframe capabilities. Our Enterprise Solutions segment consists of various product offerings, including: DevOps, which helps customers unite application development and IT operations; Management Cloud, where we help customers optimize investments, projects, resources and processes; and Security, which includes identity and access management. The Services segment comprises product implementation, consulting, customer education and customer training. These services include those directly related to our mainframe solutions and enterprise solutions.
Refer to Note 17, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.
(c) Narrative Description of the Business
Business Strategy
Software is powering a major transformation of businesses worldwide, in every industry. New applications are changing business models and organizations are looking to IT to gain a competitive edge through faster delivery of products and services, new customer acquisition, and agile responses to market change.
Our objective is to be the world’s leading independent software provider for IT management and security solutions to help organizations and enterprises develop, manage, and secure modern IT architectures, across mainframe, distributed, mobile and cloud environments. To accomplish this, key elements of our strategy include:

•
Innovating in key product areas to extend our market leadership and differentiation. Our product development strategy is built around three key growth areas, where we are focused on innovating and delivering differentiated products and solutions: DevOps, Management Cloud, and Security across multiple platforms. We innovate and build products to help customers manage and transform their businesses in an increasingly software- and new application-driven economy and business environment. First, we will enable businesses to accelerate and automate the continuous delivery of next-generation applications by delivering a highly differentiated DevOps suite including Application Delivery, Application Performance Management and Infrastructure Management solutions. Second, we will connect operational IT to strategic business outcomes and manage the business side of IT through greater analytics and insight from our Management Cloud offerings such as Project and Portfolio Management, IT Service Management and IT Financial Management. Finally, we will advance our security leadership with solutions that address the increasing challenges of composite application architectures through Identity and Access Management, Data-centric Security and API Management.

•
Addressing shifts in market dynamics and technology. We will innovate to deliver new differentiated solutions that enable our customers to manage the challenges and capture the opportunities of disruptive technologies such as the ability to harvest big data, the shift to software-defined IT, the proliferation of mobile technologies, social access (or social credentials) authentication, and the always on, ubiquitously connected “Internet of Things.” We will continue to align our sales, marketing and development spending with the areas that maximize our return on investment.

•
Accelerating growth in our global customer base. We are focused on maintaining strong relationships with our core, large enterprise customer base, and will proactively target growth with these customers as well as new large enterprises we do not currently serve. In parallel, we are broadening our customer base to new buyer segments beyond the customer’s Chief Information Officer and IT department and increasingly to geographic regions we have underserved. We are making adjustments to our sales, service and marketing resources to reach these customers and respond to changes in customer buying behaviors, such as the need for solutions that are simple and cost-effective to buy, install, deploy, manage and secure.

•
Pursuing new business models and expanded routes to market. While our traditional on-premise software delivery remains core to our enterprise customers, we see SaaS and managed services as increasingly attractive for our customers. This simplifies their decision-making and accelerates the value they can derive from new solution investments. This delivery model allows us to extend our market reach, speed adoption of our solutions, improve our efficiencies, and compete more effectively for a larger number of customers globally.

Business Organization
We have a broad and deep portfolio of software solutions with which to execute our business strategy. We organize our offerings in Mainframe Solutions, Enterprise Solutions and Services operating segments.
Mainframe Solutions products are designed mainly for the IBM System z mainframe platform, which runs many of our largest customers' mission-critical applications. We help customers seamlessly manage their mainframe as part of their evolving data center through flexible management approaches, cross-platform visibility and workload portability. Our Mainframe Solutions products span across several product areas such as systems management, automation, application development, database management and security. We are driving new innovation by investing in technologies, such as CA Chorus™, that dramatically simplify mainframe management to increase the efficiency of the customer’s current staff and enable a new generation of IT staff to assume responsibility for their mainframe environments. New innovative offerings, such as CA Cloud Storage for System z, help customers unite the mainframe and cloud to drive down costs and deliver the efficiency, flexibility and reliability they need to address the growing demands of their dynamic data centers now and in the future.
Enterprise Solutions products operate on non-mainframe platforms and include our DevOps, Management Cloud, and Security product groups.

•	DevOps includes application delivery, application performance management, and infrastructure management.

•
Application Delivery is based on service virtualization, which is a technology that allows customers to develop and test applications by simulating different environments and conditions to resolve software defects and performance issues earlier, lower development costs and deliver business services faster with superior quality. Our CA LISA®Suite provides service virtualization solutions for developing applications in composite and cloud environments. Complementary to CA LISA® Suite, our CA LISA® Release Automation (Nolio) solution provides the ability to move application software efficiently and reliably through the development process and into production across different IT environments spanning physical, virtual and cloud.

•
Application Performance Management (APM) solutions help organizations ensure quality of service and quality of experience for critical business applications to maximize revenue, end-user productivity and customer satisfaction. CA APM allows users to monitor, analyze, and report on transactions throughout their IT environment-whether physical, virtual, mobile or cloud-so that they can quickly identify issues and resolve problems before they disrupt critical services.

•
Infrastructure Management solutions monitor the performance and capacity of most aspects of a company’s IT environment, including the performance of servers, switches, routers, and electricity usage. Our solutions scale to meet the needs of some of the largest telecommunications companies, financial services companies and governments in the world. In addition we offer lighter weight solutions designed for medium-size customers and departmental use cases.

•
Management Cloud includes our IT Business Management (ITBM) solutions which help customers optimize their investments, projects, resources and processes. ITBM comprises core project and portfolio management and service management applications that are delivered both through SaaS and on premise. For example, with our market-leading CA Clarity™ Project & Portfolio Management, we help customers improve technology investment decision-making, optimize their resources and execute projects at a higher value and with less risk. CA Service Management solutions help organizations improve service quality and end-user productivity by automating service requests, improving operational processes, and mitigating software compliance risk. Management Cloud also includes Enterprise Mobility Management Solutions, which address the challenges presented by the management of mobile devices, applications, content and emails within an enterprise.

•
Security (Identity and Access Management) delivers identity-centric security solutions to meet the needs of today’s mobile, cloud-connected, open enterprise. We provide a broad suite of identity and access management, API security and management, and data protection solutions that give our customers the ability to centrally manage and control access to applications and data, in both on-premise and cloud deployments, and across Web, mobile, and API channels. Our security solutions can control identities and access throughout the entire interaction - from the device to the data center. This enables us to provide a complete, end-to-end, multi-channel security solution.

Services helps customers reach their IT and business goals by enabling the rapid implementation and adoption of our mainframe solutions and enterprise solutions. Our professional services team consists of experienced professionals who provide a variety of services, such as consulting, implementation, run-and-operate, education and support services, to both commercial and government customers. With 1,300 certified consultants, architects, and project managers located in 28 countries and an extensive partner ecosystem, CA Services works with customers to navigate complex business and technology challenges and deliver the services that best meet customer goals throughout the entire solution lifecycle.

Seasonality
Some of our business results are seasonal, including software license transactions and cash flow from operations. These business results typically increase during each consecutive quarter of our fiscal year, with the fourth quarter typically having the highest results.
Customers
Our traditional core customers generally consist of large enterprises that have computing environments from multiple vendors and are highly complex. We currently serve customers across most major industries worldwide, including banks, insurance companies, other financial services providers, government agencies, global service providers, telecommunication providers, manufacturers, technology companies, retailers, educational organizations and health care institutions.
No single customer accounted for 10% or more of our total revenue for fiscal 2014, 2013 or 2012. Approximately 9% of our total revenue backlog at March 31, 2014, is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local government agencies which are generally subject to: annual fiscal funding approval; renegotiation or termination at the discretion of the government; or both.
Sales and Marketing
We offer our solutions through our direct sales force and indirectly through our partners. We remain focused on strengthening relationships with our core customers--which we refer to as our “Platinum” customers, consisting of our top 500 accounts--through product leadership, account management, and a differentiated customer experience. We believe enhanced relationships in our traditional customer base of large enterprises with multi-year enterprise license agreements will drive renewals and provide opportunities to increase account penetration that will help to drive revenue growth.
At the same time, we continue to dedicate sales resources and deploy additional solutions to address opportunities to sell to new enterprises and to expand our relationship with existing non-core customers--which we refer to as our “Named” customers. In addition to this dedication of additional sales resources, we will service some of these customers through partners. We believe we can grow our business and increase market share by delivering differentiated technology and collaborating with partners to leverage their relationships, market reach and implementation capacity. We are deploying new routes to market, and simplifying the buying and deployment process for our customers.
This customer focus allows us to better align marketing and sales resources with how customers want to buy. We have also implemented broad-based business initiatives to drive accountability for sales execution.
We are putting in place important new marketing capabilities, including analytics and tools that help us more effectively target customers, generate leads and measure campaign and program performance. We are focused on driving awareness and consideration of CA Technologies products to expand our addressable market opportunity beyond our traditional core existing large customer base.
Work is underway to deploy an updated global branding and marketing program for CA Technologies to significantly enhance our connection with new and existing customers, introduce the market to new areas of our capability and contribute directly to business growth and new customer acquisitions. Marketing efforts are key to our ability to expand our customer base, reach new segments and grow in key global markets.
Our sales organization operates globally. We operate through branches, subsidiaries and partners around the world. Approximately 41% of our revenue in fiscal 2014 was from operations outside of the United States. At March 31, 2014 and 2013, we had approximately 2,800 and 3,300 sales and sales support personnel, respectively.
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

•
We also work with global systems integrators who offer our software and solutions in their business practices and leverage their process design, planning and vertical expertise to provide holistic solutions and implementation services for our customers. Regional solution providers have sales and implementation resources to deliver and support IT solutions and have local market knowledge.

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
In certain non-U.S. locations, including the Asia-Pacific and Japan region, our primary routes to market are value-added distributors and volume partners. In other non-U.S. locations, principally Eastern Europe, the Middle East and Africa, we use a franchise model with representatives, who represent our interests in a particular geography on an exclusive basis.
Customer Success
The global Support and Customer Success teams guide customers throughout their relationship lifecycle with CA Technologies. CA Support engineers share their expertise to answer questions and resolve post-sale technical issues to help customers achieve maximum uptime. The Customer Success team partners with our customers to understand their business challenges and help maximize the value of their investments. The Customer Success team also helps to facilitate internal alignment - among Professional Services, Education, Support, Development and Partners - to drive the adoption of best practices and ensure customers deploy our solutions quickly and effectively to realize the maximum return in minimal time.
Our online communities provide customers the opportunity to interact with other customers, partners and CA Technologies experts. We have more than 50,000 community members in over 40 communities who network, ask and answer questions, and share knowledge about our solutions. Through our communities, customers also provide input and receive feedback about our products and strategic direction. This growing channel of engagement between our customers and technology leaders is key to ensuring mutual long-term success.
Research and Development
We have approximately 5,800 employees globally who design, develop and support CA Technologies software. In 2014, we consolidated our research and development centers into fewer hubs to maximize our effectiveness and accelerate the innovation lifecycle. We now operate principal research and development centers in Islandia, New York; Framingham, Massachusetts; Santa Clara, California; Prague, Czech Republic; and Hyderabad and Bangalore, India.
In fiscal 2014, research and development focused on three main areas: leveraging technological advances and market forces to ensure our products continue to be market leading; adapting our products to modern expectations of usability; and increasing stability in our broadly deployed products so that we could generate capacity to focus on innovation initiatives.
We continue to make significant advances in SaaS, mobility and DevOps and have embraced the SaaS model across several of our product lines, including security, IT business management, mobility and monitoring. We also made strides toward a SaaS-first development philosophy by building a SaaS platform that makes it easier for new solutions to be built. In addition, we unveiled the Management Cloud for Mobility, which encompasses a comprehensive Enterprise Mobility Management solution.
Our research and development activities also include a number of efforts to support our technical community in its pursuit of leading solutions for customers. We continue to use CA Technologies Labs and CA University Relations to strengthen our relationships with research communities by working with academia, professional associations, industry standards bodies, customers and partners to explore novel products and emerging technologies. The CA Council for Technical Excellence leads innovative projects designed to promote communication, collaboration and synergy throughout our global technical community. The CA Architecture Board helps us ensure a strong central architecture that supports our business strategy, and our Distinguished Engineer Board encourages and recognizes excellence in engineering.
We have charged to operations $587 million, $489 million, and $509 million in fiscal 2014, 2013 and 2012, respectively, for product development and enhancements. In fiscal 2014, 2013 and 2012, we capitalized costs of $40 million, $165 million and $180 million respectively, for internally developed software. Our product offerings and go-to-market strategy have evolved to include solutions and product suites that can be delivered either on premise or via SaaS or cloud platforms. We continue to expect our product offerings to become available to customers at more frequent intervals than our historical release cycles. We also have adopted a more extensive use of Agile development methodologies, which are characterized by a more dynamic development process with more frequent revisions to a product release's features and functions as the software is being developed. These factors will result in our commencing capitalization much later in the development life cycle. As a result, product development and enhancements expenses have increased and are expected to increase in future periods as the amount capitalized for internally developed software costs decreases.

Intellectual Property
Our products and technology are generally proprietary. We rely on U.S. and foreign intellectual property laws, including patent, copyright, trademark and trade secret laws, to protect our proprietary rights. However, the extent and duration of protection given to different types of intellectual property rights vary under different countries' legal systems. In some countries, full-scale intellectual property protection for our products and technology may be unavailable, and the laws of other jurisdictions may not protect our proprietary technology rights to the same extent as the laws of the United States. We also maintain contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. These restrictions generally bind our customers and employees to confidentiality regarding our intellectual property and limit our customers' use of our software and prohibit certain disclosures to third parties.
We regularly license software and technology from third parties, including some competitors, and incorporate them into our own software products. We include third-party technology in our products in accordance with contractual relationships that specify our rights.
We believe that our patent portfolio differentiates our products and services from those of our competitors, enhances our ability to access third-party technology and helps protect our investment in research and development. We continue to enhance our internal patent program to increase our ability to capture patents, strengthen their quality and increase the pace at which we are able to move our innovations through the patent process. At March 31, 2014, our patent portfolio included more than 950 issued patents and more than 900 pending applications in the United States and across the world. The patents generally expire at various times over the next 20 years. Although the durations and geographic intellectual property protection coverage for our patents may vary, we believe our patent portfolio adequately protects our interests. Although we have a number of patents and pending applications that may be of value to various aspects of our products and technology, we are not aware of any single patent that is essential to us or to any of our reportable segments.
The source code for our products is protected both as trade secrets and as copyrighted works. Our customers do not generally have access to the source code for our products. Rather, on premise customers typically access only the executable code for our products, and SaaS customers access only the functionality of our SaaS offerings. Under certain contingent circumstances, some of our customers are beneficiaries of a source code escrow arrangement that enables them to obtain a limited right to access our source code.
We continue to be engaged in efforts to more fully employ our intellectual property by strategically licensing and/or assigning selected assets within our portfolio. This effort is intended to better position us in the marketplace and allow us the flexibility to reinvest in improving our overall business.
Product Licensing and Maintenance
For traditional, on premise licensing, we typically license to customers either perpetually or on a subscription basis for a specified term. Our customers also purchase maintenance and support services that provide technical support and any general product enhancements released during the maintenance period.
Under a perpetual license, the customer has the right to use the licensed program for an indefinite period of time upon payment of a one-time license fee. If the customer wants to receive maintenance, the customer is required to pay an additional annual maintenance fee.
Under a subscription license, the customer has the right to usage and maintenance of the licensed products during the term of the agreement. Under our licensing terms, customers can license our software products under multi-year licenses, with most customers choosing terms of one to five years, although some customers seeking greater cost certainty may negotiate longer terms. Thereafter, the license generally renews for the same period of time on the same terms and conditions, but subject to the customer's payment of our then-prevailing fees.
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

Customers can obtain licenses to our products through individual discrete purchases to meet their immediate needs or through the adoption of enterprise license agreements. Enterprise license agreements are comprehensive licenses that cover multiple products and also provide for maintenance and support.

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
Competition
Our industry is extremely competitive and experiences rapid technological change, the steady emergence of new companies and products, evolving industry standards, computing platforms, go-to-market models, business models, and continually changing customer needs. We compete with many established companies, the majority of which have substantially greater financial, marketing and technological resources than we do. Our primary competitors include BMC Software Inc., Compuware Corporation, Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, Oracle Corporation and VMware, Inc. These firms compete broadly across our multiple product lines.
We also compete with numerous smaller companies that provide products in a single area of our portfolio. Many of these firms are inherently more agile due to their size and limited scope, and are able to evolve more rapidly to meet changes in the technology landscape, including delivery of their solutions under the cloud computing model.
We believe our competitive differentiators include: our experience managing mission-critical capabilities for major global corporations; our focus on innovation and delivery of new, differentiated solutions; and our platform and hardware independence, breadth and synergy of offerings, industry expertise, intellectual property, comprehensive distribution, customer relationships, product functionality and scalability, as well as brand name recognition and reputation.
Employees
We had approximately 12,700 and 13,600 employees at March 31, 2014 and 2013, respectively. The decrease in the number of employees was primarily attributable to the termination actions associated with our Fiscal 2014 Plan.
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
The Investor Relations section of our website (www.ca.com/invest) also contains information about our initiatives in corporate governance, including: our corporate governance principles; information about our Board of Directors (including specific procedures for communicating with them); information concerning our Board Committees, including the charters of the Audit Committee, the Compensation and Human Resources Committee, the Corporate Governance Committee and the Compliance and Risk Committee; and our Code of Conduct (which qualifies as a “code of ethics” under applicable SEC regulations and is applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and our directors). These documents can also be obtained in print by writing to our Corporate Secretary, CA, Inc., 520 Madison Avenue, New York, New York 10022.

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
As more fully described in Part I, Item 1 “Business,” our business strategy is designed to build on our portfolio of software and services to meet next-generation market opportunities. The success of this strategy could be affected by many of the risk factors discussed in this Form 10-K and also by our ability to:

•
Effectively manage our sales force to enable us to maintain and enhance our strong relationships in our traditional customer base and to increase penetration and accelerate growth in customer segments and geographic regions where we currently may not have a strong presence or we have underserved and where we may have a dependence on unfamiliar distribution partners and routes;

•
Enable our sales force to sell new products, including instances where our offerings are of a type not previously provided by us, to our traditional core and new customers, or where a competitor already has an established relationship with a potential new customer;

•Improve CA Technologies brand, technology and innovation awareness in the marketplace; and

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

•
Compliance by CA Technologies and our partners (including unaffiliated third-party partners) with differing and changing local laws and regulations in multiple international locations as well as compliance with U.S. laws and regulations where applicable in these international locations; and

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

Such a general slowdown in the global economy may also materially affect the global banking system, including individual institutions as well as a particular business or industry sector, which could cause further consolidations or failures in such a sector. Approximately one third of our revenue is derived from arrangements with financial institutions (i.e., banking, brokerage and insurance companies). The majority of these arrangements are for the renewal of mainframe solutions capacity and maintenance associated with transactions processed by our financial institution customers. While we cannot predict what impact there may be on our business from further consolidation of the financial industry sector, or the impact from the economy in general on our business, to date the impact has not been material to our balance sheet, results of operations or cash flow. The vast majority of our subscription and maintenance revenue in any particular reporting period comes from contracts signed in prior periods, generally pursuant to contracts ranging in duration from three to five years.
Any of these events could affect the manner in which we are able to conduct business, including within a particular industry sector or market and could materially adversely affect our business, financial condition, operating results and cash flow.
Failure to innovate and/or adapt to technological changes and introduce new software products and services in a timely manner could materially adversely affect our business.
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
If our products do not remain compatible with ever-changing operating environments, platforms, or third party products, we could lose customers and the demand for our products and services could decrease, which could materially adversely affect our business, financial condition, operating results and cash flow.
The largest suppliers of systems and computing software are, in most cases, the manufacturers of the computer hardware systems used by most of our customers. Historically, these companies have from time to time modified or introduced new operating systems, systems software and computer hardware. In the future, new products from these companies could incorporate features that perform functions currently performed by our products, or could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. Recently, many established enterprise hardware vendors have begun to bundle basic management functionality software with their hardware offerings, putting additional competitive pressures on independent management software vendors like us. Although we have to date been able to adapt our products and our business to changes introduced by hardware manufacturers and system software developers, there can be no assurance that we will be able to do so in the future. Failure to deliver distinctive management functionality, beyond the basic functionality now being bundled by many hardware vendors, that delivers significant and differentiating value to customers could materially adversely affect our business, financial condition, operating results and cash flow.
Further, since our solutions interact with a variety of software and hardware developed by third parties, we may lose access to third-party code and specifications for the development of code, which could materially adversely affect our ability to develop software compatible with third-party software products in the future.  Some software providers and hardware manufacturers, including some of the largest vendors, have a policy of restricting the use or availability of their code or technical documentation for some of their operating systems, applications, or hardware. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Any additional restrictions could materially adversely affect our business, financial condition, operating results and cash flow.
In addition, the emergence of cloud computing means that many of our enterprise solutions customers are themselves undergoing a radical shift in the way they deliver IT services to their businesses. The shift towards delivering infrastructure and SaaS from the cloud may negatively affect our ability to sell IT management solutions to our traditional enterprise solutions customers. While we believe we adequately understand this risk and are taking steps in our product and business strategy to plan for it, failure to adapt our products, solutions, delivery models and sales approaches to effectively plan for cloud computing may adversely affect our business. If we are not successful in anticipating the rate of market change towards the cloud computing paradigm and evolving with it by delivering solutions for IT management in the cloud computing environment, customers may forgo the use of our products in favor of those with comparable functionality delivered via the cloud, which could materially adversely affect our business, financial condition, operating results and cash flow.

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
•We may have difficulty forecasting or reporting results subsequent to acquisitions;

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
•We may have difficulty maintaining uniform standards, controls, procedures and policies;
•Our relationships with current and new employees, customers and distributors could be impaired;

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
If we do not adequately manage, evolve and protect our information systems, infrastructure and processes, including the successful implementation of our enterprise resource planning software, our ability to manage and grow our business may be harmed.
We rely on our information systems and information systems of third parties for managing the financial information of our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we continuously work to enhance our information systems and infrastructure. The implementation of these types of enhancements, including the successful implementation of our enterprise resource planning software, is frequently disruptive to the underlying business, which may especially be the case for us due to the size and complexity of our business. Additionally, delays in adapting our information systems to address new business models, such as SaaS, could limit the success or result in the failure of those initiatives and impair the effectiveness of our internal controls.  We have implemented a disaster recovery program, however our system redundancy may be ineffective or inadequate and our disaster recovery planning may not be sufficient for all eventualities. With regard to the implementation of our enterprise resource planning software, any delay in the implementation of, or disruption in the transition to, our new or enhanced systems, procedures or internal controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, and report financial and management information, including the filing of our quarterly or annual reports with the SEC, on a timely and accurate basis. Failure to properly or adequately address these issues, as well as managing and protecting our infrastructure, could result in the diversion of management’s attention and resources, adversely affect our ability to manage our business, including our SaaS business, and materially adversely affect our business, financial condition, results of operations and cash flow. Refer to Item 9A, “Controls and Procedures,” for additional information.

Our sales to government clients subject us to risks, including litigation, early termination, renegotiation, audits, investigations, sanctions and penalties.
Approximately 9% of our total revenue backlog at March 31, 2014 is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local government agencies. These contracts are generally subject to annual fiscal funding approval, may be renegotiated or terminated at the discretion of the government, or all of these. Termination, renegotiation or funding approval for a contract could adversely affect our sales, revenue and reputation. Additionally, our government contracts are generally subject to audits and investigations, which could result in various civil and criminal actions and penalties, and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, which could materially adversely affect our business, financial condition, operating results and cash flow.
Our data center, network and software products, and the IT environments of our vendors and customers may be subject to hacking or other cybersecurity threats, resulting in a loss or misuse of proprietary, personally identifiable and confidential information and/or harm to our customer relationships and the market perception of the effectiveness of our products.
Given that our products are intended to manage and secure IT infrastructures and environments, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products. Experienced computer programmers or hackers may attempt to penetrate our network security or the security of our data centers and IT environments. Others, including employees or vendors, may also intentionally or unintentionally provide unauthorized access to ours or our customers’ IT environments. These hackers or others may misappropriate proprietary, personally identifiable and confidential information of the Company, our customers, our employees or our business partners or other individuals or cause interruptions of our or our customers’ IT operations, services and businesses. This may cause contractual disputes and may negatively affect the market perception of the effectiveness of our products and our reputation even if the unauthorized access is not attributable to our products or personnel. Our SaaS solution/services use several third party data centers that may also be subject to hacking incidents. Although we continually seek to improve our countermeasures to prevent and detect such incidents, we may be unable to anticipate these problems and such incidents could require significant expenditures of our capital and diversion of our resources from development activities. Additionally, these efforts by hackers or others could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers. If these efforts are successful and a third party obtains unauthorized access to our or our customers’ IT environments, our business operations, and those of our customers, could be adversely affected, losses or theft of data could occur, our reputation and future sales could be harmed, governmental regulatory action or private or governmental litigation could be commenced against us and our business, financial condition, operating results and cash flow could be materially adversely affected.
Discovery of errors or omissions in our software products could materially adversely affect our revenue and earnings and subject us to costly and time consuming product liability claims.
The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors or omissions will not be found in current versions, new versions, documentation or enhancements of our software products (collectively, our Products) after commencement of commercial shipments. If new or existing customers have difficulty deploying our Products or require significant amounts of customer support, our operating margins could be adversely affected. We could also face possible claims and higher development costs if our Products contain errors that we have not detected or if our Products otherwise fail to meet our customers’ expectations. Significant technical challenges also arise with our Products because our customers license and deploy our Products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. These combinations increase our risk further because, in the event of a system-wide failure, it may be difficult to determine which product is at fault. As a result, we may be harmed by the failure of another supplier’s products. As a result of the foregoing, we could experience:
•Loss of or delay in revenue and loss of market share;
•Loss of customers, including the inability to obtain repeat business with existing key customers;
•Damage to our reputation;
•Failure to achieve market acceptance;
•Diversion of development resources;
•Remediation efforts that may be required;
•Increased service and warranty costs;

•	Legal actions by customers or government authorities against us that could, whether or not successful, be costly, distracting and time-consuming;
•Increased insurance costs; and

•	Failure to successfully complete service engagements for product installations and implementations.

Consequently, the discovery of errors in our Products after delivery could materially adversely affect our business, financial condition, operating results and cash flow.
Failure to protect our intellectual property rights and source code would weaken our competitive position.
Our future success is highly dependent upon our proprietary technology, including our software and our source code for that software. Failure to protect such technology could lead to the loss of valuable assets and our competitive advantage. We protect our proprietary information through the use of patents, copyrights, trademarks, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding our efforts to protect our proprietary rights, policing unauthorized use or copying of our proprietary information is difficult. Unauthorized use or copying occurs from time to time and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States. For example, for some of our products, we rely on “shrink-wrap” or “click-on” licenses, which may be unenforceable in whole or in part in some jurisdictions in which we operate. In addition, patents we have obtained may be circumvented, challenged, invalidated or designed around by other companies. If we do not adequately protect our intellectual property for these or other reasons, our business, financial condition, operating results and cash flow could be materially adversely affected. Refer to Part I, Item 1, “Business - (c) Narrative Description of the Business - Intellectual Property,” for additional information.
We may encounter events or circumstances that would require us to record an impairment charge relating to our goodwill or capitalized software and other intangible assets balances.
Under U.S. generally accepted accounting principles, we are required to evaluate our capitalized software and other intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually, and more frequently if impairment indicators are present. In future periods, we may be subject to factors that may constitute a change in circumstances, indicating that the carrying value of our goodwill exceeds fair value or our capitalized software and other intangible assets may not be recoverable. These changes may consist of, but are not limited to, declines in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. Any of these factors, or others, could require us to record a significant non-cash impairment charge in our financial statements during a period. If we determine that a significant impairment of our goodwill or our capitalized software and other intangible assets has occurred in any of our operating segments, this could materially adversely affect our business, financial condition and operating results.
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
Some of our products contain software from open source code sources. The use of such open source code may subject us to certain conditions, including the obligation to offer our products that use open source code for no cost. Further, although some open source vendors provide warranty and support agreements in conjunction with the use of their open source software, it is common for many open source software authors to make their open source software available “as-is” with no warranty, indemnity or support. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. However, the use of such open source code may ultimately subject some of our products to unintended conditions, which could require us to take remedial action that may divert resources away from our development efforts and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.

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
Historically, a substantial portion of our license agreements are executed in the last month of a quarter and the number of contracts executed during a given quarter can vary substantially. In addition, we experience a historically long sales cycle, which is driven in part by the varying terms and conditions of our software contracts. These factors can make it difficult for us to predict sales and cash flow on a quarterly basis. Any failure or delay in executing new or renewed license agreements in a given quarter could cause declines in some of our key financial metrics (e.g., revenue or cash flow), and, accordingly, increases the risk of unanticipated variations in our quarterly results, financial condition, operating results and cash flow.
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
At March 31, 2014, we had $1,766 million of debt outstanding, consisting mostly of unsecured senior note obligations. Refer to Note 8, “Debt,” in the Notes to the Consolidated Financial Statements for the payment schedule of our long-term debt obligations. Our senior unsecured notes are rated by Moody’s Investors Service, Fitch Ratings, and Standard and Poor’s. These agencies or any other credit rating agency could downgrade or take other negative action with respect to our credit ratings in the future. If our credit ratings were downgraded or other negative action is taken, we could be required to, among other things, pay additional interest on outstanding borrowings under our principal revolving credit agreement. Any downgrades could affect our ability to obtain additional financing in the future and may affect the terms of any such financing.
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
Fluctuations in foreign currencies could result in losses.
Our consolidated financial results are reported in U.S. dollars. Most of the revenue and expenses of our foreign subsidiaries are denominated in local currencies. Given that cash is typically received over an extended period of time for many of our license agreements and given that a substantial portion of our revenue is generated outside of the United States, fluctuations in foreign currency exchange rates (such as the euro) against the U.S. dollar could result in substantial changes in reported revenues and operating results due to the foreign currency impact upon translation of these transactions into U.S. dollars.

In the normal course of business, we employ various hedging strategies to partially mitigate these risks, including the use of derivative instruments. These strategies may not be effective in protecting us against the effects of fluctuations from movements in foreign exchange rates. Fluctuations of the foreign currency exchange rates could materially adversely affect our business, financial condition, operating results and cash flow.
Failure by us to effectively execute on our announced workforce reductions, workforce rebalancing and facilities consolidations could result in total costs that are greater than expected or revenues that are less than anticipated.
During fiscal 2014 and previously, we have announced workforce reductions, workforce rebalancing, global facility consolidations and other cost reduction initiatives to reallocate resources of our business as part of our strategy. We may have further workforce reductions, workforce rebalancing, global facilities consolidations and other cost reduction initiatives in the future. Risks associated with these actions and other workforce management issues include delays in implementation, changes in plans that increase or decrease the number of employees affected, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could materially adversely affect our financial condition, operating results and cash flow.
We have outsourced various functions to third parties. These arrangements may not be successful or fully secure, which could result in increased costs or an increased chance of a cybersecurity breach, which could adversely affect customer service levels and our public reporting.
We have outsourced various functions to third parties, including certain product development and administrative functions and hosting for our SaaS business, and we may outsource additional functions to third-parties in the future. These outsourced functions may involve confidential and/or personally identifiable information. We rely on these third parties to provide outsourced services on a timely and effective basis and to adequately address their own cybersecurity threats. Although we periodically monitor the performance of these third parties and maintain contingency plans in case the third parties are unable to perform as agreed, we do not ultimately control the performance of these third parties. The failure of third-party outsourcing partners or vendors to perform as expected could result in significant disruptions and costs to our operations or our customers’ operations, including the potential loss of personally identifiable information of our customers, employees and business partners and could subject us to legal action by government authorities or private parties, which could materially adversely affect our business, financial condition, operating results and cash flow, and our ability to file our financial statements with the SEC timely or accurately.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal real estate properties are located in areas necessary to meet our operating requirements. All of the properties are considered to be both suitable and adequate to meet our current and anticipated operating requirements.
At March 31, 2014, we leased 43 facilities throughout the United States and 62 facilities outside the United States; these totals exclude 25 executive suite locations globally, of which 7 are in the United States and 18 are outside the United States. Our lease obligations expire on various dates with the longest commitment extending to 2024. We believe that substantially all of our leases will be renewable at market terms at our option as they become due.
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

Item 4. Mine Safety Disclosures.
Not applicable.
*        *        *

Executive Officers of the Registrant.
The name, age, present position, and business experience for at least the past five years of each of our executive officers at May 19, 2014 are listed below:
Michael P. Gregoire, 48, has been Chief Executive Officer and a director of the Company since January 2013. Previously, he served as President and Chief Executive Officer of Taleo Corporation (Taleo), a provider of on-demand talent management software solutions, from March 2005 until Taleo’s acquisition by Oracle Corporation in April 2012. Mr. Gregoire also served as a director of Taleo from April 2005 until April 2012 and served as Taleo’s Chairman of the Board from May 2008 until April 2012. Mr. Gregoire served as Executive Vice President, Global Services and held various other senior management positions at PeopleSoft, Inc., an enterprise software company, from May 2000 to January 2005. Mr. Gregoire served as Managing Director for global financial markets at Electronic Data Systems, Inc., a global technology services company, from 1996 to April 2000, and in various other roles from 1988 to 1996.
Richard J. Beckert, 52, has been Executive Vice President and Chief Financial Officer of the Company since May 2011. He served as the Company’s Corporate Controller from June 2008 to May 2011 and as Senior Vice President, Strategic Pricing and Offerings from September 2006, when he joined the Company until June 2008.
Amit Chatterjee, 42, joined the Company as Executive Vice President, Enterprise Solutions and Technology Group in May 2014. He is responsible for managing a broad portfolio of enterprise products and solutions and for managing the Company’s development function. Previously, Mr. Chatterjee was Chief Executive Officer at Leap Commerce, Inc., a provider of social mobile commerce software solutions, from October 2011 to May 2014 and Chief Executive Officer at Hara Software, Inc. from June 2008 to September 2011.
Adam Elster, 46, has been Executive Vice President and Group Executive, Worldwide Sales and Services since January 2014. He is responsible for all revenue for the Company and for building and maintaining customer and partner relationships across all sectors and geographies. Since joining the Company in 1999, Mr. Elster has held a number of senior management positions, including Executive Vice President and Group Executive, Mainframe and Customer Success Group from February 2012 to January 2014, Executive Vice President, Global Business Organization and Business Transformation from August 2011 to February 2012, General Manager, CA Services, Support and Education from June 2011 to August 2011, Corporate Senior Vice President and General Manager, CA Services from November 2009 to June 2011, and Senior Vice President, Area Sales Manager for the Eastern United States, from July 2007 to November 2009.
Lauren P. Flaherty, 56, joined the Company as Executive Vice President and Chief Marketing Officer in August 2013.  Previously, she was Executive Vice President and Chief Marketing Officer at Juniper Networks, Inc. from February 2009 to July 2013 and Chief Marketing Officer at Nortel Networks Corporation from May 2006 to December 2008.
Amy Fliegelman Olli, 50, has been Executive Vice President and General Counsel of the Company since February 2007. She is responsible for all of the Company’s legal, compliance, internal audit and enterprise risk management functions worldwide. Ms. Fliegelman Olli joined the Company in September 2006 as Executive Vice President and Co-General Counsel of the Company.
Jacob Lamm, 49, has been the Company’s Executive Vice President, Strategy and Corporate Development since February 2009. He is responsible for directing the Company’s overall business strategy, as well as the Company’s strategy for acquisitions. Mr. Lamm has held various management positions since joining the Company in 1998, including serving as Executive Vice President, Governance Group from January 2008 to February 2009 and as Executive Vice President and General Manager, Business Service Optimization Business Unit from March 2007 to January 2008.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on The NASDAQ Global Select Market tier of The NASDAQ Stock Market LLC (NASDAQ) under the symbol “CA.” The following table sets forth, for the fiscal quarters indicated, the quarterly high and low closing sales prices on NASDAQ:

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
Fourth Quarter	$34.43	$30.53	$25.52	$22.65
Third Quarter	$33.66	$28.70	$25.50	$21.77
Second Quarter	$31.26	$27.98	$27.31	$24.07
First Quarter	$29.23	$24.30	$27.78	$24.39
At April 30, 2014, we had approximately 5,300 stockholders of record.
We have paid cash dividends each year since July 1990. For fiscal 2014, 2013 and 2012, we paid annual cash dividends of $1.00, $1.00 and $0.40 per share, respectively. In fiscal 2014 and 2013, we paid quarterly cash dividends of $0.25 per share, respectively. We paid a cash dividend of $0.25 per share in the fourth quarter of fiscal 2012 and $0.05 per share in each of the first three quarters of fiscal 2012.
Purchases of Equity Securities by the Issuer
The following table sets forth, for the months indicated, our purchases of common stock in the fourth quarter of fiscal 2014:
Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
	(in thousands, except average price paid per share)
January 1, 2014 — January 31, 2014	—	$—	—	$167,271
February 1, 2014 — February 28, 2014	—	$—	—	$167,271
March 1, 2014 — March 31, 2014	5,198	$32.13	5,198	$—
Total	5,198		5,198
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
During fiscal 2014, we repurchased 16 million shares of our common stock for $505 million. At March 31, 2014, we completed the purchases of our common stock under the abovementioned capital allocation program.
On May 14, 2014, our Board of Directors approved a stock repurchase program that authorizes us to acquire up to $1 billion of our common stock. We expect to complete the program in approximately three years. We expect to fund the program with available cash on hand and repurchase shares on the open market, through solicited or unsolicited privately negotiated transactions or otherwise from time to time based on market conditions and other factors.

Item 6. Selected Financial Data.
The information set forth below should be read in conjunction with the “Results of Operations” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended March 31,
Statement Of Operations And Other Data	2014	2013	2012	2011	2010
	(in millions, except per share amounts)
Revenue (1)	$4,515	$4,610	$4,779	$4,396	$4,195
Income from continuing operations (1) (2)	$899	$939	$923	$808	$744
Cash provided by operating activities — continuing operations (1)	$997	$1,390	$1,488	$1,359	$1,318
Basic income per common share from continuing operations (1)	$2.00	$2.03	$1.88	$1.58	$1.43
Diluted income per common share from continuing operations (1)	$1.99	$2.03	$1.87	$1.57	$1.38
Dividends declared per common share (3)	$1.00	$1.00	$0.40	$0.16	$0.16

	At March 31,
Balance Sheet Data	2014	2013	2012	2011	2010
	(in millions)
Working capital surplus (4)	$637	$585	$214	$448	$409
Working capital surplus, excluding current deferred revenue (1) (5)	$3,096	$3,050	$2,855	$3,027	$2,894
Total assets	$12,016	$11,815	$11,997	$12,411	$11,888
Long-term debt (less current maturities)	$1,252	$1,274	$1,287	$1,282	$1,530
Stockholders’ equity	$5,570	$5,450	$5,397	$5,620	$4,987

(1)	Information presented excludes the results of our discontinued operations.

(2)	In fiscal 2014 and 2010, we incurred after-tax charges of $116 million and $33 million, respectively, for rebalancing, restructuring and other costs.

(3)
In fiscal 2014 and 2013, dividends declared per common share were $0.25 per quarter. Dividends declared per common share were $0.05 in each of the first three quarters of fiscal 2012 and $0.25 in the fourth quarter of fiscal 2012. In fiscal 2011 and 2010, dividends declared per common share were $0.04 per quarter.

(4)	Working capital surplus is current assets less current liabilities.

(5)
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

Business Overview
We are one of the world’s leading providers of information technology (IT) management software and solutions. Our solutions help organizations of all sizes develop, manage, and secure complex IT environments that increase productivity and enhance the competitiveness in their businesses. We do this across a wide range of environments such as mainframe, distributed, cloud, and mobile. The majority of the Global Fortune 500 relies on us to help manage their IT environments.

Our objective is to be the world’s leading independent software provider for IT management and security solutions to help organizations and enterprises develop, manage, and secure modern IT architectures, across mainframe, distributed, mobile and cloud environments. To accomplish this, key elements of our strategy include:

•
Innovating in key product areas to extend our market leadership and differentiation. Our product development strategy is built around three key growth areas, where we are focused on innovating and delivering differentiated products and solutions: application development and IT operations (DevOps), Management Cloud, and Security across multiple platforms.

•
Addressing shifts in market dynamics and technology. We will innovate to deliver new differentiated solutions that enable our customers to manage the challenges and capture the opportunities of disruptive technologies such as the ability to harvest big data, the shift to software-defined IT, the proliferation of mobile technologies, social access (or social credentials) authentication, and the always on, ubiquitously connected “Internet of Things.”

•
Accelerating growth in our global customer base. We are focused on maintaining strong relationships with our core, large enterprise customer base, and will proactively target growth with these customers as well as new large enterprises we do not currently serve. In parallel, we are broadening our customer base to new buyer segments beyond the customer’s Chief Information Officer and IT department and increasingly to geographic regions we have underserved.

•
Pursuing new business models and expanded routes to market. While our traditional on-premise software delivery remains core to our enterprise customers, we see SaaS and managed services as increasingly attractive for our customers. This simplifies their decision-making and accelerates the value they can derive from new solution investments.

We have a broad and deep portfolio of software solutions with which to execute our business strategy. We organize our offerings in Mainframe Solutions, Enterprise Solutions and Services segments.

•
Mainframe Solutions products are designed mainly for the IBM System z mainframe platform, which runs many of our largest customers’ mission-critical applications. We help customers seamlessly manage their mainframe as part of their evolving data center through flexible management approaches, cross-platform visibility and workload portability.

•
Enterprise Solutions products operate on non-mainframe platforms and include our DevOps, Management Cloud, and Security product groups. DevOps includes application delivery, application performance management and infrastructure management. Management Cloud helps customers optimize their investments, projects, resources and processes. Security delivers identity-centric security solutions to meet the needs of today’s mobile, cloud-connected, open enterprise.

•	Services helps customers reach their IT and business goals by enabling the rapid implementation and adoption of our mainframe solutions and enterprise solutions.
Our traditional core customers generally consist of large enterprises that have computing environments from multiple vendors and are highly complex. We currently serve customers across most major industries worldwide, including banks, insurance companies, other financial services providers, government agencies, global service providers, telecommunication providers, manufacturers, technology companies, retailers, educational organizations and health care institutions.
We offer our solutions through our direct sales force and indirectly through our partners. We remain focused on strengthening relationships with our core customers--which we refer to as our “Platinum” customers, consisting of our top 500 accounts-- through product leadership, account management and a differentiated customer experience. We believe enhanced relationships in our traditional customer base of large enterprises with multi-year enterprise license agreements will drive renewals and provide opportunities to increase account penetration that will help to drive revenue growth.
At the same time, we continue to dedicate sales resources and deploy additional solutions to address opportunities to sell to new enterprises and to expand our relationship with existing non-core customers--which we refer to as our “Named” customers. In addition to this dedication of additional sales resources, we service some of these customers through partners. We believe we can grow our business and increase market share by delivering differentiated technology and collaborating with partners to leverage their relationships, market reach and implementation capacity. We are deploying new routes to market, and simplifying the buying and deployment process for our customers.
This customer focus allows us to better align marketing and sales resources with how customers want to buy. We have also implemented broad-based business initiatives to drive accountability for sales execution.
Work is underway to deploy an updated global branding and marketing program for CA Technologies to significantly enhance our connection with new and existing customers, introduce the market to new areas of our capability and contribute directly to business growth and new customer acquisitions. Marketing efforts are key to our ability to expand our customer base, reach new segments and grow in key global markets.

CA Technologies Business Model
We generate revenue from the following sources: license fees — licensing our products on a right-to-use basis; maintenance fees — providing customer technical support and product enhancements; service fees — providing professional services such as product implementation, consulting, customer training and customer education; and SaaS offerings — typically licensed using a subscription fee. The timing and amount of fees recognized as revenue during a reporting period are determined in accordance with generally accepted accounting principles in the United States of America (GAAP). Revenue is reported net of applicable sales taxes.
Under our business model, we offer customers a wide range of licensing options. For traditional, on-premise licensing, we typically license to customers either perpetually or on a subscription basis for a specified term. Our customers also purchase maintenance and support services that provide technical support and any general product enhancements released during the maintenance period.
Under a perpetual license, the customer has the right to use the licensed program for an indefinite period of time upon payment of a one-time license fee. If the customer wants to receive maintenance, the customer is required to pay an additional annual maintenance fee.
Under a subscription license, the customer has the right to usage and maintenance of the licensed products during the term of the agreement. Under our flexible licensing terms, customers can license our software products under multi-year licenses, with most customers choosing terms of one-to-five years, although longer terms may sometimes be negotiated by customers in order to obtain greater cost certainty. Thereafter, the license generally renews for a similar period of time on similar terms and conditions, but subject to the customer’s payment of our then prevailing subscription license fee.
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
Our services are typically delivered on a time-and-materials basis, but alternative pay arrangements, such as fixed fee or staff augmentations, can also be arranged.
SaaS is another delivery model we offer to our customers who prefer to utilize our technology off-premise with little to no infrastructure required. Our SaaS offerings are typically licensed using a subscription fee, most commonly on a monthly or annual basis.

Executive Summary
We concluded a year of significant transformation and strategic progress, which included the execution of our Fiscal 2014 Rebalancing Plan (Fiscal 2014 Plan), while shifting investment to new growth markets. During fiscal 2014, we continued to focus on financial and operational performance. Our Mainframe Solutions segment results for fiscal 2014 performed in line with our expectations, while our Enterprise Solutions segment performance remained inconsistent across most geographies and product lines.
A summary of key results for fiscal 2014 compared with fiscal 2013 is as follows:
Revenue:

•
Total revenue decreased $95 million, or 2%, as a result of a decline in subscription and maintenance revenue and a decline in software fees and other revenue. The decrease in subscription and maintenance revenue for fiscal 2014 compared with fiscal 2013 was primarily attributable to a decrease in fiscal 2014 and prior period enterprise solutions new product sales. In addition, there was an unfavorable foreign exchange effect of $37 million compared with fiscal 2013.

•
Due to sales under-performance in fiscal 2014, we expect a year-over-year percentage decline in total revenue for fiscal 2015 compared with fiscal 2014 similar to or slightly below the year-over-year percentage decline in total revenue for fiscal 2014 compared with fiscal 2013. We expect year-over-year revenue growth to decline by a low-single-digit percentage in the first half of fiscal 2015 and to improve through the second half of fiscal 2015.

Bookings:

•
Total bookings increased 11% primarily as a result of a year-over-year increase in renewals within subscription and maintenance bookings, partially offset by a decrease in total new product and mainframe solutions capacity sales.

•	Mainframe solutions renewals, and to a lesser extent, enterprise solutions renewals, increased year-over-year primarily as a result of the timing of our renewal portfolio.

•
Within total bookings, total new product and mainframe solutions capacity sales decreased by approximately 10% for fiscal 2014 compared with fiscal 2013 primarily due to a decrease in mainframe solutions capacity sales in the fourth quarter of fiscal 2014. Mainframe solutions new product sales decreased by a percentage in the low teens and capacity sales decreased in a mid-30% range. Enterprise solutions new product sales decreased by a mid-single-digit percentage.

•
We expect our fiscal 2015 renewal portfolio to decline by a high-single-digit percentage compared with fiscal 2014. Excluding the impact from a contract renewal with a large system integrator which occurred during fiscal 2014, we expect the value of our fiscal 2015 renewal portfolio to be consistent with the value of our fiscal 2014 renewal portfolio.

Expenses:

•
Total expenses before interest and income taxes increased 5% compared with the year-ago period, primarily due to expenses associated with the Fiscal 2014 Plan recognized within “Other (gains) expenses, net”, increases in product development and enhancements expenses and costs of licensing and maintenance. These increases were partially offset by a decrease in selling and marketing expenses, driven mostly by the lower number of employees involved in selling and marketing activities, and a decrease in amortization of capitalized software costs.

•	Product development and enhancements expenses increased as the amount capitalized for internally developed software costs decreased.
Income taxes:

•
Income tax expense for fiscal 2014 and fiscal 2013 was $140 million and $354 million, respectively. This decrease was primarily due to the favorable resolutions of uncertain tax positions relating to U.S. and non-U.S. jurisdictions.

•	Our fiscal 2014 and 2013 effective tax rate was 13.5% and 27.4%, respectively. We expect a full-year effective tax rate of about 30% for fiscal 2015.
Diluted income per common share:

•	Diluted income per common share from continuing operations decreased to $1.99 from $2.03, primarily due to the decrease in revenue, partially offset by a decrease in income tax expense.
Segment results:

•
Mainframe Solutions revenue decreased compared with the year-ago period primarily due to an unfavorable foreign exchange effect. Excluding the effect of foreign exchange, Mainframe Solutions revenue would have increased slightly primarily as a result of improved renewal yields. Mainframe Solutions operating margin increased primarily as a result of a decrease in selling and marketing expenses.

•
Enterprise Solutions revenue decreased compared with the year-ago period primarily due to a decrease in new product sales in both the current and prior fiscal year. This decline in revenue was primarily from a decrease in sales of certain mature product lines, partially offset by an increase in sales of recently acquired products. Enterprise Solutions operating margin increased as a result of the decrease in selling and marketing expenses and product development and enhancement expenses during fiscal 2014.

•
Services revenue decreased slightly compared with fiscal 2013 primarily due to a decrease in engagements relating to customer education and government agencies. Operating margin for Services remained consistent for fiscal 2014 compared with fiscal 2013.

Cash flow from continuing operations:

•
Net cash provided by operating activities — continuing operations decreased 28% compared with the year-ago period primarily due to higher income tax payments of $176 million, payments associated with the Fiscal 2014 Plan of $108 million and an increase in internally developed software costs recognized as expense of approximately $125 million.

•
We expect cash flow from operations to increase by a percentage between the mid-single digits and the low teens for fiscal 2015 compared with fiscal 2014, primarily as a result of expected lower cash payments relating to income taxes and lower payments associated with the Fiscal 2014 Plan.

Discontinued Operations:

•
In the fourth quarter of fiscal 2014, the Company entered into a definitive agreement to divest its CA ERwin Data Modeling solution assets (ERwin). The Company expects to close the sale of ERwin during fiscal 2015. The results of these business operations are presented in income from discontinued operations for all periods.

•
The divestiture is part of our continued effort to rationalize our portfolio and further sharpen our focus on core capabilities, such as Management Cloud, application development and IT operations (DevOps) and Security across mainframe, distributed, cloud and mobile environments.

Performance Indicators
Management uses several quantitative and qualitative performance indicators to assess our financial results and condition. Each provides a measurement of the performance of our business and how well we are executing our plan.
Our predominantly subscription-based business model is less common among our competitors in the software industry and it may be difficult to compare the results for many of our performance indicators with those of our competitors. The following is a summary of the performance indicators that management uses to review performance:

	Year Ended March 31,		Change	Percent Change
	2014 (1)	2013 (1)
	(dollars in millions)
Total revenue	$4,515	$4,610	$(95)	(2)%
Income from continuing operations	$899	$939	$(40)	(4)%
Cash provided by operating activities — continuing operations	$997	$1,390	$(393)	(28)%
Total bookings	$4,521	$4,082	$439	11%
Subscription and maintenance bookings	$3,718	$3,214	$504	16%
Weighted average subscription and maintenance license agreement duration in years	3.35	3.27	0.08	2%

	At March 31,		Change	Percent Change
	2014	2013
	(dollars in millions)
Cash, cash equivalents and short-term investments (2)	$3,252	$2,776	$476	17%
Total debt	$1,766	$1,290	$476	37%
Total expected future cash collections from committed contracts (1) (3)	$5,155	$5,169	$(14)	—%
Total revenue backlog (1) (3)	$7,704	$7,747	$(43)	(1)%
Total current revenue backlog (1) (3)	$3,542	$3,545	$(3)	—%

(1)	Information presented excludes the results of our discontinued operations.

(2)	At March 31, 2014, short-term investments were less than $1 million. At March 31, 2013, short-term investments were $183 million.

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
As our business strategy has evolved, our management looks within total bookings at renewal bookings, which we define as bookings attributable to the renewable value of a prior contract, (i.e., the maintenance value and, in the case of non-perpetual licenses, the license value), and at total new product and mainframe solutions capacity sales, which we define as sales of products or mainframe solutions capacity that are new or in addition to products or mainframe solutions capacity previously contracted for by a customer. Mainframe solutions capacity and new product sales growth can be inconsistent on both a quarterly and annual basis. We believe the period-over-period change in mainframe solutions new sales and capacity combined is a more appropriate measure of performance. Starting in the first quarter of fiscal 2015, we will only provide total mainframe solutions new sales.

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
Subscription and Maintenance Bookings — Subscription and maintenance bookings is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription and maintenance agreements entered into during a reporting period. These amounts include the sale of products directly by us and may include additional products, services or other fees for which we have not established vendor specific objective evidence (VSOE). Subscription and maintenance bookings also includes indirect sales by distributors and volume partners, value-added resellers and exclusive representatives to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products, and other contracts without these rights entered into in close proximity or contemplation of such agreements. These amounts are expected to be recognized ratably as subscription and maintenance revenue over the applicable term of the agreements. Subscription and maintenance bookings excludes the value associated with perpetual licenses for which revenue is recognized on an up-front basis, SaaS offerings and professional services arrangements.
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
Within bookings, we also consider the yield on our renewals. We define “renewal yield” as the percentage of the renewable value of a prior contract (i.e., the maintenance value and, in the case of non-perpetual licenses, the license value) realized in current period bookings. The renewable value of a prior contract is an estimate affected by various factors including contractual renewal terms, price increases and other conditions. Beginning with the first quarter of fiscal 2014, we no longer consider price increases after December 31, 2012 as part of the renewable value of the prior period contract. Previously, the renewable portion of a contract would have to be renewed at the previous amount plus the amount of any price increases to be deemed to be renewed at 100%. Management made this change because it believes it provides a truer measure of our ability to renew the value of a prior contract. We estimate the aggregate renewal yield for a quarter based on a review of material transactions representing a substantial majority of the dollar value of renewals during the current period. There may be no correlation between year-over-year changes in bookings and year-over-year changes in renewal yield, since renewal yield is based on the renewable value of contracts of various durations, most of which are longer than one year.
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

Results of Operations
The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for fiscal 2014, 2013 and 2012 and the period-over-period dollar and percentage changes for those line items. These comparisons of past results are not necessarily indicative of future results.

	Year Ended March 31,			Dollar Change 2014/2013	Percent Change 2014/2013	Dollar Change 2013/2012	Percent Change 2013/2012
	2014 (1)	2013 (1)	2012 (1)
	(dollars in millions)
Revenue:
Subscription and maintenance	$3,747	$3,833	$3,994	$(86)	(2)%	$(161)	(4)%
Professional services	379	382	382	(3)	(1)%	—	—%
Software fees and other	389	395	403	(6)	(2)%	(8)	(2)%
Total revenue	$4,515	$4,610	$4,779	$(95)	(2)%	$(169)	(4)%
Expenses:
Costs of licensing and maintenance	$303	$282	$284	$21	7%	$(2)	(1)%
Cost of professional services	353	354	357	(1)	—%	(3)	(1)%
Amortization of capitalized software costs	282	317	223	(35)	(11)%	94	42%
Selling and marketing	1,150	1,273	1,388	(123)	(10)%	(115)	(8)%
General and administrative	395	405	462	(10)	(2)%	(57)	(12)%
Product development and enhancements	587	489	509	98	20%	(20)	(4)%
Depreciation and amortization of other intangible assets	144	158	176	(14)	(9)%	(18)	(10)%
Other (gains) expenses, net	208	(5)	15	213	NM	(20)	(133)%
Total expense before interest and income taxes	$3,422	$3,273	$3,414	$149	5%	$(141)	(4)%
Income before interest and income taxes	$1,093	$1,337	$1,365	$(244)	(18)%	$(28)	(2)%
Interest expense, net	54	44	35	10	23%	9	26%
Income before income taxes	$1,039	$1,293	$1,330	$(254)	(20)%	$(37)	(3)%
Income tax expense	140	354	407	(214)	(60)%	(53)	(13)%
Income from continuing operations	$899	$939	$923	$(40)	(4)%	$16	2%

(1)	Information presented excludes the results of our discontinued operations.

The following table sets forth, for the fiscal years indicated, the percentage of total revenue presented by the items in the accompanying Consolidated Statements of Operations.

	Percentage of Total Revenue for the Year Ended March 31,
	2014	2013	2012
Revenue:
Subscription and maintenance	83%	83%	84%
Professional services	8	8	8
Software fees and other	9	9	8
Total revenue	100%	100%	100%
Expenses:
Costs of licensing and maintenance	7%	6%	6%
Cost of professional services	8	8	7
Amortization of capitalized software costs	6	7	5
Selling and marketing	25	28	29
General and administrative	9	9	10
Product development and enhancements	13	11	11
Depreciation and amortization of other intangible assets	3	3	4
Other (gains) expenses, net	5	—	—
Total expenses before interest and income taxes	76%	71%	71%
Income before interest and income taxes	24%	29%	29%
Interest expense, net	1	1	1
Income before income taxes	23%	28%	28%
Income tax expense	3	8	9
Income from continuing operations	20%	20%	19%
Note: Amounts may not add to their respective totals due to rounding.

Revenue
Total Revenue
As more fully described below, total revenue decreased in fiscal 2014 compared with fiscal 2013 and decreased in fiscal 2013 compared with fiscal 2012. During fiscal 2014, total revenue decreased primarily due to a decrease in subscription and maintenance revenue. In addition, during fiscal 2014, there was an unfavorable foreign exchange effect of $37 million compared with fiscal 2013. During fiscal 2013, total revenue reflected an unfavorable foreign exchange effect of $95 million compared with fiscal 2012 and a decrease in subscription and maintenance revenue.
Due to sales under-performance in fiscal 2014, we expect a year-over-year percentage decline in total revenue for fiscal 2015 compared with fiscal 2014 similar to or slightly below the year-over-year percentage decline in total revenue for fiscal 2014 compared with fiscal 2013. We expect year-over-year revenue growth to decline by a low-single-digit percentage in the first half of fiscal 2015 and improve through the second half of fiscal 2015.
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

The decrease in subscription and maintenance revenue for fiscal 2014 compared with fiscal 2013 was primarily attributable to a decrease in fiscal 2014 and prior period enterprise solutions new product sales. For fiscal 2014, this unfavorable effect of fiscal 2014 and prior period sales was partially offset by a higher renewal yield. In addition, the increased percentage of bookings recognized as software fees and other revenue during fiscal 2013 had an unfavorable effect on subscription and maintenance revenue. This is a result of the product software fees and other bookings being recognized as revenue on an up-front basis in the period in which they are recorded and not recognized ratably over the life of the contract. If the percentage of these bookings increases in the future, this will continue to have an unfavorable effect on subscription and maintenance revenue. There was also an unfavorable foreign exchange effect of $29 million for fiscal 2014.
The decrease in subscription and maintenance revenue for fiscal 2013 compared with fiscal 2012 was primarily attributable to an unfavorable foreign exchange effect of $82 million. The decrease in subscription and maintenance revenue was also attributable to a decrease in both current and prior period new product and mainframe solutions capacity sales. In addition, the increased percentage of bookings recognized as software fees and other revenue during fiscal 2013 had an unfavorable effect on subscription and maintenance revenue.
Professional Services
Professional services revenue primarily includes product implementation, consulting, customer education and customer training. Professional services revenue for fiscal 2014 decreased slightly compared with fiscal 2013 primarily due to a decrease in engagements relating to customer education and government agencies. Partially offsetting this decrease was an increase in engagements associated with large renewals that occurred earlier in fiscal 2014 and in the fourth quarter of fiscal 2013.
Professional services revenue for fiscal 2013 was consistent with fiscal 2012.
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
Software fees and other revenue decreased for fiscal 2014 compared with fiscal 2013 primarily as a result of a decrease of $13 million in sales of enterprise solutions products recognized on an up-front basis. This decrease was partially offset by an increase in revenue from our SaaS offerings.
Software fees and other revenue decreased for fiscal 2013 compared with fiscal 2012 primarily due to $39 million in revenue we recognized under a license agreement in connection with a litigation settlement with Rocket Software, Inc. (Rocket) which occurred in the third quarter of fiscal 2012. Rocket did not admit any wrongdoing in connection with this settlement. As part of this settlement, Rocket agreed to license technology from us, including source code authored several years ago and related trade secrets that were the subject of the litigation. This decrease was partially offset by an increase of $24 million in revenue from our SaaS offerings and an increase of $6 million in revenue from our perpetual enterprise solutions products.
Total Revenue by Geography
The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for fiscal 2014, 2013 and 2012.

	Fiscal 2014 Compared With Fiscal 2013					Fiscal 2013 Compared With Fiscal 2012
	(dollars in millions)
	2014 (1)	% Of Total	2013 (1)	% Of Total	% Change	2013 (1)	% Of Total	2012 (1)	% Of Total	% Change
United States	$2,677	59%	$2,716	59%	(1)%	$2,716	59%	$2,779	58%	(2)%
International	1,838	41%	1,894	41%	(3)%	1,894	41%	2,000	42%	(5)%
Total	$4,515	100%	$4,610	100%	(2)%	$4,610	100%	$4,779	100%	(4)%

(1)	Information presented excludes the results of our discontinued operations.

Revenue in the United States decreased by $39 million, or 1%, for fiscal 2014 compared with fiscal 2013 primarily due to a decrease in subscription and maintenance revenue, as described above. International revenue decreased by $56 million, or 3%, for fiscal 2014 compared with fiscal 2013, primarily due to an unfavorable foreign exchange effect of $37 million. Excluding the unfavorable foreign exchange effect, revenue declined in all regions except the Latin America region.
Revenue in the United States decreased by $63 million, or 2%, for fiscal 2013 compared with fiscal 2012 primarily due to a decrease in subscription and maintenance revenue, as described above. International revenue decreased by $106 million, or 5%, for fiscal 2013 compared with fiscal 2012, primarily due to an unfavorable foreign exchange effect of $95 million. Excluding the unfavorable foreign exchange effect, revenue declined in all regions except the Latin America region.
Price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.

Expenses
Operating expenses for fiscal 2014 increased compared with fiscal 2013 primarily as a result of our Fiscal 2014 Plan. The Fiscal 2014 Plan comprises the termination of more than 1,800 employees and global facilities consolidations. We intend to fill a majority of the positions involved in the Fiscal 2014 Plan with new employees that have skills to enable us to better focus our resources on priority products and market segments. The Fiscal 2014 Plan includes streamlining our sales structure to eliminate redundancies while maintaining our focus on customers. In addition, we have consolidated our development sites into development hubs to promote collaboration and agile development. Severance and facility consolidation actions under the Fiscal 2014 Plan were substantially completed by the end of fiscal 2014. Costs associated with the Fiscal 2014 Plan are included in the “Other (gains) expenses, net” line of our Consolidated Statements of Operations. Operating expenses for fiscal 2014 were also unfavorably affected by an increase in product development and enhancements expenses and costs of licensing and maintenance. Partially offsetting these increases in operating expenses was a decrease in selling and marketing expenses, primarily driven by the lower number of employees involved in selling and marketing activities and amortization of capitalized software costs. In the first quarter of fiscal 2013, there was $35 million of income from an intellectual property transaction recognized in “Other (gains) expenses, net,” in addition to an impairment recorded in the fourth quarter of fiscal 2013 of $55 million relating to purchased software.
Operating expenses for fiscal 2013 decreased compared with fiscal 2012 due to a decrease in selling and marketing expenses, a decrease in general and administrative expenses, a favorable effect of foreign exchange on operating expenses, a decrease in severance costs and a decrease of $20 million due to a change in our employee vacation benefits. As noted above, there was $35 million of income from an intellectual property transaction recognized in “Other (gains) expenses, net” in the first quarter of fiscal 2013. Partially offsetting these decreases was an increase in amortization of capitalized software costs.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. The increase in costs of licensing and maintenance for fiscal 2014 compared with fiscal 2013 was primarily attributable to the addition of technical support personnel in connection with the Fiscal 2014 Plan.
Costs of licensing and maintenance for fiscal 2013 were consistent with fiscal 2012.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for fiscal 2014 was consistent with fiscal 2013 and operating margin for professional services was 7% for each of fiscal 2014 and fiscal 2013.
Cost of professional services for fiscal 2013 was consistent with fiscal 2012 and operating margin for professional services was 7% for each of fiscal 2013 and fiscal 2012.
Operating margin for professional services does not include certain additional direct costs that are included within the Services segment (see “Performance of Segments” below). Expenses for the Services segment consist of cost of professional services and other direct costs included within selling and marketing and general and administrative expenses.
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

The decrease in amortization of capitalized software costs for fiscal 2014 compared with fiscal 2013 was primarily due to an impairment recorded in the fourth quarter of fiscal 2013 of $55 million relating to purchased software (see Note 6, “Long Lived Assets,” in the Notes to the Consolidated Financial Statements for additional information), partially offset by an increase in software development projects that have reached general availability in recent periods and amortization from assets acquired from recent acquisitions.
Our product offerings and go-to-market strategy continue to evolve to include solutions and product suites that may be delivered either on-premise or via SaaS or cloud platforms. We expect our product offerings to continue to become available to customers at more frequent intervals than our historical release cycles. We have adopted the Agile development methodologies, which are characterized by a more dynamic development process with more frequent revisions to a product release’s features and functions as the software is being developed. These factors resulted in our commencing capitalization much later in the development life cycle. As a result, product development and enhancements expenses have increased in fiscal 2014 as the amount capitalized for internally developed software costs decreased. In the future, the amount to be capitalized for internally developed software costs is not expected to be significant. As a result, future amortization of capitalized software costs is expected to decrease.
The increase in amortization of capitalized software costs for fiscal 2013 compared with fiscal 2012 was due to the afore-mentioned impairment recorded in the fourth quarter of fiscal 2013 of $55 million relating to purchased software, as well as an increase in software development projects that have reached general availability in recent periods and amortization from assets acquired from our fiscal 2012 acquisitions.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. For fiscal 2014, the decrease in selling and marketing expenses compared with fiscal 2013 was primarily attributable to a decrease in personnel-related costs of $150 million due to a reduced headcount as a result of the Fiscal 2014 Plan and prior year workforce reduction actions, as well as a decrease in commission expense due to lower new sales during fiscal 2014. These decreases were partially offset by a $46 million increase in our marketing initiatives for fiscal 2014 compared with fiscal 2013.
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
For fiscal 2014, general and administrative expenses decreased compared with fiscal 2013, primarily due to a favorable foreign exchange effect of $7 million.
For fiscal 2013, general and administrative expenses decreased compared with fiscal 2012, primarily due to a decrease in costs associated with external consultants of $24 million, a favorable foreign exchange effect of $10 million and a decrease in severance costs of $8 million. The decrease in external consultants expenses was primarily attributable to our cost containment efforts.
Product Development and Enhancements
For fiscal 2014 and fiscal 2013, product development and enhancements expenses represented 13% and 11% of total revenue, respectively. The increase in product development and enhancements expenses was attributable to the decrease in capitalized software development costs of approximately $128 million (see “Amortization of Capitalized Software Costs” above), partially offset by a decrease in personnel-related costs from a reduced headcount as a result of the Fiscal 2014 Plan and prior year workforce reduction actions.
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

Depreciation and Amortization of Other Intangible Assets
The decrease in depreciation and amortization of other intangible assets for fiscal 2014 compared with fiscal 2013 was primarily due to a decrease in depreciation expense, which was primarily as a result of property and equipment that became fully depreciated in the first quarter of fiscal 2014. This decrease was partially offset by an increase in amortization of other intangible assets acquired from recent acquisitions.
The decrease in depreciation and amortization of other intangible assets for fiscal 2013 compared with fiscal 2012 was primarily due to acquired intangible assets that became fully amortized.
Other (Gains) Expenses, Net
The summary of other (gains) expenses, net was as follows:

	Year Ended March 31,
(in millions)	2014	2013	2012
Fiscal 2014 Plan	$171	$—	$—
Legal settlements	29	18	9
(Gains) losses from foreign exchange derivative contracts	(20)	11	(3)
Losses from foreign exchange rate fluctuations	38	1	7
Assignment of rights to intellectual property	—	(35)	—
Other miscellaneous items	(10)	—	2
Total	$208	$(5)	$15
For fiscal 2014, other (gains) expenses, net includes a foreign currency loss of $6 million relating to the remeasurement of monetary assets and liabilities of our Venezuelan subsidiary. This loss arose from our use of exchange rates from the Venezuelan government’s most recent auction-based exchange rate program, the Complementary System for Foreign Currency Administration rate. As of March 31, 2014, our net monetary assets in Venezuela are less than $10 million and could be subject to further foreign currency losses. However, while the amounts and timing of these potential losses are unknown, they are not expected to materially affect our financial position or operating results.
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
Interest Expense, Net
Interest expense, net for fiscal 2014 increased compared with fiscal 2013 primarily as a result of additional interest expense relating to our debt offering that occurred during the second quarter of fiscal 2014.
The increase in interest expense, net for fiscal 2013 compared with fiscal 2012 was primarily attributable to a decrease in interest income due to lower interest rates and lower cash balances in the current period.
Refer to the “Liquidity and Capital Resources” section of this MD&A and Note 8, “Debt,” in the Notes to the Consolidated Financial Statements for additional information.
Income Taxes
Income tax expense for fiscal 2014, 2013 and 2012 was $140 million, $354 million and $407 million, respectively. Our effective tax rate was 13.5%, 27.4% and 30.6%, for fiscal 2014, 2013 and 2012, respectively. We expect a full-year effective tax rate of about 30% for fiscal 2015.
The reduction in the effective tax rate for fiscal 2014, compared with fiscal 2013, resulted primarily from favorable resolutions of uncertain tax positions relating to U.S. and non-U.S. jurisdictions (including the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007). These items taken together resulted in a net benefit of $168 million for fiscal 2014.
The reduction in the effective tax rate for fiscal 2013, compared with fiscal 2012, resulted primarily from resolutions of uncertain tax positions relating to U.S. and non-U.S. jurisdictions (including the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2008, 2009 and 2010) and the retroactive reinstatement of the U.S. Research and Development Tax Credit in January 2013, partially offset by refinements of tax positions taken for prior periods. These items taken together resulted in a net benefit of $63 million for fiscal 2013.
The reduction in the effective tax rate for fiscal 2012, compared with fiscal 2011, resulted primarily from the recognition of tax benefits related to an investment in a foreign subsidiary and a decrease in the valuation allowance for state net operating loss carryforwards due to a change in forecasted state taxable income. These items taken together resulted in a net benefit of $36 million for fiscal 2012.

No provision has been made for U.S. federal income taxes on $2,349 million and $2,220 million at March 31, 2014 and 2013, respectively, of unremitted earnings of our foreign subsidiaries since we plan to permanently reinvest all such earnings outside the United States. It is not practicable to determine the amount of tax associated with such unremitted earnings.
In November 2013, we received a tax assessment of Brazilian reais 211 million (which translated to $93 million at March 31, 2014), including interest and penalties, from the Brazilian tax authority relating to fiscal 2008-2013. The assessment included a report of findings in connection with the examination. We disagree with the proposed adjustments in the assessment and intend to vigorously dispute these matters through applicable administrative and judicial procedures, as appropriate. While we believe that we will ultimately prevail, if the assessment is not resolved in our favor, it would have an impact on our consolidated financial position, cash flows or results of operations. We do not believe it is reasonably possible that the amount of unrecognized tax benefits for this matter will significantly increase or decrease within the next 12 months.
Refer to Note 15, “Income Taxes,” in the Notes to the Consolidated Financial Statements for additional information.
Discontinued Operations
In the fourth quarter of fiscal 2014, the Company entered into a definitive agreement to divest its CA ERwin Data Modeling solution assets (ERwin). The Company expects to close the sale of ERwin during fiscal 2015. The results of discontinued operations for fiscal 2014, 2013 and 2012 included revenue of $32 million, $33 million and $35 million, respectively, and income from operations, net of taxes, of $15 million, $16 million and $15 million, respectively.
In the first quarter of fiscal 2012, we sold our Internet Security business for $14 million. The results of discontinued operations for fiscal 2012 included revenue of $15 million and income from operations, net of taxes, of $13 million.
Refer to Note 3, “Divestitures,” in the Notes to the Consolidated Financial Statements for additional information.

Performance of Segments
Our Mainframe Solutions and Enterprise Solutions segments comprise our software business organized by the nature of our software offerings and the platform on which the products operate. The Mainframe Solutions segment products help customers and partners transform mainframe management, gain more value from existing technology and extend mainframe capabilities. Our Enterprise Solutions segment consists of various product offerings, including: DevOps, which helps customers unite application development and IT operations; Management Cloud, where we help customers optimize investments, projects, resources and processes; and Security, which includes identity and access management. The Services segment comprises product implementation, consulting, customer education and customer training. These services include those directly related to our mainframe solutions and enterprise solutions.
We regularly enter into a single arrangement with a customer that includes mainframe solutions, enterprise solutions and services. The amount of contract revenue assigned to segments is generally based on the manner in which the proposal is made to the customer. The software product revenue is assigned to the Mainframe Solutions and Enterprise Solutions segments based on either: (1) a list price allocation method (which allocates a discount in the total contract price to the individual products in proportion to the list price of the product); (2) allocations included within internal contract approval documents; or (3) the value for individual software products as stated in the customer contract. The price for the implementation, consulting, education and training services is separately stated in the contract and these amounts of contract revenue are assigned to the Services segment. The contract value assigned to each operating segment is then recognized in a manner consistent with the revenue recognition policies we apply to the customer contract for purposes of preparing our Consolidated Financial Statements.
Segment expenses include costs that are controllable by segment managers (i.e., direct costs) and, in the case of the Mainframe Solutions and Enterprise Solutions segments, an allocation of shared and indirect costs (i.e., allocated costs). Segment-specific direct costs include a portion of selling and marketing costs, licensing and maintenance costs, product development costs, general and administrative costs and amortization of the cost of internally developed software. Allocated segment costs primarily include indirect and non-segment-specific direct selling and marketing costs and general and administrative costs that are not directly attributable to a specific segment. The basis for allocating shared and indirect costs between the Mainframe Solutions and Enterprise Solutions segments is dependent on the nature of the cost being allocated and is either in proportion to segment revenues or in proportion to the related direct cost category. Expenses for the Services segment consist of cost of professional services and other direct costs included within selling and marketing and general and administrative expenses. There are no allocated or indirect costs for the Services segment.
Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; costs associated with our Fiscal 2014 Plan; and other miscellaneous costs. Additionally, starting in the first quarter of fiscal 2014, the measure of segment expenses and segment profit was revised by the Chief Operating Decision Maker, who is our Chief Executive Officer, to treat all costs of internal software development as segment expense in the period the costs are incurred and as a result, we will add back capitalized internal software costs and exclude amortization of internally developed software costs previously capitalized from segment expenses. Prior period segment expense and profit information has been revised to present segment profit and expense on a consistent basis. A measure of segment assets is not currently provided to our Chief Executive Officer and has therefore not been disclosed.

Segment financial information for fiscal 2014, 2013 and 2012 is as follows:

Mainframe Solutions	Fiscal 2014 (1)	Fiscal 2013 (1)	Fiscal 2012 (1)
Revenue	$2,478	$2,489	$2,612
Expenses	987	1,028	1,157
Segment profit	$1,491	$1,461	$1,455
Segment operating margin	60%	59%	56%

(1)	Information presented excludes the results of our discontinued operations.
For fiscal 2014, Mainframe Solutions revenue decreased compared with the year-ago period primarily due to an unfavorable foreign exchange effect of $18 million. Excluding the effect of foreign exchange, Mainframe Solutions revenue would have increased slightly primarily as a result of improved renewal yields. The increase in Mainframe Solutions operating margin for fiscal 2014 compared with fiscal 2013 was primarily a result of a decrease in selling and marketing expense as result of lower personnel expenses.
The decrease in Mainframe Solutions revenue for fiscal 2013 compared with fiscal 2012 was driven primarily by an unfavorable foreign exchange effect of $56 million, the aforementioned $39 million in revenue recognized in connection with the Rocket settlement and lower mainframe solutions new product and capacity sales in prior periods. The increase in Mainframe Solutions operating margin for fiscal 2013 compared with fiscal 2012 was primarily a result of the decrease in selling and marketing expenses, a favorable effect of foreign exchange on operating expenses, a decrease in general and administrative expenses and a decrease in severance costs.

Enterprise Solutions	Fiscal 2014 (1)	Fiscal 2013 (1)	Fiscal 2012 (1)
Revenue	$1,658	$1,739	$1,785
Expenses	1,514	1,599	1,691
Segment profit	$144	$140	$94
Segment operating margin	9%	8%	5%

(1)	Information presented excludes the results of our discontinued operations.
Enterprise Solutions revenue for fiscal 2014 decreased compared with fiscal 2013 primarily due to a decrease in new product sales in both the current and prior fiscal year. This decline in revenue was primarily due to a decrease in sales of certain mature product lines, partially offset by an increase in sales of recently acquired products. There was also an unfavorable foreign exchange effect of $17 million compared with the year-ago period. Enterprise Solutions operating margin for fiscal 2014 increased as a result of the decrease in selling and marketing expenses and product development and enhancement expenses during fiscal 2014. Fiscal 2013 included income from the aforementioned $35 million intellectual property transaction.
Enterprise Solutions revenue for fiscal 2013 decreased compared with fiscal 2012 primarily due to an unfavorable foreign exchange effect of $32 million and lower new product sales from prior periods. Within Enterprise Solutions revenue, there was a decrease in revenue from our service assurance, automation and data management products, partially offset by an increase in revenue attributable to our ITKO and Nimsoft products. Enterprise Solutions operating margin for fiscal 2013 compared with fiscal 2012 increased as a result of the income from the aforementioned $35 million intellectual property transaction in the first quarter of fiscal 2013, which contributed two percentage points to operating margin in fiscal 2013, as well as a decrease in severance costs compared with fiscal 2012. These favorable items were offset by our additional investments in ITKO and Nimsoft products.

Services	Fiscal 2014	Fiscal 2013	Fiscal 2012
Revenue	$379	$382	$382
Expenses	357	358	359
Segment profit	$22	$24	$23
Segment operating margin	6%	6%	6%
Services segment expenses include cost of professional services and assigned general and administrative expenses that are not included in the cost of professional services expense lines of the Consolidated Statement of Operations.
Services revenue for fiscal 2014 decreased compared with fiscal 2013 primarily due to a decrease in engagements relating to customer education and government agencies. Operating margin for Services remained consistent for fiscal 2014 compared with fiscal 2013.
For fiscal 2013, Services revenue, expenses and operating margin remained consistent compared with fiscal 2012.

Refer to Note 17, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements for additional information.

Bookings
For fiscal 2014 and fiscal 2013, total bookings were $4,521 million and $4,082 million, respectively. The increase in bookings was primarily due to a year-over-year increase in renewals within subscription and maintenance bookings, partially offset by a decrease in total new product and mainframe solutions capacity sales.
Mainframe solutions renewals, and to a lesser extent, enterprise solutions renewals, increased year-over-year primarily as a result of the timing of our renewal portfolio.
Within total bookings, total new product and mainframe solutions capacity sales decreased by approximately 10% for fiscal 2014 compared with fiscal 2013 primarily due to a decrease in mainframe solutions capacity sales in the fourth quarter of fiscal 2014. Excluding the unfavorable effect of foreign exchange, total new product and mainframe solutions capacity sales decreased by a high-single-digit percentage. Mainframe solutions new product sales decreased by a percentage in the low teens and capacity sales decreased by a mid-30% range. Mainframe solutions capacity and new product sales growth can be inconsistent on both a quarterly and annual basis. We believe the period-over-period change in mainframe solutions new sales and capacity combined is a more appropriate measure of performance. Starting in the first quarter of fiscal 2015, we will only provide total mainframe solutions new sales. For fiscal 2014, mainframe solutions new sales including capacity were down in the mid 20% range. The decrease in mainframe solutions new product sales was due to several factors, including: the composition of the renewal portfolio as compared with the prior year, which included a more than $200 million contract with a U.S. government agency in the fourth quarter of fiscal 2013 having a large amount of mainframe capacity; and improved price performance realized by customers on capacity. Overall, we expect the percentage growth of our mainframe solutions revenue to perform in line with the mainframe industry. Enterprise solutions new product sales decreased by a mid-single-digit percentage primarily due to a decline in sales from certain mature product lines, partially offset by an increase in sales of recently acquired products. Total new product and mainframe solutions capacity sales decreased in all regions.
Total bookings in fiscal 2014 compared with the year-ago period increased in all regions, except in the Asia Pacific Japan region. In fiscal 2014 compared with the year-ago period, total bookings increased in the Europe, Middle East and Africa region primarily as a result of several large contract renewals.
For fiscal 2013 and fiscal 2012, total bookings were $4,082 million and $4,632 million, respectively. The decrease in total bookings was primarily a result of a year-over-year decline in mainframe solutions renewals, enterprise and mainframe solutions new product sales and mainframe solutions capacity sales reflected in subscription and maintenance bookings and to a lesser extent a decrease in professional services bookings. This decrease was slightly offset by an increase in software fees and other bookings that are or will be recognized as software fees and other revenue and were primarily driven by growth in our SaaS offerings. For fiscal 2012, software fees and other bookings included the aforementioned $39 million recognized in connection with the Rocket settlement.
Mainframe solutions new product and capacity sales were down in fiscal 2013 compared with fiscal 2012 primarily due to lower renewals. Enterprise solutions new product sales declined primarily due to our lower-than expected sales of new products outside of our renewal process. Bookings performance was also negatively affected by a difficult macroeconomic environment. During the first quarter of fiscal 2013, bookings performance was unexpectedly disrupted by our efforts to align our sales force to execute our customer segmented go-to-market initiative.
In fiscal 2013, total bookings decreased compared with fiscal 2012 in the United States and Europe, Middle East and Africa regions and increased in the Asia Pacific Japan and Latin America regions. Total new product and mainframe solutions capacity sales in fiscal 2013 declined by approximately 20% compared with fiscal 2012. Within these bookings, new product and capacity sales decreased in all regions except in the Asia Pacific Japan region.
Subscription and Maintenance Bookings
For fiscal 2014 and fiscal 2013, subscription and maintenance bookings were $3,718 million and $3,214 million, respectively. The increase in subscription and maintenance bookings was primarily attributable to an increase in our renewals.
During fiscal 2014, we executed a total of 54 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,973 million. During fiscal 2013, we executed a total of 52 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,514 million.
For fiscal 2013 and fiscal 2012, subscription and maintenance bookings were $3,214 million and $3,753 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to lower mainframe solutions renewals, and lower enterprise and mainframe solutions new product sales and mainframe solutions capacity sales reflected in subscription and maintenance bookings. Within renewals, the decrease in mainframe solutions renewals was primarily attributable to the composition of the renewal portfolio. This decrease was partially offset by an increase in enterprise solutions renewals.

Mainframe solutions renewals, and to a lesser extent, enterprise solutions renewals, increased year-over-year. The value of our fiscal 2014 renewals increased in the mid-20% range compared with fiscal 2013. Excluding the aforementioned contract renewal with a large system integrator, the value of our fiscal 2014 renewals would have increased by a percentage in the low teens. This increase was primarily due to a higher dollar value of contract renewals in fiscal 2014 compared with fiscal 2013 and also was a result of certain renewals closing prior to their scheduled expiration dates. A renewal can close before its scheduled renewal date for a number of reasons, including customer preference, customer needs for additional products or capacity, or our preference. The level of contracts closed prior to scheduled expiration dates and the reasons for such closings can vary from quarter to quarter. For the fourth quarter of fiscal 2014, our percentage renewal yield was in the mid-90 percent range. Our percentage renewal yield was above 90 percent for each quarter of fiscal 2014. There was not a material difference between this renewal yield percentage and the renewal yield percentage as it would have been calculated under our previous methodology. We expect our fiscal 2015 renewal portfolio to decline by a high-single-digit percentage compared with fiscal 2014. Excluding the impact from a contract renewal with a large system integrator which occurred during fiscal 2014, we expect the value of our fiscal 2015 renewal portfolio to be consistent with the value of our fiscal 2014 renewal portfolio.
Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. Annualized subscription and maintenance bookings increased from $983 million in fiscal 2013 to $1,110 million in fiscal 2014 due to the increase in subscription and maintenance bookings from fiscal 2013 to fiscal 2014. The weighted average subscription and maintenance license agreement duration in years increased from 3.27 in fiscal 2013 to 3.35 in fiscal 2014.
Although each contract is subject to terms negotiated by the respective parties, we do not expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

Selected Quarterly Information

	Fiscal 2014 Quarter Ended				Total (1)
	June 30 (1)	September 30 (1)	December 31 (1)	March 31 (1)
	(dollars in millions, except per share amounts)
Revenue	$1,120	$1,132	$1,155	$1,108	$4,515
Percentage of annual revenue	25%	25%	25%	25%	100%
Costs of licensing and maintenance	$70	$73	$78	$82	$303
Cost of professional services	$88	$88	$88	$89	$353
Amortization of capitalized software costs	$69	$72	$72	$69	$282
Income from continuing operations	$331	$236	$228	$104	$899
Basic income per common share from continuing operations	$0.73	$0.52	$0.51	$0.23	$2.00
Diluted income per common share from continuing operations	$0.73	$0.52	$0.50	$0.23	$1.99

	Fiscal 2013 Quarter Ended				Total (1)
	June 30 (1)	September 30 (1)	December 31 (1)	March 31 (1)
	(dollars in millions, except per share amounts)
Revenue	$1,137	$1,144	$1,186	$1,143	$4,610
Percentage of annual revenue	24%	25%	26%	25%	100%
Costs of licensing and maintenance	$68	$69	$71	$74	$282
Cost of professional services	$86	$88	$92	$88	$354
Amortization of capitalized software costs (2)	$64	$67	$65	$121	$317
Income from continuing operations	$236	$218	$247	$238	$939
Basic income per common share from continuing operations	$0.50	$0.47	$0.54	$0.52	$2.03
Diluted income per common share from continuing operations	$0.50	$0.47	$0.54	$0.52	$2.03

(1)	Information presented excludes the results of our discontinued operations.

(2)
Includes impairment of $55 million in the fourth quarter of fiscal 2013 relating to purchased software (see Note 6, “Long Lived Assets,” in the Notes to the Consolidated Financial Statements for additional information).

Liquidity and Capital Resources
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 61% held in our subsidiaries outside the United States at March 31, 2014. Cash and cash equivalents totaled $3,252 million at March 31, 2014, representing an increase of $659 million from the March 31, 2013 balance of $2,593 million. The increase in cash was primarily a result of cash received from our August 2013 debt offering and maturities of short-term investments. During fiscal 2014, there was a $62 million favorable translation effect from foreign currency exchange rates on cash held outside the United States in currencies other than the U.S. dollar.
Although 61% of our cash and cash equivalents is held by foreign subsidiaries, we currently neither intend nor expect a need to repatriate these funds to the United States in the foreseeable future. We expect existing domestic cash, cash equivalents and cash flows from operations to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding of capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding of capital expenditures, acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter.

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
For fiscal 2014, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $502 million compared with $672 million in fiscal 2013.
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

	March 31, 2014 (1)	March 31, 2013 (1)
	(in millions)
Billings backlog:
Amounts to be billed — current	$1,986	$2,140
Amounts to be billed — noncurrent	2,369	2,173
Total billings backlog	$4,355	$4,313
Revenue backlog:
Revenue to be recognized within the next 12 months — current	$3,542	$3,545
Revenue to be recognized beyond the next 12 months — noncurrent	4,162	4,202
Total revenue backlog	$7,704	$7,747
Deferred revenue (billed or collected)	$3,349	$3,434
Total billings backlog	4,355	4,313
Total revenue backlog	$7,704	$7,747

(1)	Information presented excludes the results of our discontinued operations.
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

	March 31, 2014 (1)	March 31, 2013 (1)
	(in millions)
Expected future cash collections:
Total billings backlog	$4,355	$4,313
Trade accounts receivable, net	800	856
Total expected future cash collections	$5,155	$5,169

(1)	Information presented excludes the results of our discontinued operations.
Total billings backlog in fiscal 2014 compared with fiscal 2013 increased slightly as a result of a favorable effect of foreign exchange. Total current billings backlog in fiscal 2014 compared with fiscal 2013 decreased primarily due to the timing of billings from committed contracts. Total expected future cash collections in fiscal 2014 was consistent compared with fiscal 2013. Total revenue backlog in fiscal 2014 decreased slightly compared with fiscal 2013.
Revenue to be recognized in the next 12 months at March 31, 2014 was consistent compared with March 31, 2013. This reflects our unfavorable year-to-date sales performance for fiscal 2014 offset by the favorable year-over-year effect from a large system integrator renewal for more than $300 million that was executed in the third quarter of fiscal 2014, which was expected to expire within the fourth quarter of fiscal 2014.
Generally, we believe that a change in the current portion of revenue backlog on a year-over-year basis is an indicator of future subscription and maintenance revenue performance due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.
Unbilled amounts relating to subscription licenses are mostly collectible over a period of one-to-five years and at March 31, 2014, on a cumulative basis, 46%, 77%, 90%, 98% and 99% come due within fiscal 2015 through 2019, respectively.

Cash Provided by Operating Activities

	Year Ended March 31,			$ Change
	2014 (1)	2013 (1)	2012 (1)	2014 / 2013	2013 / 2012
	(in millions)
Cash collections from billings (2)	$4,756	$4,824	$5,107	$(68)	$(283)
Vendor disbursements and payroll (2)	(3,093)	(3,110)	(3,226)	17	116
Income tax payments, net	(500)	(324)	(411)	(176)	87
Other disbursements, net (3)	(166)	—	18	(166)	(18)
Net cash provided by continuing operating activities	$997	$1,390	$1,488	$(393)	$(98)

(1)	Information presented excludes the results of our discontinued operations.

(2)	Amounts include value added taxes and sales taxes.

(3)
For fiscal 2014, amount includes $108 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For fiscal 2013, amount includes interest, restructuring payments and $35 million in cash proceeds received from the aforementioned intellectual property transaction in the first quarter of fiscal 2013 and miscellaneous receipts and disbursements. For fiscal 2012, amount includes interest, restructuring payments and miscellaneous receipts and disbursements.

Fiscal 2014 versus Fiscal 2013
Operating Activities:
Net cash provided by continuing operating activities for fiscal 2014 was $997 million, representing a decrease of $393 million compared with fiscal 2013. Net cash provided by continuing operating activities was unfavorably affected by an increase in income tax payments of $176 million, which includes an income tax refund received in the second quarter of fiscal 2014 of $70 million. In addition, there was an unfavorable effect from the payments associated with the Fiscal 2014 Plan of $108 million and an increase in internally developed software costs recognized as expense of approximately $125 million. For fiscal 2013, other disbursements, net included the $35 million in cash proceeds received as other income from the aforementioned intellectual property transaction in first quarter of fiscal 2013.
We expect cash flow from operations to increase by a percentage between the mid-single digits and the low teens for fiscal 2015 compared with fiscal 2014, primarily as a result of expected lower cash payments relating to income taxes and lower payments associated with the Fiscal 2014 Plan.
Investing Activities:
Net cash provided by investing activities from continuing operations for fiscal 2014 was $5 million compared with net cash used in investing activities from continuing operations of $473 million for fiscal 2013. The change in net investing activities was primarily due to a decrease in the amount capitalized for internally developed software costs of $125 million, a decrease in restricted cash of $50 million and a decrease in net investments made during fiscal 2014 compared with fiscal 2013. During fiscal 2014, we had maturities of short-term investments of $191 million and purchases of short-term investments of $9 million, compared with purchases of short-term investments of $346 million and maturities of short-term investments of $163 million during fiscal 2013. The year-over-year change in our investment amounts is a result of a change in the allocation of our investment portfolio, which reduced our investments in instruments with maturities greater than 90 days. These decreases were partially offset by an increase in cash paid for acquisitions of $57 million.
Financing Activities:
Net cash used in continuing financing activities from continuing operations for fiscal 2014 was $421 million compared with $938 million in fiscal 2013. The decrease was primarily due to the receipt of proceeds of $498 million from our August 2013 debt offering and an increase in the exercise of common stock options of $66 million during fiscal 2014, partially offset by an increase in net repayments from our notional pooling arrangement of $36 million and an increase in common shares repurchased of $14 million.
Refer to the “Debt Arrangements” table below for additional information about our debt balances at March 31, 2014.

Fiscal 2013 versus Fiscal 2012
Operating Activities:
Net cash provided by continuing operating activities for fiscal 2013 was $1,390 million, representing a decrease of $98 million compared with fiscal 2012. The decrease was primarily due to a decrease in cash collections of $283 million from lower billings, partially offset by a decrease in vendor disbursements, payroll and other disbursements, net of $98 million and a decrease in income tax payments of $87 million. For fiscal 2013, there was an increase in cash collections from single installment payments of $193 million. For fiscal 2013, other disbursements, net includes $35 million in cash proceeds received as other income from the aforementioned intellectual property transaction that occurred in the first quarter of fiscal 2013.
Investing Activities:
Net cash used in continuing investing activities for fiscal 2013 was $473 million compared with $455 million for fiscal 2012. The increase in net cash used in continuing investing activities was primarily due to an increase in cash paid for investments of $238 million and a decrease in cash received from investment sales and maturities of $124 million, partially offset by a decrease in cash paid for acquisitions of $311 million, a decrease in purchases of property and equipment of $22 million and a decrease in capitalized software development costs of $15 million.
Financing Activities:
Net cash used in continuing financing activities for fiscal 2013 was $938 million compared with $1,330 million in fiscal 2012. The decrease in net cash used in continuing financing activities was primarily due to a decrease in common shares repurchased of $560 million and a decrease in net debt repayments, including our notional pooling arrangement, of $114 million, partially offset by an increase in cash dividends paid of $271 million.
Refer to the “Debt Arrangements” table below for additional information about our debt balances at March 31, 2013.
Debt Arrangements
Our debt arrangements consisted of the following:

	At March 31,
	2014	2013
	(in millions)
Revolving credit facility due June 2018	—	—
5.375% Senior Notes due December 2019	750	750
6.125% Senior Notes due December 2014, net of unamortized premium from fair value hedge of $8 and $19	508	519
2.875% Senior Notes due August 2018	250	—
4.500% Senior Notes due August 2023	250	—
Other indebtedness, primarily capital leases	13	26
Unamortized discount for Notes	(5)	(5)
Total debt outstanding	$1,766	$1,290
Less the current portion	(514)	(16)
Total long-term debt portion	$1,252	$1,274
In August 2013, we issued $250 million of 2.875% Senior Notes due August 2018 (2.875% Notes) and $250 million of 4.500% Senior Notes due August 2023 (4.500% Notes). The 2.875% Notes and 4.500% Notes are senior unsecured obligations that rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium of 25 basis points and 30 basis points for the 2.875% Notes and 4.500% Notes, respectively. Interest on the 2.875% Notes and 4.500% Notes is payable semiannually in August and February. The 2.875% Notes and 4.500% Notes contain customary covenants and events of default. The maturity of the 2.875% Notes and the 4.500% Notes may be accelerated by holders upon certain events of default, including failure to make payments when due and failure to comply with covenants.
We have entered into interest rate swaps to convert $500 million of our 6.125% Senior Notes into floating interest rate payments through December 1, 2014. Under the terms of the swaps, we will pay quarterly interest at an average rate of 2.88% plus the three-month LIBOR rate, and will receive payment at 5.625%. The LIBOR-based rate is set quarterly three months prior to the date of the interest payment. At March 31, 2014, the fair value of these derivatives was an asset of $8 million, which is included in “Other current assets” in the Consolidated Balance Sheet. The carrying value of the 6.125% Notes was adjusted by an amount that is equal and offsetting to the fair value of the swaps.

In April 2011, we repaid the $250 million outstanding balance of our revolving credit facility that was due August 2012. In August 2011, we replaced the revolving credit facility due August 2012 with a new revolving credit facility due August 2016. In June 2013, we amended our revolving credit facility to extend the termination date from August 2016 to June 2018. The maximum committed amount available under the revolving credit facility due June 2018 is $1 billion. The facility also provides us with an option to increase the available credit by an amount up to $500 million. This option is subject to certain conditions and the agreement of the facility lenders. At March 31, 2014 and 2013, there were no outstanding borrowings under the revolving credit facility.
At March 31, 2014, our senior unsecured notes were rated Baa2 (stable) by Moody’s Investor Services, BBB+ (stable) by Standard and Poor’s, and BBB+ (stable) by Fitch Ratings.
From time to time, we examine our debt balances in light of market conditions and other factors and thus, the levels of our debt balances may change. For further information on our debt balances, refer to Note 8, “Debt,” in the Notes to the Consolidated Financial Statements.
Stock Repurchases
Under the $2.5 billion capital allocation program approved by our Board of Directors on January 23, 2012, we were authorized to acquire up to $1.5 billion of our common stock. As part of the capital allocation program, we entered into an accelerated share repurchase agreement with a bank in the fourth quarter of fiscal 2012 to purchase $500 million of our common stock. Under the agreement, we paid $500 million to the bank for an initial delivery of 15 million shares. The accelerated share repurchase transaction was completed in the first quarter of fiscal 2013 and we received 3.7 million additional shares. The final number of shares delivered upon settlement of the agreement was determined based on the average price of our common stock over the term of the accelerated share repurchase agreement. During fiscal 2013, excluding the accelerated share repurchase transaction, we repurchased 20 million shares of our common stock for $495 million.
During fiscal 2014, we repurchased 16 million shares of our common stock for $505 million. At March 31, 2014, we completed the purchases of our common stock under the abovementioned stock repurchase program.
On May 14, 2014, our Board of Directors approved a stock repurchase program that authorized us to acquire up to $1 billion of our common stock. We expect to complete the program in approximately three years. We expect to fund the program with available cash on hand and repurchase shares on the open market, through solicited or unsolicited privately negotiated transactions or otherwise from time to time based on market conditions and other factors.
Dividends
We have paid cash dividends each year since July 1990. For fiscal 2014, 2013 and 2012, we paid annual cash dividends of $1.00, $1.00 and $0.40 per share, respectively. On January 23, 2012, our Board of Directors approved a capital allocation program that targeted the return of up to $2.5 billion to shareholders through fiscal 2014. This included an increase in the annual dividend from $0.20 to $1.00 per share on our common stock as and when declared by the Board of Directors. For each of fiscal 2014 and 2013, we paid quarterly cash dividends of $0.25 per share. We paid a cash dividend of $0.25 per share in the fourth quarter of fiscal 2012 and $0.05 per share in each of the first three quarters of fiscal 2012.
Effect of Foreign Currency Exchange Rate Changes
There was a $62 million favorable impact to our cash balances in fiscal 2014 predominantly due to the weakening of the U.S. dollar against the euro (7%), the British pound sterling (10%) and the Israeli shekel (5%), partially offset by the strengthening of the U.S. dollar against the Brazilian real (11%), the Australian dollar (11%) and the Japanese yen (9%).
There was an $83 million unfavorable impact to our cash balances in fiscal 2013 predominantly due to the strengthening of the U.S. dollar against the euro (4%), the Brazilian real (10%) and the Japanese yen (12%).

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

The following table summarizes our contractual arrangements at March 31, 2014 and the timing and effect that those commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of payments on our debt obligations as reported on our Consolidated Balance Sheet at March 31, 2014.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in millions)
Long-term debt obligations (inclusive of interest)	$2,156	$579	$120	$366	$1,091
Operating lease obligations (1)	447	95	146	101	105
Purchase obligations	113	85	25	3	—
Other obligations (2)	56	18	17	9	12
Total	$2,772	$777	$308	$479	$1,208

(1)
The contractual obligations for noncurrent operating leases exclude sublease income totaling $23 million expected to be received in the following periods: $5 million (less than 1 year); $7 million (1–3 years); $5 million (3–5 years); and $6 million (more than 5 years).

(2)
$202 million of estimated liabilities related to unrecognized tax benefits are excluded from the contractual obligations table because we could not make a reasonable estimate of when those amounts will become payable.

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
We also license our software products without the right to unspecified future software products. Revenue from these arrangements is either recognized at the inception of the license agreement (up-front basis) or ratably over the term of any maintenance agreement that is bundled with the license. Revenue is recognized up-front only when we have established VSOE for all of the undelivered elements of the agreement. We use the residual method to determine the amount of license revenue to be recognized up-front. The residual method allocates arrangement consideration to the undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement consideration allocated to the license. The portion allocated to the license is recognized “up-front” once all four of the revenue recognition criteria are met as described below. We establish VSOE of the fair value of maintenance from either contractually stated renewal rates or using the bell-shaped curve method. VSOE of the fair value of professional services is established based on hourly rates when sold on a stand-alone basis. Up-front revenue is recorded as Software Fees and Other. Revenue recognized on an up-front model will result in higher total revenue in a reporting period than if that revenue was recognized ratably.
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
We may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, and, if so, we then apply the two-step impairment test. The two-step impairment test first compares the fair value of our reporting units, which are the same as our operating segments, to their carrying amount (i.e., book value). If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired and we are not required to perform further testing. If the carrying amount of the reporting unit exceeds its fair value, we determine the implied fair value of the reporting unit’s goodwill and if the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.
Based on our impairment analysis in the fourth quarter of fiscal 2014, we determined that the fair value of each of our reporting units exceeded the carrying amount of the unit by more than 10% of the carrying amount.

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
The carrying values of capitalized software products, purchased software, internally developed software and other intangible assets are reviewed for recoverability on a quarterly basis. The facts and circumstances considered include an assessment of the net realizable value for capitalized software products and the recoverability of the cost of other intangible assets from future cash flows to be derived from the use of the asset. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude of any impairment.
Intangible assets with finite useful lives are subject to amortization over the expected period of economic benefit to us. We evaluate whether events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life.
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
We expect that our product offerings and go-to-market strategy will continue to evolve in future periods to include solutions and product suites that may be delivered either on-premise or via SaaS or cloud platforms. We expect these product offerings will continue to become available to customers at more frequent intervals than our historical release cycles. We also expect a more extensive adoption of Agile development methodologies which are characterized by a more dynamic development process with more frequent revisions to a product release’s features and functions as the software is being developed. These factors will result in our commencing capitalization much later in the development life cycle. As a result, product and development expenses are expected to increase in future periods as the amount of software development costs capitalized decreases.
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
New Accounting Pronouncements
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which changes the criteria for reporting discontinued operations and enhances disclosures on discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. Examples cited in the guidance include a disposal of a major geographical area, a major line of business, a major equity method investment or other major part of an entity. The new guidance also requires expanded disclosures about the assets, liabilities, income and expenses of discontinued operations. ASU 2014-08 is to be applied prospectively and is effective for interim periods with fiscal years beginning on or after December 15, 2014. Early adoption of ASU 2014-08 is permitted, but only for disposals or assets held for sale that have not been reported in previously issued (or available to be issued) financial statements. We have not early adopted the provisions of ASU 2014-08.

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
At March 31, 2014, our outstanding debt was $1,766 million, all of which was in fixed rate obligations. Refer to Note 8, “Debt,” in the Notes to the Consolidated Financial Statements for additional information.
At March 31, 2014, we had interest rate swaps with a total notional value of $500 million that swap a total of $500 million of our 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. These swaps are designated as fair value hedges and are being accounted for in accordance with the shortcut method of FASB ASC Topic 815. Under the terms of the swaps, we will pay quarterly interest at an average rate of 2.88%, plus the three-month LIBOR rate, and will receive payment at 5.625%. The LIBOR-based rate is set quarterly three months prior to date of the interest payment.
At March 31, 2014, the fair value of these derivatives was an asset of $8 million, which is included in “Other current assets” in our Consolidated Balance Sheet. At March 31, 2013, the fair value of these derivatives was an asset of $19 million, of which $11 million is included in “Other current assets” and $8 million is included in “Other noncurrent assets, net” in our Consolidated Balance Sheet.
Each 25 basis point increase or decrease in interest rates would have a $1 million impact on the annual interest expense related to our interest rates swaps corresponding to the 6.125% Notes.

Foreign Currency Exchange Risk
We conduct business on a worldwide basis through subsidiaries in 45 foreign countries and, as such, a portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In October 2005, our Board of Directors adopted our Risk Management Policy and Procedures, which authorize us to manage, based on management’s assessment, our risks and exposures to foreign currency exchange rates through the use of derivative financial instruments (e.g., forward contracts, options and swaps) or other means. We only use derivative financial instruments in the context of hedging and do not use them for speculative purposes.
During fiscal 2014 and 2013, we did not designate our foreign exchange derivatives as hedges. Accordingly, all foreign exchange derivatives are recorded in our Consolidated Balance Sheets at fair value and unrealized or realized changes in fair value from these contracts are recorded as “Other (gains) expenses, net” in our Consolidated Statements of Operations.
Refer to Note 9, “Derivatives” for additional information regarding our derivative activities.
If foreign currency exchange rates affecting our business weakened by 10% on an overall basis in comparison to the U.S. dollar, the amount of cash and cash equivalents we would report in U.S. dollars would decrease by approximately $199 million.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting at March 31, 2014 based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s evaluation included the design of the Company’s internal control over financial reporting and the operating effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this Form 10-K.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears on page 58 of this Form 10-K.
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

Item 9B. Other Information.
Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item that will appear under the headings “Election of Directors,” “Director Nominating Procedures,” “Board Committees and Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed with the SEC relating to our 2014 Annual Meeting of Stockholders is incorporated herein by reference. Also, refer to Part I under the heading “Executive Officers of the Registrant” for information concerning our executive officers.
We maintain a Code of Conduct that qualifies as a “code of ethics” within the meaning of Item 406 of the SEC’s Regulation S-K. Our Code of Conduct is applicable to all employees and directors, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Our Code of Conduct is available on our website at www.ca.com/invest. Any amendment or waiver to the “code of ethics” provisions of our Code of Conduct that applies to our directors or executive officers will be included in a report filed with the SEC on Form 8-K or will be otherwise disclosed to the extent required and as permitted by law or regulation. The Code of Conduct is available without charge in print to any stockholder who requests a copy by writing to our Corporate Secretary, at CA, Inc., 520 Madison Avenue, New York, New York 10022.

Item 11. Executive Compensation.
Information required by this Item that will appear under the headings “Compensation and Other Information Concerning Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation and Human Resources Committee Report on Executive Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this Item that will appear under the headings “Information Regarding Beneficial Ownership of Principal Stockholders, the Board and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the definitive proxy statement to be filed with the SEC relating to our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item that will appear under the headings “Related Person Transactions” and “Director Independence” in the definitive proxy statement to be filed with the SEC relating to our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
Information required by this Item that will appear under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive proxy statement to be filed with the SEC relating to our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1)      The Registrant’s financial statements together with a separate table of contents are annexed hereto.
(2)      Financial Statement Schedules are listed in the separate table of contents annexed hereto.
(3)      Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation.	8-K	3.3	03/09/06
3.2	By-Laws of the Company, as amended.	8-K	3.1	02/28/07
4.1	Restated Certificate of Designation of Series One Junior Participating Preferred Stock, Class A of the Company.	8-K	3.2	03/09/06
4.2	Stockholder Protection Rights Agreement dated November 8, 2012 between the Company and Computershare Shareowner Services LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock of the Company.	8-K	4.1	11/08/12
4.3	Indenture with respect to the Company’s 4.75% Senior Notes due 2009 and 6.125% Senior Notes due 2014 dated November 18, 2004 between the Company and The Bank of New York, as Trustee.	8-K	4.2	11/19/04
4.4	Purchase Agreement dated November 15, 2004 among the Initial Purchasers of the 4.75% Senior Notes due 2009 and 6.125% Senior Notes due 2014 and the Company.	8-K	4.1	11/19/04
4.5	First Supplemental Indenture dated November 30, 2007 to the Indenture dated November 18, 2004 between the Company and The Bank of New York, as trustee.	8-K	4.1	01/09/08
4.6	Indenture dated June 1, 2008 between the Company and U.S. Bank National Association, as trustee, relating to the senior debt securities, the senior subordinated debt securities and the junior subordinated debt securities, as applicable.	S-3	4.1	06/12/08
4.7	Officers’ Certificates dated November 13, 2009 establishing the terms of the Company’s 5.375% Senior Notes due 2019 pursuant to the Indenture dated June 1, 2008 (including the form of the Senior Notes).	8-K	4.2	11/13/09
4.8	Officers’ Certificate dated August 16, 2013 establishing the terms of the Company’s 2.875% Senior Notes due 2018 and 4.500% Senior Notes due 2023 pursuant to the Indenture dated June 1, 2008 (including the forms of the Senior Notes).	8-K	4.2	08/16/13
4.9	Addendum to Registration Rights Agreement dated November 30, 2007 relating to $500,000,000 6.125% Senior Notes Due 2014.	8-K	99.3	01/09/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
10.1*	CA, Inc. 2002 Incentive Plan (amended and restated effective as of April 27, 2007).	10-K	10.9	05/30/07
10.2*	CA, Inc. 2002 Compensation Plan for Non-Employee Directors.	DEF 14A	Exhibit C	07/26/02
10.3	Deferred Prosecution Agreement, including the related Information and Stipulation of Facts.	8-K	10.1	09/22/04
10.4	Final Consent Judgment of Permanent Injunction and Other Relief, including SEC complaint.	8-K	10.2	09/22/04
10.5*	Form of Restricted Stock Unit Certificate under the CA, Inc. 2002 Incentive Plan.	10-Q	10.1	02/09/05
10.6*	Form of Non-Qualified Stock Option Certificate under the CA, Inc. 2002 Incentive Plan.	10-Q	10.2	02/09/05
10.7*	Form of Non-Qualified Stock Option Award Certificate under the CA, Inc. 2002 Incentive Plan.	8-K	10.5	06/02/06
10.8*	Form of Non-Qualified Stock Option Award Certificate (Employment Agreement) under the CA, Inc. 2002 Incentive Plan.	8-K	10.6	06/02/06
10.9*	Form of Incentive Stock Option Award Certificate under the CA, Inc. 2002 Incentive Plan.	8-K	10.7	06/02/06
10.10*	Form of Incentive Stock Option Award Certificate (Employment Agreement) under the CA, Inc. 2002 Incentive Plan.	8-K	10.8	06/02/06
10.11*	Program whereby certain designated employees, including the Company’s Named Executive Officers, are provided with certain covered medical services, effective August 1, 2005.	8-K	10.1	08/02/05
10.12*	Amended and Restated CA, Inc. Executive Deferred Compensation Plan, effective November 20, 2006.	10-Q	10.1	02/06/07
10.13*	Form of Deferral Election.	10-K	10.52	07/31/06
10.14	Lease dated August 15, 2006 among the Company, Island Headquarters Operators LLC and Islandia Operators LLC.	8-K	10.2	08/21/06
10.15*	CA, Inc. 2007 Incentive Plan.	8-K	10.1	08/27/07
10.16*	Form of Award Agreement under the CA, Inc. 2007 Incentive Plan - Restricted Stock Units.	8-K	10.2	08/27/07
10.17*	Form of Award Agreement under the CA, Inc. 2007 Incentive Plan - Restricted Stock Awards.	8-K	10.3	08/27/07
10.18*	Form of Award Agreement under the CA, Inc. 2007 Incentive Plan - Non-Qualified Stock Awards.	8-K	10.4	08/27/07
10.19	Settlement Agreement dated December 21, 2007 between the Company and The Bank of New York, as trustee, Linden Capital L.P. and Swiss Re Financial Products Corporation.	8-K	99.2	01/09/08
10.20*	First Amendment to CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	10-K	10.68	05/23/08
10.21*	First Amendment to Adoption Agreement for CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	10-K	10.69	05/23/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
10.22*	Amended and Restated Employment Agreement dated September 30, 2009 between the Company and Amy Fliegelman Olli.	10-Q	10.2	10/23/09
10.23*	Director Retirement Donation Policy.	10-Q	10.9	10/23/09
10.24*	Non-Qualified Stock Option Certificate for William E. McCracken.	10-Q	10.10	10/23/09
10.25*	Form of Restricted Stock Unit Award Agreement for certain Named Executive Officers.	10-Q	10.3	01/29/10
10.26*	Homeowners Relocation Policy for Senior Executives.	10-K	10.57	05/14/10
10.27*	Renters Relocation Policy for Senior Executives.	10-K	10.58	05/14/10
10.28*	Employment Agreement dated May 6, 2010 between the Company and William E. McCracken.	8-K	10.1	05/06/10
10.29*	CA, Inc. Special Retirement Vesting Benefit Policy.	10-Q	10.1	01/26/11
10.30*	CA, Inc. 2003 Compensation Plan for Non-Employee Directors (amended and restated dated December 31, 2010).	10-Q	10.2	01/26/11
10.31*	Letter dated May 18, 2011 from the Company to Richard J. Beckert regarding terms of employment.	10-Q	10.1	07/22/11
10.32*	Letter dated April 26, 2011 from the Company to Peter JL Griffiths regarding terms of employment.	10-Q	10.1	10/28/11
10.33*	CA, Inc. 2011 Incentive Plan.	DEF 14A	Exhibit B	06/10/11
10.34*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Units.	10-Q	10.4	10/28/11
10.35*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards.	10-Q	10.5	10/28/11
10.36*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards (special retirement vesting).	10-Q	10.6	10/28/11
10.37*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options.	10-Q	10.7	10/28/11
10.38*	CA, Inc. 2012 Employee Stock Purchase Plan.	DEF 14A	Exhibit C	06/10/11
10.39	Credit Agreement dated August 19, 2011.	8-K	10.1	08/24/11
10.40*	Form of Transitional Award Agreement under the CA, Inc. 2007 Incentive Plan - Restricted Stock Awards.	10-K	10.55	05/11/12
10.41*	Form of Transitional Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards.	10-K	10.56	05/11/12
10.42*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Units.	10-K	10.57	05/11/12
10.43*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards.	10-K	10.58	05/11/12
10.44*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards (special retirement vesting).	10-K	10.59	05/11/12

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
10.45*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options.	10-K	10.60	05/11/12
10.46*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options (Canadian employees).	10-K	10.61	05/11/12
10.47*	CA, Inc. 2012 Compensation Plan for Non-Employee Directors.	DEF 14A	Exhibit B	06/11/12
10.48*	Separation Agreement and General Claims Release dated May 1, 2012 between the Company and David C. Dobson.	10-Q	10.1	07/27/12
10.49*	General Claims Release dated May 24, 2012 between the Company and Nancy E. Cooper.	10-Q	10.2	07/27/12
10.50*	Bring-down General Claims Release dated July 18, 2012 between the Company and David C. Dobson.	10-Q	10.3	07/27/12
10.51*	Summary description of amended financial planning benefit.	10-Q	10.1	10/26/12
10.52*	Employment Agreement dated December 10, 2012 between the Company and Michael P. Gregoire.	8-K	10.1	12/12/12
10.53*	Consulting Agreement dated December 11, 2012 between the Company and William E. McCracken.	8-K	10.2	12/12/12
10.54*	CA, Inc. Change in Control Severance Policy (amended and restated effective January 7, 2013).	10-Q	10.3	01/24/13
10.55*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options (Canadian employees).	10-K	10.64	05/09/13
10.56*	Separation Agreement and General Claims Release dated May 30, 2013 between the Company and William E. McCracken.	10-Q	10.1	07/25/13
10.57*	Amended and Restated Credit Agreement dated June 7, 2013.	8-K	10.1	06/10/13
10.58*	Form of Sign-On Award Agreement for Lauren P. Flaherty under the CA, Inc. 2011 Incentive Plan - Restricted Stock Units.	10-Q	10.2	10/25/13
10.59*	Form of Sign-On Award Agreement for Lauren P. Flaherty under the CA, Inc. 2011 Incentive Plan - Nonqualified Stock Options.	10-Q	10.3	10/25/13
10.60*	Letter dated January 21, 2014 from the Company to Adam Elster regarding terms of employment.	8-K	10.1	01/21/14
10.61*	Schedules A, B, and C (as amended effective January 21, 2014) to CA, Inc. Change in Control Severance Policy.	8-K	10.1	05/14/14
10.62*	Separation Agreement and General Claims Release dated February 14, 2014 between the Company and George J. Fischer.				X
10.63*	CA, Inc. Executive Severance Policy effective May 13, 2014.				X
10.64*	Summary description of Director compensation.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
12.1	Statement of Ratios of Earnings to Fixed Charges.				X
21	Subsidiaries of the Registrant.				X
23	Consent of Independent Registered Public Accounting Firm.				X
24	Power of Attorney				X
31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
32†	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from CA, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):				X
(i) Consolidated Balance Sheets - March 31, 2014 and March 31, 2013.
(ii) Consolidated Statements of Operations - Years Ended March 31, 2014, 2013 and 2012.
(iii) Consolidated Statements of Comprehensive Income - Years Ended March 31, 2014, 2013 and 2012.
(iv) Consolidated Statements of Stockholders’ Equity - Years Ended March 31, 2014, 2013 and 2012.
(v) Consolidated Statements of Cash Flows - Years Ended March 31, 2014, 2013 and 2012.
(vi) Notes to Consolidated Financial Statements - March 31, 2014.
*    Management contract or compensatory plan or arrangement.
†    Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CA, INC.

By:	/s/ Michael P. Gregoire

Michael P. Gregoire
Chief Executive Officer
Dated: May 19, 2014

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
Dated: May 19, 2014

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
Dated: May 19, 2014

CA, Inc. and Subsidiaries
New York, New York
Annual Report on Form 10-K Item 8, Item 9A, Item 15(a)(1) and (2), and Item 15(c)
List of Consolidated Financial Statements and Financial Statement Schedule
Consolidated Financial Statements and Financial Statement Schedule
Year ended March 31, 2014
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CA, Inc.:
We have audited the accompanying consolidated balance sheets of CA, Inc. and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended March 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in Item 15(c). We also have audited CA, Inc.’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control  —  Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CA, Inc.’s management is responsible for these consolidated financial statements and the consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CA, Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Also, in our opinion, CA, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by COSO.
/s/ KPMG LLP
New York, New York
May 19, 2014

CA, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,
(in millions, except share amounts)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$3,252	$2,593
Short-term investments	—	183
Trade accounts receivable, net	800	856
Deferred income taxes	315	346
Other current assets	192	148
Total current assets	$4,559	$4,126
Property and equipment, net of accumulated depreciation of $828 and $786, respectively	$295	$311
Goodwill	5,922	5,864
Capitalized software and other intangible assets, net	1,063	1,242
Deferred income taxes	59	77
Other noncurrent assets, net	118	195
Total assets	$12,016	$11,815
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$514	$16
Accounts payable	129	93
Accrued salaries, wages and commissions	275	304
Accrued expenses and other current liabilities	470	423
Deferred revenue (billed or collected)	2,459	2,465
Taxes payable, other than income taxes payable	66	77
Federal, state and foreign income taxes payable	—	151
Deferred income taxes	9	12
Total current liabilities	$3,922	$3,541
Long-term debt, net of current portion	$1,252	$1,274
Federal, state and foreign income taxes payable	182	338
Deferred income taxes	67	124
Deferred revenue (billed or collected)	890	969
Other noncurrent liabilities	133	119
Total liabilities	$6,446	$6,365
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 438,740,478 and 448,149,131 shares outstanding, respectively	59	59
Additional paid-in capital	3,610	3,593
Retained earnings	5,818	5,357
Accumulated other comprehensive loss	(171)	(155)
Treasury stock, at cost, 150,954,603 and 141,545,950 shares, respectively	(3,746)	(3,404)
Total stockholders' equity	$5,570	$5,450
Total liabilities and stockholders' equity	$12,016	$11,815
See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended March 31,
(in millions, except per share amounts)	2014	2013	2012
Revenue:
Subscription and maintenance	$3,747	$3,833	$3,994
Professional services	379	382	382
Software fees and other	389	395	403
Total revenue	$4,515	$4,610	$4,779
Expenses:
Costs of licensing and maintenance	$303	$282	$284
Cost of professional services	353	354	357
Amortization of capitalized software costs, including impairment of $55 for fiscal year 2013	282	317	223
Selling and marketing	1,150	1,273	1,388
General and administrative	395	405	462
Product development and enhancements	587	489	509
Depreciation and amortization of other intangible assets	144	158	176
Other (gains) expenses, net	208	(5)	15
Total expenses before interest and income taxes	$3,422	$3,273	$3,414
Income from continuing operations before interest and income taxes	$1,093	$1,337	$1,365
Interest expense, net	54	44	35
Income from continuing operations before income taxes	$1,039	$1,293	$1,330
Income tax expense	140	354	407
Income from continuing operations	$899	$939	$923
Income from discontinued operations, net of income taxes	15	16	28
Net income	$914	$955	$951
Basic income per common share:
Income from continuing operations	$2.00	$2.03	$1.88
Income from discontinued operations	0.03	0.04	0.06
Net income	$2.03	$2.07	$1.94
Basic weighted average shares used in computation	446	456	486
Diluted income per common share:
Income from continuing operations	$1.99	$2.03	$1.87
Income from discontinued operations	0.03	0.04	0.06
Net income	$2.02	$2.07	$1.93
Diluted weighted average shares used in computation	448	457	487
See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended March 31,
(in millions)	2014	2013	2012
Net income	$914	$955	$951
Other comprehensive loss:
Foreign currency translation adjustments	(16)	(47)	(43)
Total other comprehensive loss	$(16)	$(47)	$(43)
Comprehensive income	$898	$908	$908
See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2011	$59	$3,615	$4,106	$(65)	$(2,095)	$5,620
Net income			951			951
Other comprehensive loss				(43)		(43)
Comprehensive income						908
Share-based compensation		89				89
Dividends declared			(192)			(192)
Release of restricted stock, exercise of common stock options and other items		(88)			110	22
Accelerated share repurchase		(125)			(375)	(500)
Treasury stock purchased					(550)	(550)
Balance at March 31, 2012	$59	$3,491	$4,865	$(108)	$(2,910)	$5,397
Net income			955			955
Other comprehensive loss				(47)		(47)
Comprehensive income						908
Share-based compensation		78				78
Dividends declared			(463)			(463)
Release of restricted stock, exercise of common stock options, ESPP and other items		(101)			126	25
Accelerated share repurchase		125			(125)	—
Treasury stock purchased					(495)	(495)
Balance at March 31, 2013	$59	$3,593	$5,357	$(155)	$(3,404)	$5,450
Net income			914			914
Other comprehensive loss				(16)		(16)
Comprehensive income						898
Share-based compensation		82				82
Dividends declared			(453)			(453)
Release of restricted stock, exercise of common stock options, ESPP and other items		(65)			163	98
Treasury stock purchased					(505)	(505)
Balance at March 31, 2014	$59	$3,610	$5,818	$(171)	$(3,746)	$5,570
See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended March 31,
(in millions)	2014	2013	2012
Operating activities from continuing operations:
Net income	$914	$955	$951
Income from discontinued operations	(15)	(16)	(28)
Income from continuing operations	$899	$939	$923
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	426	475	399
Deferred income taxes	(69)	13	(16)
Provision for bad debts	7	7	(1)
Share-based compensation expense	82	78	89
Asset impairments and other non-cash items	10	12	20
Foreign currency transaction losses	10	16	8
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease (increase) in trade accounts receivable	42	35	(45)
(Decrease) increase in deferred revenue	(103)	(128)	97
Decrease in taxes payable, net	(331)	(56)	(46)
Increase in accounts payable, accrued expenses and other	82	6	6
(Decrease) increase in accrued salaries, wages and commissions	(28)	(42)	58
Changes in other operating assets and liabilities	(30)	35	(4)
Net cash provided by operating activities - continuing operations	$997	$1,390	$1,488
Investing activities from continuing operations:
Acquisitions of businesses, net of cash acquired, and purchased software	$(133)	$(76)	$(387)
Purchases of property and equipment	(65)	(50)	(72)
Proceeds from sale of assets	12	—	7
Capitalized software development costs	(40)	(165)	(180)
Purchases of investments	(9)	(346)	(108)
Proceeds from sale of investments	—	—	207
Maturities of investments	191	163	80
Decrease in restricted cash	50	—	—
Other investing activities	(1)	1	(2)
Net cash provided by (used in) investing activities - continuing operations	$5	$(473)	$(455)
Financing activities from continuing operations:
Dividends paid	$(453)	$(463)	$(192)
Purchases of common stock, including accelerated share repurchase	(507)	(493)	(1,053)
Notional pooling borrowings	3,702	1,143	476
Notional pooling repayments	(3,734)	(1,139)	(331)
Debt borrowings	498	—	—
Debt repayments	(15)	(13)	(268)
Debt issuance costs	(5)	—	(2)
Exercise of common stock options and other	93	27	40
Net cash used in financing activities - continuing operations	$(421)	$(938)	$(1,330)
Effect of exchange rate changes on cash	$62	$(83)	$(67)
Net change in cash and cash equivalents - continuing operations	$643	$(104)	$(364)
Cash provided by (used in) operating activities - discontinued operations	$16	$18	$(10)
Cash provided by investing activities - discontinued operations	—	—	4
Net effect of discontinued operations on cash and cash equivalents	$16	$18	$(6)
Increase (decrease) in cash and cash equivalents	$659	$(86)	$(370)
Cash and cash equivalents at beginning of period	$2,593	$2,679	$3,049
Cash and cash equivalents at end of period	$3,252	$2,593	$2,679
See accompanying Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements

Note 1 — Significant Accounting Policies
(a) Description of Business: CA, Inc. and subsidiaries (the Company) develops, markets, delivers and licenses software products and services.
(b) Presentation of Financial Statements: The accompanying audited Consolidated Financial Statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results. Significant items subject to such estimates and assumptions include: (i) the useful lives and expected future cash flows of long-lived assets, including capitalized software costs and other intangibles, (ii) allowances for doubtful accounts, (iii) the valuation of derivatives, deferred tax assets and assets acquired in business combinations, (iv) share-based compensation, (v) reserves for employee severance benefit obligations, (vi) income tax uncertainties, (vii) legal contingencies and (viii) the fair value of the Company’s reporting units.
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
(d) Divestitures: In the fourth quarter of fiscal year 2014, the Company entered into a definitive agreement to divest its CA ERwin Data Modeling solution assets. The results of operations associated with the sale of this business have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statement of Cash Flows for fiscal years 2014, 2013 and 2012. The effects of the discontinued operations were immaterial to the Company's Consolidated Balance Sheet at March 31, 2014.
In the first quarter of fiscal year 2012, the Company sold its Internet Security business. The results of operations associated with the sale of this business have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statement of Cash Flows for fiscal year 2012.
See Note 3, “Divestitures,” for additional information.
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
Foreign currency transaction losses were approximately $17 million, $12 million and $4 million in fiscal years 2014, 2013 and 2012, respectively, and are included in “Other (gains) expenses, net” in the Consolidated Statements of Operations in the period in which they occurred. For fiscal year 2014, other (gains) expenses, net included a foreign currency loss of approximately $6 million relating to the remeasurement of monetary assets and liabilities of our Venezuelan subsidiary. This loss arose from our use of exchange rates from the Venezuelan government’s most recent auction-based exchange rate program, the Complementary System for Foreign Currency Administration rate.
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
The Company’s software licenses generally do not include acceptance provisions. An acceptance provision allows a customer to test the software for a defined period of time before committing to license the software. If a license agreement includes an acceptance provision, the Company does not recognize revenue until the earlier of the receipt of a written customer acceptance or when the acceptance right lapses. The Company’s standard licensing agreements include a product warranty provision for all products. The likelihood that the Company will be required to make refunds to customers under such provisions is considered remote.

Subscription and Maintenance Revenue: Software licenses that include the right to receive unspecified future software products are considered subscription arrangements under GAAP and are recognized ratably over the term of the license agreement. Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from either: (i) software usage fees and product sales that include subscription agreements and also generally include maintenance; (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades which are separately identifiable from software usage fees or product sales; or (iii) software license agreements bundled with elements (i.e., maintenance or service) for which vendor specific objective evidence (VSOE) has not been established for maintenance. Revenue for these arrangements is recognized ratably over the term of the subscription or maintenance term.
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
Software Fees and Other: Software fees and other revenue primarily consists of revenue from the sale of perpetual software licenses that do not include the right to unspecified software products (i.e., a subscription agreement), on a stand-alone basis or in a bundled arrangement where VSOE exists for any undelivered elements and revenue from Software-as-a-Service. For bundled arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. The Company determines VSOE of maintenance, depending on the product, from either contractually stated renewal rates or the bell-shaped curve method.
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
(h) Accounting for Share-Based Compensation: Share-based awards exchanged for employee services are accounted for under the fair value method. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award. The expense for awards expected to vest is recognized over the employee’s requisite service period (generally the vesting period of the award). Awards expected to vest are estimated based on a combination of historical experience and future expectations.
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
(j) Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, investments, derivatives and accounts receivable. The Company historically has not experienced any material losses in its cash and cash equivalent or investment portfolios.
Amounts included in accounts receivable expected to be collected from customers, as disclosed in Note 5, “Trade Accounts Receivable,” have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations.
(k) Cash and Cash Equivalents: All financial instruments purchased with an original maturity of three months or less at the time of purchase are considered cash equivalents. The Company’s cash and cash equivalents are held by its subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency which may not be the U.S. dollar. Approximately 61% and 62% of cash and cash equivalents were maintained outside the United States at March 31, 2014 and 2013, respectively.
Total interest income, which primarily relates to the Company’s cash and cash equivalent balances and investments, for fiscal years 2014, 2013 and 2012 was approximately $21 million, $20 million and $30 million, respectively, and is included in “Interest expense, net” in the Consolidated Statements of Operations.
(l) Investments: Short-term investments consist of time deposits held by foreign subsidiaries that are denominated in currencies other than the U.S. dollar. These investments have maturities greater than three months, but less than one year.
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
See Note 10, “Fair Value Measurements,” for additional information.
(n) Long-Lived Assets:
Impairment of Long-Lived Assets, Excluding Goodwill and Other Intangibles: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models or, when available, quoted market values and third-party appraisals.
Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization expense is calculated based on the estimated useful lives of the assets, and is recognized by using the straight-line method. Building and improvements are estimated to have 5 to 40 year lives, and the remaining property and equipment are estimated to have 3 to 7 year lives.
Capitalized Development Costs: Capitalized development costs include costs associated with the development of computer software to be sold, leased or otherwise marketed. Software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility, as defined in FASB ASC Topic 985-20, has been established. Costs incurred thereafter are capitalized until the product is made generally available. The stage during the Company's development process for a new product or new release at which technological feasibility requirements are established affects the amount of costs capitalized.

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
Purchased Software Products: Purchased software products primarily include the cost of software technology acquired in business combinations. The cost of such products is equal to the fair value of the acquired software technology at the acquisition date. The Company amortizes purchased software costs using a straight-line method over their remaining economic lives, estimated to be between 3 and 10 years from the date of acquisition. Purchased software products are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Other Intangible Assets: Other intangible assets include customer relationships and trademarks/trade names. The Company amortizes all other intangible assets using a straight-line method over their remaining economic lives, estimated to be between 2 and 12 years from the date of acquisition. Other intangible assets subject to amortization are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Goodwill: Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and intangible assets, including in-process research and development, acquired by the Company in a purchase business combination. Goodwill is not amortized into results of operations but instead is evaluated for impairment.
Goodwill is evaluated for impairment at least annually in the fourth quarter of each fiscal year. The Company first performs a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, and, if so, the Company then applies the two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting units, which are the same as its operating segments, to their carrying amount (i.e., book value). If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference.
The Company determines the fair value of its reporting units based on use of income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include the revenue growth rates and operating profit margins that are used to project future cash flows, discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions that are consistent with information used for business planning purposes which it believes to be reasonable and consistent with market participant assumptions, however, actual future results may differ from those estimates. Changes in judgments on any of these factors could materially affect the value of the reporting unit.
See Note 6, “Long-Lived Assets,” for additional information.
(o) Restricted Cash: The total amount of restricted cash at March 31, 2014 and 2013 was approximately $2 million and $52 million, respectively, and is included in “Other noncurrent assets, net” in the Consolidated Balance Sheets. During the fourth quarter of fiscal year 2014, the Company was granted approval to reduce the minimum restricted cash balance of its insurance subsidiary from $50 million to $250,000. As result, the Company reclassified approximately $50 million from “Other noncurrent assets, net” to “Cash and cash equivalents” in the Consolidated Balance Sheet at March 31, 2014. The reduction in the restricted cash balance was a source of investing cash inflows in the Consolidated Statement of Cash Flows for the year ended March 31, 2014. In addition to this restricted cash balance, the Company has other restricted cash balances, including cash collateral for letters of credit.
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
(r) Advertising: Advertising costs are expensed as incurred. Advertising expense was approximately $38 million, $10 million and $13 million for fiscal years 2014, 2013 and 2012, respectively.
(s) Litigation: The Company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and proceedings are reviewed at least quarterly and provisions are taken or adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. See Note 11, “Commitments and Contingencies,” for additional information.
(t) Other Matters: In the first quarter of fiscal 2013, the Company closed a transaction that assigned the rights to certain of the Company’s intellectual property assets to a large technology company for $35 million. The entire contract amount is included in the “Other (gains) expenses, net” line of the Company’s Consolidated Statement of Operations for the year ended March 31, 2013.
(u) New Accounting Pronouncements: In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), requiring an entity to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. The Company adopted ASU 2013-02 in the first quarter of fiscal year 2014 and the current and prior periods have been presented in accordance with ASU 2013-02.

Note 2 — Acquisitions
During fiscal year 2014, the Company acquired 100% of the voting equity interest in Layer 7 Technologies (Layer 7), a provider of application programming interface (API) management and security software. The acquisition of Layer 7 will enable the Company to provide security and management technology to the API marketplace that complements its current identity and access management software suite. The total purchase price of the Layer 7 acquisition was approximately $155 million.
The pro forma effects of the Company’s first quarter fiscal year 2014 acquisition of Layer 7 on the Company’s revenues and results of operations during fiscal year 2013 were considered immaterial. The purchase price allocation as of March 31, 2014 was as follows:

(dollars in millions)	Layer 7	Estimated Useful Life
Finite-lived intangible assets (1)	$26	3 years
Purchased software	87	5 years
Goodwill	55	Indefinite
Deferred tax liabilities	(13)	—
Other assets net of other liabilities assumed (2)	—	—
Purchase price	$155

(1)	Includes customer relationships and trade names.

(2)	Includes approximately $9 million of cash acquired.
The allocation of purchase price to acquired identifiable assets, including intangible assets, for Layer 7 was finalized during the fourth quarter of fiscal year 2014 and resulted in revisions to the estimated fair value of purchased software and deferred taxes. These revisions were not material to the amounts previously reported and did not have a material effect on amortization expense. Transaction costs for the acquisition were immaterial. The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded to goodwill. The allocation of a significant portion of the purchase price to goodwill was predominantly due to synergies the Company expects from marketing and integration of the Layer 7 products with other products of the Company and intangible assets that are not separable, such as assembled workforce and going concern. The goodwill relating to the Company’s acquisition of Layer 7 was not deductible for tax purposes and was allocated to the Enterprise Solutions segment.

During fiscal year 2013, the Company acquired 100% of the voting equity interest in Nolio Ltd (Nolio), a provider of application service automation software. The total purchase price of the acquisition was approximately $42 million, which was allocated as follows: $33 million to purchased software, $10 million to goodwill, $8 million to finite-lived intangible assets and $9 million to deferred tax liabilities. The goodwill relating to the Company’s acquisition of Nolio was allocated to the Enterprise Solutions segment and was not deductible for tax purposes. Transaction costs for the acquisition were immaterial.
The Company’s other acquisitions during fiscal year 2013 were immaterial, both individually and in the aggregate. The proforma effects of the fiscal year 2013 acquisitions on the Company’s revenues and results of operations during fiscal years 2013 and 2012 were considered immaterial.
During fiscal year 2012, the Company acquired 100% of the voting equity interest of Interactive TKO, Inc. (ITKO). The total purchase price of the acquisition was approximately $315 million. The Company’s other acquisitions during fiscal year 2012 were immaterial, both individually and in the aggregate.
The Company had approximately $30 million and $14 million of accrued acquisition-related costs at March 31, 2014 and 2013, respectively, related to purchase price amounts withheld to support indemnification obligations by the sellers.

Note 3 — Divestitures
In the fourth quarter of fiscal year 2014, the Company entered into a definitive agreement to divest its CA ERwin Data Modeling solution assets (ERwin). The Company currently expects to close the sale of ERwin during fiscal year 2015. The sale of ERwin results from an effort to rationalize the Company's product portfolio within the Enterprise Solutions segment.
The income from the discontinued component for fiscal years 2014, 2013 and 2012 consisted of the following:

	Year Ended March 31,
(in millions)	2014	2013	2012
Subscription and maintenance	$24	$25	$27
Software fees and other	8	8	8
Total revenue	$32	$33	$35
Income from operations of discontinued components, net of tax expense of $8 million, $9 million and $9 million, respectively	$15	$16	$15
In the first quarter of fiscal year 2012, the Company sold its Internet Security business for approximately $14 million and recognized a gain on disposal of approximately $23 million, including tax expense of approximately $18 million. The income from the discontinued component for fiscal year 2012 consisted of the following:

Year Ended March 31,
(in millions)	2012
Subscription and maintenance	$15
Total revenue	$15
Loss from operations of discontinued component, net of tax benefit of $6 million	$(10)
Gain on disposal of discontinued component, net of income taxes	23
Income from discontinued operations, net of income taxes	$13

Note 4 — Severance and Exit Costs
Fiscal Year 2014 Rebalancing Plan: In May 2013, the Company's Board of Directors approved a rebalancing plan (Fiscal 2014 Plan) to better align its business priorities. This included a charge of approximately $150 million and comprised the termination of approximately 1,200 employees and global facilities consolidations. In March 2014, the Company’s Board of Directors approved an additional pre-tax rebalancing charge of approximately $40 million relating to the Fiscal 2014 Plan bringing the total pre-tax rebalancing authorized charge to approximately $190 million (including severance costs of approximately $168 million for approximately 1,800 employees and global facilities consolidation costs of approximately $22 million). The total amount incurred for severance and facility exit costs under the Fiscal 2014 Plan for fiscal year 2014 was approximately $149 million and $22 million, respectively, and is presented in “Other (gains) expenses, net” in the Company's Consolidated Statement of Operations. The Fiscal 2014 Plan included streamlining the Company’s sales structure to eliminate redundancies. Severance and facility consolidation actions under the Fiscal 2014 Plan were substantially completed by the end of fiscal year 2014.

Fiscal Year 2012 Workforce Reduction Plan: The fiscal year 2012 workforce reduction plan (Fiscal 2012 Plan) was announced in July 2011 and consisted of a workforce reduction of approximately 400 positions. The total amount incurred for severance under the Fiscal 2012 Plan was $40 million. Actions under the Fiscal 2012 Plan were substantially completed by March 31, 2012.
Accrued severance and exit costs and changes in the accruals for fiscal years 2014, 2013 and 2012 were as follows:

(in millions)	Accrued Balance at March 31, 2013	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at March 31, 2014
Severance charges	$16	$160	$(12)	$(113)	$4	$55
Facility exit charges	23	22	—	(13)	(3)	29
Total accrued liabilities	$39					$84

(in millions)	Accrued Balance at March 31, 2012	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at March 31, 2013
Severance charges	$13	$18	$(6)	$(9)	$—	$16
Facility exit charges	40	—	—	(13)	(4)	23
Total accrued liabilities	$53					$39

(in millions)	Accrued Balance at March 31, 2011	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at March 31, 2012
Severance charges	$8	$49	$(8)	$(36)	$—	$13
Facility exit charges	47	—	—	(11)	4	40
Total accrued liabilities	$55					$53
Balances at March 31, 2014 include severance accruals of approximately $3 million and facility exit accruals of approximately $14 million for plans and actions prior to fiscal year 2014.
The severance liabilities are included in “Accrued salaries, wages and commissions” in the Consolidated Balance Sheets. The facility exit liabilities are included in “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.
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

Note 5 — Trade Accounts Receivable
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	At March 31,
(in millions)	2014	2013
Accounts receivable – billed	$739	$796
Accounts receivable – unbilled	61	63
Other receivables	19	21
Less: Allowances	(19)	(24)
Trade accounts receivable, net	$800	$856

Note 6 — Long-Lived Assets
Property and Equipment: A summary of property and equipment was as follows:

	At March 31.
(in millions)	2014	2013
Land and buildings	$222	$210
Equipment, software developed for internal use, furniture and leasehold improvements	901	887
	1,123	1,097
Accumulated depreciation and amortization	(828)	(786)
Property and equipment, net	$295	$311
Capitalized Software and Other Intangible Assets: The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2014 were as follows:

	At March 31, 2014
(in millions)	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
Purchased software products	$5,706	$4,849	$857	$309	$548
Internally developed software products	1,561	757	804	397	407
Other intangible assets	846	489	357	249	108
Total capitalized software and other intangible assets	$8,113	$6,095	$2,018	$955	$1,063
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2013 were as follows:

	At March 31, 2013
(in millions)	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
Purchased software products	$5,604	$4,735	$869	$309	$560
Internally developed software products	1,528	661	867	327	540
Other intangible assets	820	429	391	249	142
Total capitalized software and other intangible assets	$7,952	$5,825	$2,127	$885	$1,242

In the fourth quarter of fiscal year 2013, the Company recorded an impairment of $55 million relating to purchased software products within the Enterprise Solutions segment. This impairment was determined through the use of the discounted cash flow model and reflected lower expectations about future cash flows to be generated from these assets. The impairment was included in “Amortization of capitalized software costs” in the Consolidated Statement of Operations for fiscal year 2013. Amortization of capitalized software costs was not included in segment expenses (see Note 17, “Segment and Geographic Information,” for additional information). No impairments for purchased software products were recorded during fiscal years 2014 or 2012.
During fiscal years 2014, 2013 and 2012, the Company recorded impairments of approximately $7 million, $3 million and $9 million, respectively, for internally developed software products.
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

Depreciation and Amortization Expense: A summary of depreciation and amortization expense was as follows:

	Year Ended March 31,
(in millions)	2014	2013	2012
Depreciation	$84	$104	$111
Amortization of purchased software products	117	163	103
Amortization of internally developed software products	165	154	120
Amortization of other intangible assets	60	54	65
Total depreciation and amortization expense	$426	$475	$399
Based on the capitalized software and other intangible assets recognized at March 31, 2014, the annual amortization expense over the next five fiscal years is expected to be as follows:

	Year Ended March 31,
(in millions)	2015	2016	2017	2018	2019
Purchased software products	$113	$111	$108	$105	$62
Internally developed software products	150	118	85	40	11
Other intangible assets	53	34	11	5	1
Total	$316	$263	$204	$150	$74
Goodwill: The accumulated goodwill impairment losses previously recognized by the Company totaled approximately $111 million at March 31, 2014 and 2013. These losses were recognized in fiscal years 2003 and 2002. There were no impairments recognized in fiscal years 2014, 2013 and 2012.
Goodwill activity by segment for fiscal years 2014 and 2013 was as follows:

(in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Balance at March 31, 2012	$4,179	$1,596	$81	$5,856
Acquisitions	—	10	—	10
Foreign currency translation adjustment	(1)	(1)	—	(2)
Balance at March 31, 2013	$4,178	$1,605	$81	$5,864
Acquisitions	—	55	—	55
Foreign currency translation adjustment	—	3	—	3
Balance at March 31, 2014	$4,178	$1,663	$81	$5,922

Note 7 — Deferred Revenue
The current and noncurrent components of “Deferred revenue (billed or collected)” at March 31, 2014 and March 31, 2013 were as follows:

	At March 31,
(in millions)	2014	2013
Current:
Subscription and maintenance	$2,277	$2,290
Professional services	149	154
Software fees and other	33	21
Total deferred revenue (billed or collected) – current	$2,459	$2,465
Noncurrent:
Subscription and maintenance	$863	$934
Professional services	26	33
Software fees and other	1	2
Total deferred revenue (billed or collected) – noncurrent	$890	$969
Total deferred revenue (billed or collected)	$3,349	$3,434

Note 8 — Debt
At March 31, 2014 and 2013, the Company’s debt obligations consisted of the following:

	At March 31,
(in millions)	2014	2013
Revolving credit facility due June 2018	$—	$—
5.375% Senior Notes due December 2019	750	750
6.125% Senior Notes due December 2014, net of unamortized premium from fair value hedge of $8 and $19	508	519
2.875% Senior Notes due August 2018	250	—
4.500% Senior Notes due August 2023	250	—
Other indebtedness, primarily capital leases	13	26
Unamortized discount for Senior Notes	(5)	(5)
Total debt outstanding	$1,766	$1,290
Less the current portion	(514)	(16)
Total long-term debt portion	$1,252	$1,274
Interest expense for fiscal years 2014, 2013 and 2012 was $75 million, $64 million and $64 million, respectively.
The maturities of outstanding debt are as follows:

	Year Ended March 31,
(in millions)	2015	2016	2017	2018	2019	Thereafter
Amount due	$514	$4	$2	$1	$246	$999
Revolving Credit Facility: In April 2011, the Company repaid the outstanding balance of $250 million on the revolving credit facility that was due August 2012. In August 2011, the Company replaced the revolving credit facility due August 2012 with a new revolving credit facility due August 2016. In June 2013, the Company amended its revolving credit facility to extend the termination date from August 2016 to June 2018.
The maximum committed amount available under the revolving credit facility due June 2018 is $1 billion. The facility also provides the Company with an option to increase the available credit by an amount up to $500 million. This option is subject to certain conditions and the agreement of the facility lenders.

Advances under the revolving credit facility due June 2018 bear interest at a rate dependent on the Company’s credit ratings at the time of those borrowings and are calculated according to a Base Rate or a Eurocurrency Rate, as the case may be, plus an applicable margin. The Company must also pay facility commitment fees quarterly on the full revolving credit commitment at rates dependent on the Company’s credit ratings.
At March 31, 2014 and 2013, there were no outstanding borrowings under the revolving credit facility and, based on the Company’s credit ratings, the rates applicable to the facility at March 31, 2014 and 2013 were as follows:

	At March 31,
	2014	2013
Applicable margin on Base Rate borrowing	0.125%	0.250%
Weighted average interest rate on outstanding borrowings	—%	—%
Applicable margin on Eurocurrency Rate borrowing	1.000%	1.100%
Facility commitment fee	0.125%	0.150%
The interest rate that would have applied at March 31, 2014 to a borrowing under the amended revolving credit facility due June 2018 would have been 3.38% for Base Rate borrowings and 1.15% for Eurocurrency Rate borrowings. The Company capitalized the transaction fees of approximately $1 million associated with the June 2013 amendment of the revolving credit facility. These fees are being amortized to “Interest expense, net” in the Consolidated Statements of Operations.
There was no borrowing activity under the revolving credit facility for fiscal years 2014 and 2013. Total interest expense relating to borrowings under the revolving credit facility for fiscal year 2012 was less than $1 million. The revolving credit facility contains customary covenants for borrowings of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the revolving credit facility agreement, must not exceed 4.00 to 1.00; and (ii) for the 12 months ending at any date, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the credit agreement, must not be less than 3.50 to 1.00. At March 31, 2014, the Company was in compliance with all covenants.
In addition, future borrowings under the revolving credit facility require, at the date of a borrowing, that (i) no event of default shall have occurred and be continuing and (ii) the Company reaffirm the representations and warranties it made in the credit agreement.
Senior Notes: The Company’s Senior Notes (Notes) are senior unsecured obligations that rank equally in right of payment with all of the Company’s other existing and future senior unsecured and unsubordinated indebtedness. The Notes are senior in right of payment to all of the Company's existing and future senior subordinated or subordinated indebtedness. The Notes are subordinated to any future secured indebtedness to the extent of the assets securing such future indebtedness and structurally subordinated to any indebtedness of the Company’s subsidiaries. The Company has the option to redeem the Notes at any time, at redemption prices equal to the greater of (i) the principal amount of the securities to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal thereof and interest thereon that would be due on the securities to be redeemed, discounted to the date of redemption on a semi-annual basis at the treasury rate plus the basis points specified for each series of Notes. The Notes contain customary covenants and events of default. The maturity of the Notes may be accelerated by the holders upon certain events of default, including failure to make payments when due and failure to comply with covenants or agreements of the Company set forth in the Notes or the Indenture after notice and failure to cure.
2.875% Senior Notes due August 2018: In August 2013, the Company issued $250 million of 2.875% Senior Notes due August 2018 (2.875% Notes), for proceeds of approximately $249 million, reflecting a discount of approximately $1 million. The 2.875% Notes are redeemable by the Company at any time, subject to a “make-whole” premium of 25 basis points. Interest on the 2.875% Notes is payable semiannually in August and February. In the event of a change of control, each note holder will have the right to require the Company to repurchase all or any part of the holder’s 2.875% Notes in cash at a price equal to 101% of the principal amount of such 2.875% Notes plus accrued and unpaid interest, if any, to the date of repurchase. This is subject to the right of holders of record on the relevant interest payment date to receive interest due. The Company capitalized finance costs of approximately $2 million associated with the 2.875% Notes and will amortize these costs to “Interest expense, net” in the Company’s Consolidated Statements of Operations.

4.500% Senior Notes due August 2023: In August 2013, the Company issued $250 million of 4.500% Senior Notes due August 2023 (4.500% Notes), for proceeds of approximately $249 million, reflecting a discount of approximately $1 million. The 4.500% Notes are redeemable by the Company at any time, subject to a “make-whole” premium of 30 basis points. Interest on the 4.500% Notes is payable semiannually in August and February. In the event of a change of control, each note holder will have the right to require the Company to repurchase all or any part of the holder’s 4.500% Notes in cash at a price equal to 101% of the principal amount of such 4.500% Notes plus accrued and unpaid interest, if any, to the date of repurchase. This is subject to the right of holders of record on the relevant interest payment date to receive interest due. The Company capitalized finance costs of approximately $2 million associated with the 4.500% Notes and will amortize these costs to “Interest expense, net” in the Company’s Consolidated Statements of Operations.
5.375% Senior Notes due December 2019: The Company has issued $750 million principal amount of 5.375% Senior Notes due December 2019 (5.375% Notes). The 5.375% Notes are redeemable by the Company at any time, subject to a premium of 30 basis points. Interest on the 5.375% Notes is payable semiannually in June and December. In the event of a change of control, each note holder will have the right to require the Company to repurchase all or any part of the holder’s 5.375% Notes in cash at a price equal to 101% of the principal amount of such 5.375% Notes plus accrued and unpaid interest, if any, to the date of repurchase. This is subject to the right of holders of record on the relevant interest payment date to receive interest due.
6.125% Senior Notes due December 2014: The Company has entered into interest rate swaps to convert $500 million of its 6.125% Senior Notes due December 2014 (6.125% Notes) into floating interest rate payments through December 1, 2014. The 6.125% Notes are subordinated to any future secured indebtedness to the extent of the assets securing such future indebtedness and structurally subordinated to any indebtedness of the Company’s subsidiaries. The 6.125% Notes are redeemable by the Company at any time, subject to a premium of 20 basis points. Under the terms of the swaps, the Company will pay quarterly interest at an average rate of 2.88% plus the three-month London Interbank Offered Rate (LIBOR), and will receive payment at 5.625%. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges and accounts for them in accordance with the shortcut method of FASB ASC Topic 815. The carrying value of the 6.125% Notes has been adjusted by an amount that is equal and offsetting to the fair value of the swaps.
Other Indebtedness: The Company has an unsecured and uncommitted multi-currency line of credit available to meet short-term working capital needs for the Company’s subsidiaries operating outside the United States and uses guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At March 31, 2014 and 2013, approximately $49 million and $53 million, respectively, of this line of credit were pledged in support of bank guarantees and other local credit lines. At March 31, 2014, less than $1 million of these arrangements were drawn down by third parties. At March 31, 2013, none of these arrangements were drawn down by third parties.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. At March 31, 2014 and 2013, the borrowings outstanding under this cash pooling arrangement, and changes therein, were as follows:

	At March 31,
(in millions)	2014	2013
Total borrowings outstanding at beginning of year (1)	$136	$139
Borrowings	3,702	1,143
Repayments	(3,734)	(1,139)
Foreign currency exchange effect	35	(7)
Total borrowings outstanding at end of year (1)	$139	$136

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Consolidated Balance Sheets.

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

At March 31, 2014, the fair value of these derivatives was an asset of approximately $8 million, which is included in “Other current assets” in the Company’s Consolidated Balance Sheet.
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
At March 31, 2014, foreign currency contracts outstanding consisted of purchase and sales contracts with a total gross notional value of approximately $250 million, and durations of less than three months. The net fair value of these contracts at March 31, 2014 was a net asset of approximately $1 million, of which approximately $2 million is included in “Other current assets” and approximately $1 million is included in “Accrued expenses and other current liabilities” in the Company’s Consolidated Balance Sheet.
At March 31, 2013, foreign currency contracts outstanding consisted of purchase and sales contracts with a total notional value of approximately $597 million and durations of less than one month. The net fair value of these contracts at March 31, 2013 was a net asset of approximately $1 million, which is included in “Other current assets” in the Company’s Consolidated Balance Sheet.
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Consolidated Statements of Operations was as follows:

	Amount of Net (Gain)/Loss Recognized in the Consolidated Statements of Operations
Location of Amounts Recognized	Year Ended March 31,
(in millions)	2014	2013	2012
Interest expense, net – interest rate swaps designated as fair value hedges	$(12)	$(12)	$(12)
Other (gains) expenses, net – foreign currency contracts	$(20)	$11	$(3)
The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were in a net asset position at March 31, 2014 and 2013. The Company posted no collateral at March 31, 2014 or 2013. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

Note 10 — Fair Value Measurements
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at March 31, 2014 and 2013:

	At March 31, 2014				At March 31, 2013
	Fair Value Measurement Using Input Types		Estimated Fair Value		Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total		Level 1	Level 2	Total
Assets:
Money market funds	$1,277	$—	$1,277	(1)	$1,280	$—	$1,280	(2)
Foreign exchange derivatives (3)	—	2	2		—	1	1
Interest rate derivatives (3)	—	8	8		—	19	19
Total assets	$1,277	$10	$1,287		$1,280	$20	$1,300
Liabilities:
Foreign exchange derivatives (3)	$—	$1	$1		$—	$—	$—
Total liabilities	$—	$1	$1		$—	$—	$—

(1)
At March 31, 2014, the Company had approximately $1,277 million and less than $1 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Consolidated Balance Sheet.

(2)
At March 31, 2013, the Company had approximately $1,230 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Consolidated Balance Sheet.

(3)	See Note 9, “Derivatives” for additional information. Interest rate derivatives fair value excludes accrued interest.
At March 31, 2014 and 2013, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.
The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that were not measured at fair value on a recurring basis at March 31, 2014 and 2013:

	At March 31, 2014		At March 31, 2013
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,766	$1,884	$1,290	$1,413
Facility exit reserve (2)	$30	$33	$23	$27

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facility exit reserve is determined using the Company’s incremental borrowing rate at March 31, 2014 and 2013. At March 31, 2014 and 2013, the facility exit reserve included approximately $12 million and $6 million, respectively, in “Accrued expenses and other current liabilities” and approximately $18 million and $17 million, respectively, in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets (Level 3).

Note 11 — Commitments and Contingencies
The Company leases real estate, data processing and other equipment with lease terms expiring through fiscal year 2024. Certain leases provide for renewal options and additional rentals based on escalations in operating expenses and real estate taxes.
Rental expense, including short-term leases, maintenance charges and taxes on leased facilities, was approximately $144 million, $148 million and $152 million for fiscal years 2014, 2013 and 2012, respectively. Rental expense does not include rent expense associated with facilities exited as part of the Company's Fiscal 2014 Plan or previous restructuring plans and actions.

Future minimum lease payments under non-cancelable operating leases, including facilities exited as part of the Company's Fiscal 2014 Plan and previous restructuring plans and actions, at March 31, 2014 were as follows:

Fiscal Year	(in millions)
2015	$95
2016	82
2017	64
2018	54
2019	47
Thereafter	105
Total	$447
Less income from sublease	(23)
Net minimum operating lease payments	$424
The Company has additional commitments to purchase goods and services of approximately $169 million in future periods, approximately $157 million of which expires by fiscal year 2019.
Litigation: The Company, various subsidiaries, and certain current and former officers have been or, from time to time, may be named as defendants in various lawsuits and claims arising in the normal course of business. The Company may also become involved with contract issues and disputes with customers, including government customers.
The Company, the General Services Administration (GSA) and the U.S. Department of Justice (DOJ) have been and continue to be in discussions and document production related to the pricing of the Company’s government sales transactions under the Company’s GSA schedule contract, entered into in 2002 and extended through subsequent amendments. In the course of those discussions, the government has informed the Company that it is pursuing civil False Claims Act claims against the Company in connection with the Company’s GSA schedule contract. The Company cannot predict the amount of damages the government may seek or the amount of damages likely to result from this matter. Although the timing and ultimate outcome of this matter cannot be determined, the Company believes that the material aspects of the government’s liability theories are unfounded.
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
The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company may, from time to time, advance certain attorneys' fees and expenses incurred by officers and directors in various lawsuits and investigations, as permitted under Delaware law.

Note 12 — Stockholders’ Equity
Stock Repurchases: In January 2012, the Company’s Board of Directors approved a $2.5 billion capital allocation program that included an authorization for the Company to acquire up to $1.5 billion of its common stock through fiscal year 2014. At March 31, 2014, the Company completed the purchases of its common stock under the stock repurchase program.
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
The ASR was completed in the first quarter of fiscal year 2013, with the Company receiving approximately 3.7 million additional shares, at which time the initial amount recorded as additional paid-in capital was reclassified to treasury stock. The final number of shares delivered upon settlement of the agreement was determined based on the average price of the Company’s common stock over the term of the ASR agreement. During fiscal year 2013, excluding the ASR transaction, the Company repurchased approximately 20 million shares of its common stock for approximately $495 million.
During fiscal year 2014, the Company repurchased approximately 16 million shares of its common stock for approximately $505 million.
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in "Accumulated other comprehensive loss" in the Company's Consolidated Balance Sheets at March 31, 2014, 2013 and 2012 were approximately $171 million, $155 million and $108 million, respectively.
The amount of fair value changes and losses reclassified from “Accumulated other comprehensive loss” into “Interest expense, net” relating to the sale of marketable securities was less than $1 million for fiscal year 2012.
Cash Dividends: The Company’s Board of Directors declared the following dividends during fiscal years 2014 and 2013:
Year Ended March 31, 2014:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 9, 2013	$0.25	May 23, 2013	$114	June 11, 2013
August 1, 2013	$0.25	August 22, 2013	$114	September 10, 2013
November 6, 2013	$0.25	November 21, 2013	$113	December 10, 2013
February 5, 2014	$0.25	February 20, 2014	$112	March 18, 2014
Year Ended March 31, 2013:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 8, 2012	$0.25	May 22, 2012	$119	June 12, 2012
August 2, 2012	$0.25	August 14, 2012	$116	September 11, 2012
November 7, 2012	$0.25	November 20, 2012	$114	December 11, 2012
February 7, 2013	$0.25	February 21, 2013	$114	March 19, 2013

Rights Plan: Under the Stockholder Protection Rights Agreement dated November 8, 2012, each outstanding share of the Company's common stock carries a right (Right). The Rights will trade with the common stock until the Separation Time, which would occur on the next business day after: (i) the Company's announcement that a person or group (an Acquiring Person) has become the beneficial owner of 20% or more of the Company's outstanding common stock (other than Martin Haefner and Eva Maria Bucher-Haefner and their respective affiliates and associates, who are “grandfathered” under this provision so long as their aggregate ownership of common stock does not exceed the sum of 126,562,500 shares of common stock and that number of shares equal to 0.1% of the then outstanding shares of common stock); (ii) the date on which any Acquiring Person becomes the beneficial owner of more than 50% of the outstanding shares of common stock; or (iii) the 10th business day after the commencement of a tender offer or exchange offer (or such later date as the Company's Board of Directors may from time to time determine prior to the Separation Time) that would result in an Acquiring Person owning 20% or more of the Company's outstanding common stock. Following the Separation Time, each Right may be exercised to purchase 0.001 shares of the Company's participating preferred stock at a purchase price of $100 per share. If the Separation Time occurs pursuant to an event described in (i) or (ii) above, however, each Right, other than rights held by an Acquiring Person, will entitle the holder to receive, for an exercise price of $100, that number of shares of the Company's common stock (or, in certain circumstances, cash, property or other securities) having an aggregate Market Price (as determined under the Rights Agreement) equal to two times the exercise price. The Rights will not be triggered by a Qualifying Offer, as defined in the Rights Agreement, if holders of at least 10% of the outstanding shares of the Company's common stock request pursuant to the terms of the Rights Agreement that a special meeting of stockholders be convened for the purpose of exempting such offer from the Rights Agreement, and thereafter the stockholders vote at that meeting to exempt that Qualifying Offer from the Rights Agreement. The Rights, which are redeemable by the Company at $0.001 per Right, and the Rights Agreement expire November 30, 2015.

Note 13 — Income from Continuing Operations Per Common Share
The following table presents basic and diluted income from continuing operations per common share information for fiscal years 2014, 2013 and 2012, respectively.

	Year Ended March 31,
(in millions, except per share amounts)	2014	2013	2012
Basic income from continuing operations per common share:
Income from continuing operations	$899	$939	$923
Less: Income from continuing operations allocable to participating securities	(9)	(12)	(11)
Income from continuing operations allocable to common shares	$890	$927	$912
Weighted average common shares outstanding	446	456	486
Basic income from continuing operations per common share	$2.00	$2.03	$1.88
Diluted income from continuing operations per common share:
Income from continuing operations	$899	$939	$923
Less: Income from continuing operations allocable to participating securities	(9)	(12)	(11)
Income from continuing operations allocable to common shares	$890	$927	$912
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	446	456	486
Weighted average effect of share-based payment awards	2	1	1
Denominator in calculation of diluted income per share	448	457	487
Diluted income from continuing operations per common share	$1.99	$2.03	$1.87
For fiscal years 2014, 2013 and 2012, respectively, approximately 2 million, 4 million and 4 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 5 million, 5 million and 6 million for fiscal years 2014, 2013 and 2012, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

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
All Plans, with the exception of acquired companies’ stock plans, have been approved by the Company’s shareholders. The Company grants all new annual performance cash incentive bonuses, long-term performance bonuses, non-statutory stock options, RSAs, RSUs and other equity-based awards under the 2011 Incentive Plan, which replaced the 2007 Incentive Plan. Outstanding awards under the 2007 Incentive Plan and 2002 Incentive Plan, as amended, are satisfied under their respective Plans. Approximately 45 million shares of common stock were originally available to be granted to select employees and consultants under the 2011 Incentive Plan. Under the 2011 Incentive Plan, no more than 10 million incentive stock options may be granted. The 2011 Incentive Plan will continue until the earlier of (i) termination by the Board or (ii) the tenth anniversary of the date of the Company’s 2011 Annual Meeting of Stockholders. Awards to the non-employee directors are granted under the 2012 Compensation Plan for Non-Employee Directors, which replaced the 2003 Compensation Plan for Non-Employee Directors, as amended.
Share-Based Compensation: The Company recognized share-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

	Year Ended March 31,
(in millions)	2014	2013	2012
Costs of licensing and maintenance	$4	$3	$3
Cost of professional services	4	4	4
Selling and marketing	29	31	36
General and administrative	26	23	27
Product development and enhancements	19	17	19
Share-based compensation expense before tax	$82	$78	$89
Income tax benefit	(26)	(25)	(29)
Net share-based compensation expense	$56	$53	$60
The tax benefit from share-based incentive awards provided to employees that was recorded for book purposes exceeded that which was deductible for tax purposes by $5 million, $2 million and $4 million for fiscal years 2014, 2013 and 2012, respectively. The tax effect of this temporary difference in tax expense was recorded to “Additional paid-in capital” in the Consolidated Balance Sheets and did not affect the Company’s Consolidated Statements of Operations.
The following table summarizes information about unrecognized share-based compensation costs at March 31, 2014:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$8	2.0
Restricted stock units	17	1.9
Restricted stock awards	51	1.8
Performance share units	16	2.3
Total unrecognized share-based compensation costs	$92	1.9
There were no capitalized share-based compensation costs at March 31, 2014, 2013 or 2012.
Stock Option Awards: Stock options are awards issued to employees that entitle the holder to purchase shares of the Company’s stock at a fixed price. Stock option awards are generally granted at an exercise price equal to the Company’s fair market value on the date of grant and with a contractual term of 10 years, unless the Compensation Committee establishes a shorter expiration period or the stock options are forfeited. Stock option awards generally vest one-third per year and become fully vested three years from the grant date.

At March 31, 2014, options outstanding that have vested and are expected to vest were as follows:

	Number of Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in millions)
Vested	0.7	$26.07	4.0	$3.7
Expected to vest (2)	2.7	26.06	7.4	13.2
Total	3.4	$26.06	6.7	$16.9

(1)
These amounts represent the difference between the exercise price and $30.98, the closing price of the Company’s common stock on March 31, 2014, the last trading day of the Company’s fiscal year as reported on the NASDAQ Stock Market for all in-the-money options.

(2)	Outstanding options expected to vest are net of estimated future forfeitures.
Additional information with respect to stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price
	(in millions)
Outstanding at March 31, 2011	8.0	$23.03
Granted	0.6	21.89
Exercised	(1.8)	20.79
Expired or terminated	(1.0)	23.46
Outstanding at March 31, 2012	5.8	$23.52
Granted	1.8	24.39
Exercised	(1.2)	17.17
Expired or terminated	(0.4)	22.09
Outstanding at March 31, 2013	6.0	$25.17
Granted	1.7	27.86
Exercised	(3.5)	25.06
Expired or terminated	(0.5)	25.95
Outstanding at March 31, 2014	3.7	$26.13

	Number of Shares	Weighted Average Exercise Price
	(in millions)
Options exercisable at:
March 31, 2012	4.7	$24.24
March 31, 2013	3.7	$26.18
March 31, 2014	0.7	$26.07
The following table summarizes stock option information at March 31, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in millions)	(in millions)	(in years)		(in millions)	(in millions)	(in years)
$13.18 — $20.00	—	$0.1	1.6	$16.77	—	$0.1	0.2	$15.10
$20.01 — $25.00	1.2	9.3	6.5	23.38	0.3	2.6	7.2	23.15
$25.01 — $30.00	2.0	8.2	6.7	26.69	0.3	1.0	1.5	27.61
$30.01 — over	0.5	0.4	8.1	30.56	0.1	—	1.0	32.80
	3.7	$18.0	6.8	$26.13	0.7	$3.7	4.0	$26.07

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
The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during fiscal years 2014, 2013 and 2012 were based on estimates at the date of grant as follows:

	Year Ended March 31,
	2014	2013	2012
Weighted average fair value	$5.20	$4.26	$5.99
Dividend yield	4.05%	4.06%	0.91%
Expected volatility factor (1)	30%	31%	33%
Risk-free interest rate (2)	1.5%	1.0%	1.7%
Expected life (in years) (3)	6.0	4.9	4.5

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

The following table summarizes information on options exercised for the periods indicated:

	Year Ended March 31,
(in millions)	2014	2013	2012
Cash received from options exercised	$88	$21	$37
Intrinsic value of options exercised	$19	$10	$9
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

The following table summarizes the activity of RSAs and RSUs under the Plans:

	RSAs		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in millions)		(in millions)
Outstanding at March 31, 2011	5.8	$20.56	1.0	$20.03
Granted	3.8	24.54	0.7	24.06
Released	(3.0)	21.57	(0.3)	20.70
Forfeitures	(0.9)	22.33	(0.2)	21.61
Outstanding at March 31, 2012	5.7	$22.41	1.2	$21.91
Granted	3.5	26.21	0.9	23.72
Released	(3.6)	22.22	(0.6)	21.03
Forfeitures	(0.6)	24.69	(0.1)	23.38
Outstanding at March 31, 2013	5.0	$24.98	1.4	$23.28
Granted	2.7	27.06	0.7	25.45
Released	(2.6)	24.49	(0.6)	23.01
Forfeitures	(0.8)	26.14	(0.1)	24.41
Outstanding at March 31, 2014	4.3	$26.38	1.4	$24.47
The total fair value on the vesting date of RSAs and RSUs released during fiscal years 2014, 2013 and 2012 was approximately $77 million, $92 million and $73 million, respectively.
Performance Awards: The Company rewards certain senior executives with performance awards under its long-term incentive plans. These Performance Share Units (PSUs) include 1-year and 3-year performance periods for senior executives and a 1-year performance period for members of the sales team. These PSUs are granted at the conclusion of the performance period based on the Company's performance for the 1-year and 3-year performance periods and after approval by the Compensation Committee.
The 1-year PSUs for the fiscal year 2013, 2012 and 2011 incentive plan years were granted in the first quarter of fiscal years 2014, 2013 and 2012, respectively. The awards vest 34% on the date of grant and 33% on the first and second anniversaries of the date of grant. The table below summarizes the RSAs and RSUs granted under these PSUs:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2013	1 year	0.4	$27.11	0.1	$26.12
2012	1 year	1.2	$26.39	0.2	$25.40
2011	1 year	1.1	$24.68	0.1	$24.48
The 3-year PSUs for the fiscal year 2010 and 2009 incentive plan years were granted in the first quarter of fiscal years 2013 and 2012, respectively. These awards vest immediately upon grant.

Incentive Plans for Fiscal Years	Performance Period	Unrestricted Shares (in millions)	Weighted Average Grant Date Fair Value
2010	3 years	0.2	$26.39
2009	3 years	0.2	$24.68

Awards were granted under the fiscal year 2013, 2012 and 2011 sales retention equity programs in the first quarter of fiscal years 2014, 2013 and 2012, respectively. These awards vest on the third anniversary of the grant date. The table below summarizes the RSAs and RSUs granted under these programs:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2013	1 year	0.2	$27.11	0.1	$24.13
2012	1 year	0.2	$26.39	0.1	$23.41
2011	1 year	0.3	$24.68	0.1	$24.09
Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of each offer period, on June 30 and December 31, respectively. The ESPP is non-compensatory. During each of the fiscal years ended March 31, 2014 and 2013, the Company issued approximately 0.2 million shares under the ESPP at an average price of $29.62 and $22.65 per share, respectively. As of March 31, 2014, approximately 29.6 million shares were available for future issuances under the ESPP.

Note 15 – Income Taxes
The amounts of income from continuing operations before income taxes attributable to domestic and foreign operations were as follows:

	Year Ended March 31,
(in millions)	2014	2013	2012
Domestic	$699	$903	$809
Foreign	340	390	521
Income from continuing operations before income taxes	$1,039	$1,293	$1,330
 Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended March 31,
(in millions)	2014	2013	2012
Current:
Federal	$190	$271	$267
State	33	39	37
Foreign	(14)	31	119
Total current	$209	$341	$423
Deferred:
Federal	$(82)	$(18)	$4
State	(12)	3	(22)
Foreign	25	28	2
Total deferred	$(69)	$13	$(16)
Total:
Federal	$108	$253	$271
State	21	42	15
Foreign	11	59	121
Total income tax expense from continuing operations	$140	$354	$407

The income tax expense from continuing operations was reconciled to the tax expense computed at the U.S. federal statutory tax rate as follows:

	Year Ended March 31,
(in millions)	2014	2013	2012
Tax expense at U.S. federal statutory tax rate	$364	$452	$465
Effect of international operations	(144)	(128)	(89)
U.S. federal and state tax contingencies	(123)	(8)	23
Domestic manufacturing deduction	(24)	(21)	(19)
State taxes, net of U.S. federal tax benefit	19	23	17
Valuation allowance	23	11	(15)
Other, net	25	25	25
Income tax expense from continuing operations	$140	$354	$407
Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences from continuing operations were as follows:

	At March 31,
(in millions)	2014	2013
Deferred tax assets:
Modified accrual basis accounting for revenue	$373	$379
Share-based compensation	30	38
Accrued expenses	36	42
Net operating losses	131	158
Intangible assets amortizable for tax purposes	4	7
Deductible state tax and interest benefits	20	51
Other	65	55
Total deferred tax assets	$659	$730
Valuation allowances	(87)	(83)
Total deferred tax assets, net of valuation allowance	$572	$647
Deferred tax liabilities:
Purchased software	$76	$95
Depreciation	6	13
Other intangible assets	34	43
Capitalized development costs	158	209
Total deferred tax liabilities	$274	$360
Net deferred tax asset	$298	$287
In management’s judgment, it is more likely than not that the total deferred tax assets, net of valuation allowance, of approximately $572 million will be realized in the foreseeable future. Realization of the net deferred tax assets is dependent on the Company’s generation of sufficient future taxable income in the related tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustments in future periods if estimates of future taxable income change.
U.S. federal, state and foreign net operating loss carryforwards (NOLs) totaled approximately $672 million and $764 million at March 31, 2014 and 2013, respectively. The NOLs will expire as follows: $524 million between 2014 and 2033 and $148 million may be carried forward indefinitely.

A valuation allowance has been provided for deferred tax assets that are not expected to be realized. The valuation allowance increased approximately $4 million and $7 million at March 31, 2014 and 2013, respectively. The increase in the valuation allowance at both March 31, 2014 and 2013 primarily related to amounts of NOLs and other deferred tax assets in foreign jurisdictions that in management's judgment will not be realized, offset by changes not affecting income tax expense such as accounting for acquisitions and uncertain tax positions.
In the fiscal year ended March 31, 2013, the Company reclassified approximately $150 million of deferred tax assets from non-current to current due to a change in tax accounting method reflected in the Company's federal income tax return for the fiscal year ended March 31, 2012. This accounting change did not affect income tax expense.
No provision has been made for U.S. federal income taxes on approximately $2,349 million and $2,220 million at March 31, 2014 and 2013, respectively, of unremitted earnings of the Company’s foreign subsidiaries since the Company plans to permanently reinvest all such earnings outside the United States. It is not practicable to determine the amount of tax associated with such unremitted earnings.
At March 31, 2014, the gross liability for income taxes associated with uncertain tax positions, including interest and penalties, was approximately $202 million (of which none was classified as current). In addition, at March 31, 2014, the Company recorded approximately $17 million of deferred tax assets for future deductions of interest and state income taxes related to these uncertain tax positions. At March 31, 2013, the gross liability for income taxes associated with uncertain tax positions, including interest and penalties, was approximately $486 million (of which none was classified as current). In addition, at March 31, 2013, the Company recorded approximately $51 million of deferred tax assets for future deductions of interest and state income taxes related to these uncertain tax positions.
A roll-forward of the Company’s uncertain tax positions for all U.S. federal, state and foreign tax jurisdictions was as follows:

	At March 31,
(in millions)	2014	2013
Balance at beginning of year	$382	$523
Additions for tax positions related to the current year	20	30
Additions for tax positions from prior years	70	60
Reductions for tax positions from prior years	(233)	(158)
Settlement payments	(61)	(55)
Statute of limitations expiration	(11)	(15)
Translation and other	3	(3)
Balance at end of year	$170	$382
The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $127 million and $311 million at March 31, 2014 and 2013, respectively. The gross amount of interest and penalties accrued, reported in “Total liabilities,” was approximately $32 million, $104 million and $118 million for fiscal years 2014, 2013 and 2012, respectively. The amount of interest and penalties decreased approximately $72 million for fiscal year 2014, decreased approximately $14 million for fiscal year 2013 and increased approximately $20 million for fiscal year 2012.
A number of years may elapse before a particular uncertain tax position for which the Company has not recorded a financial statement benefit is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The Company is subject to tax audits in the following major taxing jurisdictions:

•	United States — federal tax years are open for years 2011 and forward;

•	Brazil — tax years are open for years 2008 and forward;

•	Canada — tax years are open for years 2009 and forward; and

•	Italy — tax years are open for years 2008 and forward.
In November 2013, the Company received a tax assessment of approximately Brazilian reais 211 million (which translated to approximately $93 million at March 31, 2014), including interest and penalties, from the Brazilian tax authority relating to fiscal years 2008-2013. The assessment included a report of findings in connection with the examination. The Company disagrees with the proposed adjustments in the assessment and intends to vigorously dispute these matters through applicable administrative and judicial procedures, as appropriate. While the Company believes that it will ultimately prevail, if the assessment is not resolved in favor of the Company, it would have an impact on the Company’s consolidated financial position, cash flows or results of operations. The Company does not believe it is reasonably possible that the amount of unrecognized tax benefits for this matter will significantly increase or decrease within the next 12 months.

While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its financial statements reflect the probable outcome of uncertain tax positions. The Company may adjust these uncertain tax positions, as well as any related interest or penalties, in light of changing facts and circumstances, including the settlement of income tax audits and the expirations of statutes of limitation. To the extent a settlement differs from the amounts previously reserved, that difference generally would be recognized as a component of income tax expense in the period of resolution. Although the timing of the resolution of income tax examinations is highly uncertain, it is reasonably possible that settlements, payments and new information in the next 12 months related to certain federal, foreign and state tax issues may result in changes to the Company’s uncertain tax positions, including issues involving taxation of international operations and other matters. The Company believes that such reasonably possible changes within the next 12 months may reduce the balance of unrecognized tax benefits by an amount up to $30 million.

Note 16 — Supplemental Statement of Cash Flows Information
Interest payments, net for fiscal years 2014, 2013 and 2012 were approximately $70 million, $61 million and $61 million, respectively. Income taxes paid, net for these fiscal years were approximately $500 million, $324 million and $411 million, respectively. For fiscal years 2014, 2013 and 2012, the excess tax benefits from share-based incentive awards included in financing activities from continuing operations were approximately $6 million, $8 million and $3 million, respectively.
Non-cash investing activities for fiscal years 2013 and 2012 consisted of assets acquired under capital leases of $9 million and $5 million, respectively.
Non-cash financing activities for fiscal years 2014, 2013 and 2012 consisted of treasury common shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $48 million (net of approximately $28 million of income taxes withheld), $64 million (net of approximately $34 million of income taxes withheld) and $55 million (net of approximately $26 million of income taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $28 million, $29 million and $13 million, respectively. Non-cash financing activities for fiscal years 2014 and 2013 included approximately $4 million and $6 million, respectively, in treasury common shares issued in connection with the Company’s Employee Stock Purchase Plan.

Note 17 — Segment and Geographic Information
In accordance with FASB ASC Topic 280, “Segment Reporting,” the Company disaggregates its operations into Mainframe Solutions, Enterprise Solutions and Services segments, which is utilized by the Company's Chief Executive Officer for evaluating segment performance and allocating resources.
The Company’s Mainframe Solutions and Enterprise Solutions segments comprise its software business organized by the nature of the Company’s software offerings and the platform on which the products operate. The Services segment comprises product implementation, consulting, customer education and customer training, including those directly related to the Mainframe Solutions and Enterprise Solutions software that the Company sells to its customers.
The Company regularly enters into a single arrangement with a customer that includes mainframe solutions, enterprise solutions and services. The amount of contract revenue assigned to operating segments is generally based on the manner in which the proposal is made to the customer. The software product revenue is assigned to the Mainframe Solutions and Enterprise Solutions segments based on either: (1) a list price allocation method (which allocates a discount in the total contract price to the individual products in proportion to the list price of the products); (2) allocations included within internal contract approval documents; or (3) the value for individual software products as stated in the customer contract. The price for the implementation, consulting, education and training services is separately stated in the contract and these amounts of contract revenue are assigned to the Services segment. The contract value assigned to each operating segment is then recognized in a manner consistent with the revenue recognition policies the Company applies to the customer contract for purposes of preparing the Consolidated Financial Statements.
Segment expenses include costs that are controllable by segment managers (i.e., direct costs) and, in the case of the Mainframe Solutions and Enterprise Solutions segments, an allocation of shared and indirect costs (i.e., allocated costs). Segment-specific direct costs include a portion of selling and marketing costs, licensing and maintenance costs, product development costs, general and administrative costs and amortization of the cost of internally developed software. Allocated segment costs primarily include indirect and non-segment-specific direct selling and marketing costs and general and administrative costs that are not directly attributable to a specific segment. The basis for allocating shared and indirect costs between the Mainframe Solutions and Enterprise Solutions segments is dependent on the nature of the cost being allocated and is either in proportion to segment revenues or in proportion to the related direct cost category. Expenses for the Services segment consist of cost of professional services and other direct costs included within selling and marketing and general and administrative expenses. There are no allocated or indirect costs for the Services segment.

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
The Company’s segment information for fiscal years 2014, 2013 and 2012 was as follows:

Year Ended March 31, 2014	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$2,478	$1,658	$379	$4,515
Expenses	987	1,514	357	2,858
Segment profit	$1,491	$144	$22	$1,657
Segment operating margin	60%	9%	6%	37%
Depreciation	$50	$34	$—	$84
Reconciliation of segment profit to income from continuing operations before income taxes for fiscal year 2014:

Segment profit	$1,657
Less:
Purchased software amortization	117
Other intangibles amortization	60
Software development costs capitalized	(33)
Internally developed software products amortization	165
Share-based compensation expense	82
Other (gains) expenses, net (1)	173
Interest expense, net	54
Income from continuing operations before income taxes	$1,039

(1)	Other (gains) expenses, net consists of approximately $171 million of costs associated with the Fiscal 2014 Plan and other miscellaneous costs.

Year Ended March 31, 2013	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$2,489	$1,739	$382	$4,610
Expenses	1,028	1,599	358	2,985
Segment profit	$1,461	$140	$24	$1,625
Segment operating margin	59%	8%	6%	35%
Depreciation	$61	$43	$—	$104
Reconciliation of segment profit to income from continuing operations before income taxes for fiscal year 2013:

Segment profit	$1,625
Less:
Purchased software amortization (1)	163
Other intangibles amortization	54
Software development costs capitalized	(161)
Internally developed software products amortization	154
Share-based compensation expense	78
Other (gains) expenses, net	—
Interest expense, net	44
Income from continuing operations before income taxes	$1,293

(1)
Amount includes impairment recorded in the fourth quarter of fiscal year 2013 of approximately $55 million relating to purchased software (see Note 6, “Long Lived Assets,” in the Notes to the Consolidated Financial Statements for additional information).

Year Ended March 31, 2012	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$2,612	$1,785	$382	$4,779
Expenses	1,157	1,691	359	3,207
Segment profit	$1,455	$94	$23	$1,572
Segment operating margin	56%	5%	6%	33%
Depreciation	$67	$44	$—	$111
Reconciliation of segment profit to income from continuing operations before income taxes for fiscal year 2012:

Segment profit	$1,572
Less:
Purchased software amortization	103
Other intangibles amortization	65
Software development costs capitalized	(171)
Internally developed software products amortization	120
Share-based compensation expense	89
Other (gains) expenses, net (1)	1
Interest expense, net	35
Income from continuing operations before income taxes	$1,330

(1)	Other (gains) expenses, net includes miscellaneous costs.

The following table presents information about the Company by geographic area for fiscal years 2014, 2013 and 2012:

(in millions)	United States	EMEA (1)	Other	Eliminations	Total
Year Ended March 31, 2014
Revenue:
From unaffiliated customers	$2,677	$1,093	$745	$—	$4,515
Between geographic areas (2)	446	—	—	(446)	—
Total revenue	$3,123	$1,093	$745	$(446)	$4,515
Property and equipment, net	$125	$116	$54	$—	$295
Total assets	$8,908	$2,076	$1,032	$—	$12,016
Total liabilities	$4,919	$890	$637	$—	$6,446
Year Ended March 31, 2013
Revenue:
From unaffiliated customers	$2,716	$1,104	$790	$—	$4,610
Between geographic areas (2)	460	—	—	(460)	—
Total revenue	$3,176	$1,104	$790	$(460)	$4,610
Property and equipment, net	$138	$108	$65	$—	$311
Total assets	$8,897	$1,911	$1,007	$—	$11,815
Total liabilities	$4,802	$939	$624	$—	$6,365
Year Ended March 31, 2012
Revenue:
From unaffiliated customers	$2,779	$1,182	$818	$—	$4,779
Between geographic areas (2)	472	—	—	(472)	—
Total revenue	$3,251	$1,182	$818	$(472)	$4,779
Property and equipment, net	$181	$121	$84	$—	$386
Total assets	$9,078	$1,904	$1,015	$—	$11,997
Total liabilities	$4,911	$1,009	$680	$—	$6,600

(1)	Consists of Europe, the Middle East and Africa.

(2)	Represents royalties from foreign subsidiaries determined as a percentage of certain amounts invoiced to customer.
Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile. No single customer accounted for 10% or more of total revenue for fiscal year 2014, 2013 or 2012.

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
The Company recognized costs associated with this plan of approximately $41 million, $43 million and $44 million for fiscal years 2014, 2013 and 2012, respectively. Included in these amounts were discretionary stock contributions of approximately $26 million, $28 million and $29 million for fiscal years 2014, 2013 and 2012, respectively.

Note 19 — Subsequent Events
On May 14, 2014, the Company's Board of Directors approved a stock repurchase program that authorizes the Company to acquire up to $1 billion of its common stock. The Company expects to complete the program in approximately three years.  The Company expects to fund the program with available cash on hand and repurchase shares on the open market, through solicited or unsolicited privately negotiated transactions or otherwise from time to time based on market conditions and other factors.

SCHEDULE II
CA, Inc. and Subsidiaries
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions/(Deductions) Charged/(Credited) to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts (in millions)
Year ended March 31, 2014	$24	$4	$(9)	$19
Year ended March 31, 2013	$16	$9	$(1)	$24
Year ended March 31, 2012	$22	$(1)	$(5)	$16

(1)	Write-off of amounts against allowance provided