Form 10-Q
period 2014-06-30
CA, INC.
filed 2014-07-24
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

(Check one:)
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of July 17, 2014
par value $0.10 per share	445,060,827

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of June 30, 2014, and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended June 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CA, Inc. and subsidiaries as of March 31, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 19, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
New York, New York
July 24, 2014

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	June 30, 2014	March 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,255	$3,252
Trade accounts receivable, net	553	800
Deferred income taxes	336	315
Other current assets	154	192
Total current assets	$4,298	$4,559
Property and equipment, net of accumulated depreciation of $847 and $828, respectively	$291	$295
Goodwill	5,922	5,922
Capitalized software and other intangible assets, net	978	1,063
Deferred income taxes	58	59
Other noncurrent assets, net	119	118
Total assets	$11,666	$12,016
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$515	$514
Accounts payable	115	129
Accrued salaries, wages and commissions	179	275
Accrued expenses and other current liabilities	473	510
Deferred revenue (billed or collected)	2,205	2,419
Taxes payable, other than income taxes payable	42	66
Federal, state and foreign income taxes payable	26	—
Deferred income taxes	7	9
Total current liabilities	$3,562	$3,922
Long-term debt, net of current portion	$1,254	$1,252
Federal, state and foreign income taxes payable	185	182
Deferred income taxes	67	67
Deferred revenue (billed or collected)	805	872
Other noncurrent liabilities	125	151
Total liabilities	$5,998	$6,446
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 440,239,855 and 438,740,478 shares outstanding, respectively	59	59
Additional paid-in capital	3,566	3,610
Retained earnings	5,924	5,818
Accumulated other comprehensive loss	(161)	(171)
Treasury stock, at cost, 149,455,226 and 150,954,603 shares, respectively	(3,720)	(3,746)
Total stockholders' equity	$5,668	$5,570
Total liabilities and stockholders' equity	$11,666	$12,016
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three Months Ended June 30,
	2014	2013
Revenue:
Subscription and maintenance	$909	$922
Professional services	87	98
Software fees and other	73	75
Total revenue	$1,069	$1,095
Expenses:
Costs of licensing and maintenance	$72	$68
Cost of professional services	81	88
Amortization of capitalized software costs	67	66
Selling and marketing	246	269
General and administrative	92	91
Product development and enhancements	150	132
Depreciation and amortization of other intangible assets	34	36
Other expenses, net	14	126
Total expenses before interest and income taxes	$756	$876
Income from continuing operations before interest and income taxes	$313	$219
Interest expense, net	14	11
Income from continuing operations before income taxes	$299	$208
Income tax expense (benefit)	87	(122)
Income from continuing operations	$212	$330
Income from discontinued operations, net of income taxes	$5	$5
Net income	$217	$335

Basic income per common share:
Income from continuing operations	$0.48	$0.72
Income from discontinued operations	0.01	0.01
Net income	$0.49	$0.73
Basic weighted average shares used in computation	440	450

Diluted income per common share:
Income from continuing operations	$0.48	$0.72
Income from discontinued operations	0.01	0.01
Net income	$0.49	$0.73
Diluted weighted average shares used in computation	441	451
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	For the Three Months Ended June 30,
	2014	2013
Net income	$217	$335
Other comprehensive gain (loss):
Foreign currency translation adjustments	10	(43)
Total other comprehensive gain (loss)	$10	$(43)
Comprehensive income	$227	$292
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Three Months Ended June 30,
	2014	2013
Operating activities from continuing operations:
Net income	$217	$335
Income from discontinued operations	(5)	(5)
Income from continuing operations	$212	$330
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	101	102
Deferred income taxes	(20)	(48)
Provision for bad debts	(1)	2
Share-based compensation expense	20	20
Asset impairments and other non-cash items	1	2
Foreign currency transaction gains	—	(1)
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	251	316
Decrease in deferred revenue	(285)	(317)
Increase (decrease) in taxes payable, net	17	(338)
(Decrease) increase in accounts payable, accrued expenses and other	(30)	8
Decrease in accrued salaries, wages and commissions	(97)	(38)
Changes in other operating assets and liabilities	(3)	(35)
Net cash provided by operating activities - continuing operations	$166	$3
Investing activities from continuing operations:
Acquisitions of businesses, net of cash acquired, and purchased software	$(11)	$(122)
Purchases of property and equipment	(21)	(13)
Capitalized software development costs	—	(25)
Maturities of short-term investments	—	184
Net cash (used in) provided by investing activities - continuing operations	$(32)	$24
Financing activities from continuing operations:
Dividends paid	$(111)	$(114)
Purchases of common stock	(50)	(49)
Notional pooling borrowings	1,334	725
Notional pooling repayments	(1,323)	(723)
Debt repayments	(2)	(4)
Debt issuance costs	—	(1)
Exercise of common stock options and other	12	28
Net cash used in financing activities - continuing operations	$(140)	$(138)
Effect of exchange rate changes on cash	$1	$(29)
Net change in cash and cash equivalents - continuing operations	$(5)	$(140)
Cash provided by operating activities - discontinued operations	$8	$8
Net effect of discontinued operations on cash and cash equivalents	$8	$8
Increase (decrease) in cash and cash equivalents	$3	$(132)
Cash and cash equivalents at beginning of period	$3,252	$2,593
Cash and cash equivalents at end of period	$3,255	$2,461
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ACCOUNTING POLICIES
Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements of CA, Inc. (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (2014 Form 10-K).
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
Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.
Divestitures: In the first quarter of fiscal year 2015, the Company entered into a definitive agreement to divest its CA arcserve data protection solution assets (arcserve). In the fourth quarter of fiscal year 2014, the Company entered into a definitive agreement to divest its CA ERwin Data Modeling solution assets (ERwin). The results of operations associated with these businesses have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2014 and 2013. The effects of the discontinued operations were immaterial to the Company's Condensed Consolidated Balance Sheets at June 30, 2014 and March 31, 2014. See Note B, “Divestitures,” for additional information.
Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 67% being held by the Company’s foreign subsidiaries outside the United States at June 30, 2014.
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
New Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early application is not permitted. ASU 2014-09 is effective for the Company in its first quarter of fiscal year 2018 using either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. ASU 2014-09 is expected to have a significant impact on the Company's revenue recognition policies and disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – DIVESTITURES
In the first quarter of fiscal year 2015, the Company entered into a definitive agreement to divest arcserve. In the fourth quarter of fiscal year 2014, the Company entered into a definitive agreement to divest ERwin. The Company currently expects to close the sale of each of arcserve and ERwin during fiscal year 2015. The sale of each of arcserve and ERwin results from an effort to rationalize the Company's product portfolio within the Enterprise Solutions segment.
The income from operations of discontinued components for the three months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended June 30,
(in millions)	2014	2013
Subscription and maintenance	$21	$22
Software fees and other	10	11
Total revenue	$31	$33
Income from operations of discontinued components, net of tax expense of $4 million and $4 million, respectively	$5	$5

NOTE C – SEVERANCE AND EXIT COSTS
Fiscal Year 2014 Rebalancing Plan: In fiscal year 2014, the Company's Board of Directors approved and committed to a rebalancing plan (Fiscal 2014 Plan) to better align its business priorities. This included a termination of approximately 1,800 employees and global facility consolidations. Costs associated with the Fiscal 2014 Plan are presented in "Other expenses, net" in the Company's Condensed Consolidated Statement of Operations. The total amount incurred to date for severance and facility exit costs under the Fiscal 2014 Plan is approximately $158 million and $22 million, respectively. The Company expects total costs of the Fiscal 2014 Plan to be approximately $190 million (including severance costs of approximately $168 million and global facility exit costs of approximately $22 million). Severance and facility consolidation actions under the Fiscal 2014 Plan were substantially completed by the end of fiscal year 2014.
Accrued severance and exit costs and changes in the accruals during the three months ended June 30, 2014 and 2013 were as follows:

(in millions)	Accrued Balance at March 31, 2014	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at June 30, 2014
Severance charges	$55	$8	$1	$(28)	$(3)	$33
Facility exit charges	29	—	—	(2)	(2)	25
Total accrued liabilities	$84					$58

(in millions)	Accrued Balance at March 31, 2013	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at June 30, 2013
Severance charges	$16	$103	$(1)	$(28)	$3	$93
Facility exit charges	23	17	—	(4)	(3)	33
Total accrued liabilities	$39					$126
Balances at June 30, 2014 and 2013 include facility exit accruals of approximately $12 million and $16 million, respectively, for plans and actions prior to fiscal year 2014. Balance at June 30, 2013 included a severance accrual of approximately $10 million for plans and actions prior to fiscal year 2014.
The severance liabilities are included in “Accrued salaries, wages and commissions” in the Condensed Consolidated Balance Sheets. The facility exit liabilities are included in “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	June 30, 2014	March 31, 2014
	(in millions)
Accounts receivable – billed	$512	$739
Accounts receivable – unbilled	51	61
Other receivables	8	19
Less: Allowances	(18)	(19)
Trade accounts receivable, net	$553	$800

NOTE E – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at June 30, 2014 were as follows:

	At June 30, 2014
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,706	$4,849	$857	$337	$520
Internally developed software products	1,561	771	790	425	365
Other intangible assets	846	490	356	263	93
Total capitalized software and other intangible assets	$8,113	$6,110	$2,003	$1,025	$978
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2014 were as follows:

	At March 31, 2014
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,706	$4,849	$857	$309	$548
Internally developed software products	1,561	757	804	397	407
Other intangible assets	846	489	357	249	108
Total capitalized software and other intangible assets	$8,113	$6,095	$2,018	$955	$1,063

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the capitalized software and other intangible assets recorded through June 30, 2014, the projected annual amortization expense for fiscal year 2015 and the next four fiscal years is expected to be as follows:

	Year Ended March 31,
	2015	2016	2017	2018	2019
	(in millions)
Purchased software products	$113	$111	$108	$105	$62
Internally developed software products	142	112	81	38	10
Other intangible assets	57	35	8	3	1
Total	$312	$258	$197	$146	$73
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

NOTE F – DEFERRED REVENUE
The current and noncurrent components of “Deferred revenue (billed or collected)” at June 30, 2014 and March 31, 2014 were as follows:

	June 30, 2014	March 31, 2014
	(in millions)
Current:
Subscription and maintenance	$2,033	$2,237
Professional services	145	149
Software fees and other	27	33
Total deferred revenue (billed or collected) – current	$2,205	$2,419
Noncurrent:
Subscription and maintenance	$778	$845
Professional services	24	26
Software fees and other	3	1
Total deferred revenue (billed or collected) – noncurrent	$805	$872
Total deferred revenue (billed or collected)	$3,010	$3,291

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
At June 30, 2014, the fair value of these derivatives was an asset of approximately $5 million, which is included in “Other current assets” in the Company’s Condensed Consolidated Balance Sheet.
At March 31, 2014, the fair value of these derivatives was an asset of approximately $8 million, which is included in “Other current assets” in the Company’s Condensed Consolidated Balance Sheet.

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
At June 30, 2014, foreign currency contracts outstanding consisted of purchase and sales contracts with a total gross notional value of approximately $1,079 million and durations of less than nine months. The net fair value of these contracts at June 30, 2014 was a net asset of approximately $8 million, of which approximately $10 million is included in “Other current assets” and approximately $2 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
At March 31, 2014, foreign currency contracts outstanding consisted of purchase and sales contracts with a total gross notional value of approximately $250 million and durations of less than three months. The net fair value of these contracts at March 31, 2014 was a net asset of approximately $1 million, of which approximately $2 million is included in “Other current assets” and approximately $1 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations
(in millions)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Interest expense, net – interest rate swaps designated as fair value hedges	$(3)	$(3)
Other expenses, net – foreign currency contracts	$5	$(9)
The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were in a net asset position at June 30, 2014 and March 31, 2014. The Company posted no collateral at June 30, 2014 or March 31, 2014. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at June 30, 2014 and March 31, 2014:

	At June 30, 2014				At March 31, 2014
	Fair Value Measurement Using Input Types		Estimated Fair Value		Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total		Level 1	Level 2	Total
Assets:
Money market funds	$1,000	$—	$1,000	(1)	$1,277	$—	$1,277	(2)
Foreign exchange derivatives (3)	—	10	10		—	2	2
Interest rate derivatives (3)	—	5	5		—	8	8
Total assets	$1,000	$15	$1,015		$1,277	$10	$1,287
Liabilities:
Foreign exchange derivatives (3)	$—	$2	$2		$—	$1	$1
Total liabilities	$—	$2	$2		$—	$1	$1

(1)
At June 30, 2014, the Company had approximately $1,000 million and less than $1 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheet.

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
At June 30, 2014 and March 31, 2014, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses, and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.
The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that were not measured at fair value on a recurring basis at June 30, 2014 and March 31, 2014:

	At June 30, 2014		At March 31, 2014
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,769	$1,890	$1,766	$1,884
Facility exit reserve (2)	$25	$29	$29	$33

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facility exit reserve is determined using the Company’s incremental borrowing rate at June 30, 2014 and March 31, 2014. At June 30, 2014 and March 31, 2014, the facility exit reserve included approximately $10 million and $11 million, respectively, in “Accrued expenses and other current liabilities” and approximately $15 million and $18 million, respectively, in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets (Level 3).

NOTE I – COMMITMENTS AND CONTINGENCIES
The Company, various subsidiaries, and certain current and former officers have been or, from time to time, may be named as defendants in various lawsuits and claims arising in the normal course of business. The Company may also become involved with contract issues and disputes with customers, including government customers.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 24, 2014, the U.S. Department of Justice (DOJ) filed under seal in the United States District Court for the District of Columbia a complaint against the Company in partial intervention under the qui tam provisions of the civil False Claims Act (FCA). The underlying complaint was filed under seal by an individual plaintiff on August 24, 2009. On May 29, 2014, the case was unsealed. Both the DOJ and the individual plaintiff have filed amended complaints. The current complaints relate to government sales transactions under the Company’s General Services Administration (GSA) schedule contract, entered into in 2002 and extended until present through subsequent amendments. In sum and substance, the current complaints allege that the Company provided inaccurate commercial discounting information to the GSA during contract negotiations and that, as a result, the GSA’s contract discount was lower than it otherwise would have been. In addition, the complaints allege that the Company failed to apply the full negotiated discount in some instances and to pay sufficient rebates pursuant to the contract’s price reduction clause. In addition to FCA claims, the current complaints also assert common law causes of action. The DOJ complaint seeks an unspecified amount of damages, including treble damages and civil penalties. The complaint by the individual plaintiff alleges that the U.S. government has suffered damages in excess of $100 million and seeks an unspecified amount of damages, including treble damages and civil penalties. The Company has filed motions to dismiss the current complaints. Those motions are pending and discussions with the DOJ and GSA are continuing. The Company cannot predict the amount of damages likely to result from this matter. Although the timing and ultimate outcome of this matter cannot be determined, the Company believes that the material aspects of the liability theories set forth in the complaints are unfounded. The Company also believes that it has meritorious defenses and intends to vigorously contest the lawsuit.
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

NOTE J – STOCKHOLDERS’ EQUITY
Stock Repurchases: In May 2014, the Company's Board of Directors approved a stock repurchase program that authorizes the Company to acquire up to $1 billion of its common stock. During the three months ended June 30, 2014, the Company repurchased approximately 1.7 million shares of its common stock for approximately $50 million. At June 30, 2014, the Company remained authorized to purchase approximately $950 million of its common stock under its current stock repurchase program.
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in "Accumulated other comprehensive loss" in the Company’s Condensed Consolidated Balance Sheets at June 30, 2014 and March 31, 2014 were approximately $161 million and $171 million, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash Dividends: The Company’s Board of Directors declared the following dividends during the three months ended June 30, 2014 and 2013:
Three Months Ended June 30, 2014:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 15, 2014	$0.25	May 29, 2014	$111	June 17, 2014
Three Months Ended June 30, 2013:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 9, 2013	$0.25	May 23, 2013	$114	June 11, 2013

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
The following table presents basic and diluted income from continuing operations per common share information for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
	(in millions, except per share amounts)
Basic income from continuing operations per common share:
Income from continuing operations	$212	$330
Less: Income from continuing operations allocable to participating securities	(2)	(4)
Income from continuing operations allocable to common shares	$210	$326
Weighted average common shares outstanding	440	450
Basic income from continuing operations per common share	$0.48	$0.72

Diluted income from continuing operations per common share:
Income from continuing operations	$212	$330
Less: Income from continuing operations allocable to participating securities	(2)	(4)
Income from continuing operations allocable to common shares	$210	$326
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	440	450
Weighted average effect of share-based payment awards	1	1
Denominator in calculation of diluted income per share	441	451
Diluted income from continuing operations per common share	$0.48	$0.72
For the three months ended June 30, 2014 and 2013, respectively, approximately 1 million and 4 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 4 million and 5 million for the three months ended June 30, 2014 and 2013, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,
	2014	2013
	(in millions)
Costs of licensing and maintenance	$1	$1
Cost of professional services	1	1
Selling and marketing	7	7
General and administrative	6	6
Product development and enhancements	5	5
Share-based compensation expense before tax	$20	$20
Income tax benefit	(6)	(7)
Net share-based compensation expense	$14	$13
The following table summarizes information about unrecognized share-based compensation costs at June 30, 2014:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$9	2.2
Restricted stock units	28	2.4
Restricted stock awards	93	2.4
Performance share units	36	3.1
Total unrecognized share-based compensation costs	$166	2.5
There were no capitalized share-based compensation costs for the three months ended June 30, 2014 and 2013.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2014 and 2013, the Company issued stock options for approximately 0.6 million shares and 1.2 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

	Three Months Ended June 30,
	2014	2013
Weighted average fair value	$5.87	$4.89
Dividend yield	3.29%	4.09%
Expected volatility factor (1)	29%	30%
Risk-free interest rate (2)	2.1%	1.3%
Expected life (in years) (3)	6.0	6.0

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

The shares under the 1-year PSU awards for the fiscal year 2014 and 2013 incentive plan years under the Company's long-term incentive plans were granted in the first quarter of fiscal years 2015 and 2014, respectively. The awards vest 34% on the date of grant and 33% on the first and second anniversaries of the grant date. The table below summarizes the RSAs and RSUs granted under these PSUs:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2014	1 year	0.7	$29.91	0.1	$28.92
2013	1 year	0.4	$27.11	0.1	$26.12
Share-based awards were granted under the Company's fiscal year 2014 and 2013 sales retention equity programs in the first quarter of fiscal years 2015 and 2014, respectively. These awards vest on the third anniversary of the grant date. The table below summarizes the RSAs and RSUs granted under these programs:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2014	1 year	0.2	$28.69	0.1	$25.73
2013	1 year	0.2	$27.11	0.1	$24.13

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes all of the RSAs and RSUs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
	(shares in millions)
RSAs:
Shares	2.9	2.7
Weighted average grant date fair value (1)	$28.96	$27.01
RSUs:
Shares	0.8	0.7
Weighted average grant date fair value (2)	$26.92	$25.00

(1)	The fair value is based on the quoted market value of the Company's common stock on the grant date.

(2)
The fair value is based on the quoted market value of the Company's common stock on the grant date reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the offer period. The ESPP is non-compensatory. For the six-month offer period ended June 30, 2014, the Company issued approximately 0.1 million shares under the ESPP at $27.30 per share. As of June 30, 2014, approximately 29.5 million shares are available for future issuances under the ESPP.

NOTE M – INCOME TAXES
Income tax expense for the three months ended June 30, 2014 was approximately $87 million compared with an income tax benefit of approximately $122 million for the three months ended June 30, 2013. For the three months ended June 30, 2013, the Company recognized a net discrete tax benefit of approximately $181 million, resulting primarily from the resolutions of uncertain tax positions upon the completion of the examination of the Company's U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007.
The Company’s estimated annual effective tax rate, which excludes the impact of discrete items, for the three months ended June 30, 2014 and 2013 was 29.0% and 28.5%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal year 2015, which are not considered in the Company's estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company's consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal year 2015 and the Company is anticipating a fiscal year 2015 effective tax rate of approximately 30%.
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

NOTE N – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
For the three months ended June 30, 2014 and 2013, interest payments, net were approximately $25 million and $26 million, respectively, and income taxes paid, net were approximately $30 million and $195 million, respectively. For the three months ended June 30, 2014 and 2013, the excess tax benefits from share-based incentive awards included in financing activities from continuing operations were approximately $3 million and $3 million, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-cash financing activities for the three months ended June 30, 2014 and 2013 consisted of treasury common shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $42 million (net of approximately $27 million of income taxes withheld) and $46 million (net of approximately $27 million of income taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $26 million and $28 million, respectively. Non-cash financing activities for the three months ended June 30, 2014 and 2013 included approximately $3 million and $2 million, respectively, in treasury common shares issued in connection with the Company’s Employee Stock Purchase Plan.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The activity under this cash pooling arrangement for the three months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014	2013
	(in millions)
Total borrowings outstanding at beginning of period (1)	$139	$136
Borrowings	1,334	725
Repayments	(1,323)	(723)
Foreign currency exchange effect	(10)	—
Total borrowings outstanding at end of period (1)	$140	$138

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

NOTE O – SEGMENT INFORMATION
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
Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; certain foreign exchange derivative hedging gains and losses; costs associated with the Company's Fiscal 2014 Plan; and other miscellaneous costs. The Company considers all costs of internally developed software as segment expense in the period the costs are incurred and as a result, the Company will add back capitalized internal software costs and exclude amortization of internally developed software costs previously capitalized from segment expenses. A measure of segment assets is not currently provided to the Company’s Chief Executive Officer and has therefore not been disclosed.
The Company’s segment information for the three months ended June 30, 2014 and 2013 was as follows:

Three Months Ended June 30, 2014	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$614	$368	$87	$1,069
Expenses	235	325	82	642
Segment profit	$379	$43	$5	$427
Segment operating margin	62%	12%	6%	40%
Depreciation	$12	$7	$—	$19

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended June 30, 2014:

(in millions)
Segment profit	$427
Less:
Purchased software amortization	28
Other intangibles amortization	15
Software development costs capitalized	—
Internally developed software products amortization	39
Share-based compensation expense	20
Other expenses, net (1)	12
Interest expense, net	14
Income from continuing operations before income taxes	$299

(1)	Other expenses, net consists of approximately $9 million of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Three Months Ended June 30, 2013	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$619	$378	$98	$1,095
Expenses	243	351	90	684
Segment profit	$376	$27	$8	$411
Segment operating margin	61%	7%	8%	38%
Depreciation	$14	$8	$—	$22
Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended June 30, 2013:

(in millions)
Segment profit	$411
Less:
Purchased software amortization	28
Other intangibles amortization	14
Software development costs capitalized	(23)
Internally developed software products amortization	38
Share-based compensation expense	20
Other expenses, net (1)	115
Interest expense, net	11
Income from continuing operations before income taxes	$208

(1)	Other expenses, net consists of approximately $117 million of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

	Three Months Ended June 30,
	2014	2013
	(in millions)
United States	$643	$657
EMEA (1)	259	264
Other	167	174
Total revenue	$1,069	$1,095

(1)	Consists of Europe, the Middle East and Africa.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (Form 10-Q) contains certain forward-looking information relating to CA, Inc. (which we refer to as the “Company,” “Registrant,” “CA Technologies,” “CA,” “we,” “our” or “us”), that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-Q, the words “believes,” “plans,” “anticipates,” “expects,” “estimates,” “targets” and similar expressions relating to the future are intended to identify forward-looking information. Forward-looking information includes, for example, the statements relating to the future made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), but also statements relating to the future that appear in other parts of this Form 10-Q. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties and assumptions.
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
A number of important factors could cause actual results or events to differ materially from those indicated by forward-looking statements, including: the ability to achieve success in the Company’s strategy by, among other things, effectively managing the Company’s sales force to enable the Company to maintain and enhance its strong relationships in its traditional customer base and to increase penetration and accelerate growth in customer segments and geographic regions where the Company currently may not have a strong presence or the Company has underserved, enabling the sales force to sell new products, improving the Company’s brand, technology and innovation awareness in the marketplace and ensuring the Company’s set of cloud computing, application development and IT operations (DevOps), Software-as-a-Service, mobile device management and other new offerings address the needs of a rapidly changing market, while not adversely affecting the demand for the Company’s traditional products or its profitability; global economic factors or political events beyond the Company’s control; general economic conditions and credit constraints, or unfavorable economic conditions in a particular region, industry or business sector; the failure to innovate and/or adapt to technological changes and introduce new software products and services in a timely manner; competition in product and service offerings and pricing; the failure to expand partner programs; the ability to retain and attract adequate qualified personnel; the ability of the Company's products to remain compatible with ever-changing operating environments, platforms or third-party products; the ability to successfully integrate acquired companies and products into the Company's existing business; the ability to adequately manage, evolve and protect the Company's information systems, infrastructure and processes; risks associated with sales to government customers; breaches of the Company's data center, network and software products, and the IT environments of the Company's vendors and customers; discovery of errors or omissions in the Company’s software products or documentation and potential product liability claims; the failure to protect the Company’s intellectual property rights and source code; events or circumstances that would require the Company to record an impairment charge relating to the Company's goodwill or capitalized software and other intangible assets balances; access to software licensed from third parties; risks associated with the use of software from open source code sources; third-party claims of intellectual property infringement or royalty payments; fluctuations in the number, terms and duration of the Company’s license agreements as well as the timing of orders from customers and channel partners; the failure to renew large license transactions on a satisfactory basis; potential tax liabilities; changes in market conditions or the Company’s credit ratings; fluctuations in foreign currencies; the failure to effectively execute the Company’s workforce reductions, workforce rebalancing and facilities consolidations; successful and secure outsourcing of various functions to third parties; and other factors described more fully in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from the forward-looking information described in this Form 10-Q as believed, planned, anticipated, expected, estimated, targeted or similarly identified. We do not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. References in this Form 10-Q to fiscal 2015 and fiscal 2014 are to our fiscal years ending on March 31, 2015 and 2014, respectively.

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

•
Pursuing new business models and expanded routes to market. While our traditional on-premise software delivery remains core to our enterprise customers, we see Software-as-a-Service (SaaS) and managed services as increasingly attractive for our customers. This simplifies their decision-making and accelerates the value they can derive from new solution investments.

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
At the same time, we continue to dedicate sales resources and deploy additional solutions to address opportunities to sell to new enterprises and to expand our relationship with existing non-core customers--which we refer to as our “Named” customers. In addition to this dedication of additional sales resources, we service some of these customers through partners. We believe we can grow our business and increase market share by delivering differentiated technology and collaborating with partners, including service providers, to leverage their relationships, market reach and implementation capacity. We are deploying new routes to market, and simplifying the buying and deployment process for our customers.
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

EXECUTIVE SUMMARY
Our first quarter results are in-line with our expectations, strengthened by continued financial discipline and a strong performance in connection with renewals. New sales associated with renewals with our Platinum customer accounts performed well. Professional services performance unfavorably affected both revenue and bookings for the quarter. Lastly, we announced the divestiture of the CA arcserve data protection business (arcserve), further managing our portfolio and sharpening our focus.
A summary of key results for the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 is as follows:
Revenue:

•
Total revenue declined 2% as a result of a decrease in subscription and maintenance revenue and a decrease in professional services revenue. The decrease in professional services revenue was primarily due to a decrease in the size and number of professional services engagements during the first quarter of fiscal 2015, including non-core engagements with government customers that are not directly related to our software product sales. The decrease in subscription and maintenance revenue in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily attributable to a decrease in prior period new product and mainframe capacity sales. We currently expect the percentage decline in professional services revenue to be greater than the percentage decline in total revenue for fiscal 2015 compared with fiscal 2014. This decline is primarily a result of the decrease in non-core professional services engagements with government customers that are not directly related to our software product sales.

•
As a result of prior period sales under-performance, we continue to expect a year-over-year decrease in total revenue for fiscal 2015 compared with fiscal 2014 due to the high percentage of our revenue that is recognized from license agreements with customers signed in prior periods that are being recognized ratably. Excluding the effect of foreign exchange, we currently expect the year-over-year percentage decline in total revenue for fiscal 2015 compared with fiscal 2014 to be similar to the year-over-year percentage decline in total revenue for fiscal 2014 compared with fiscal 2013.

Bookings:

•	Total bookings decreased 9% primarily due to a year-over-year decrease in professional services bookings and to a lesser extent, a decrease in subscription and maintenance bookings.

•
Mainframe solutions renewals decreased year-over-year. The decrease was partially offset by an increase in enterprise solutions renewals primarily due to the composition of our renewal portfolio being more heavily weighted to enterprise solutions renewals in the quarter.

•
Total new product sales, a subset of our total bookings, for the first quarter of fiscal 2015 was consistent with the first quarter of fiscal 2014. For the first quarter of fiscal 2015, mainframe solutions new sales including capacity were down in the high-single-digit percentage range. The decrease in mainframe solutions new product sales was primarily due to the composition of the renewal portfolio. Enterprise solutions new product sales increased by a mid-single-digit percentage as a result of new sales in connection with renewals within our Platinum customer accounts and good sales execution in the Europe, Middle East and Africa region during the first quarter of fiscal 2015.

•
We expect our fiscal 2015 renewal portfolio to decline by a high-single-digit percentage compared with fiscal 2014. Excluding the impact from a contract renewal with a large system integrator which occurred during the third quarter of fiscal 2014, we expect the value of our fiscal 2015 renewal portfolio to be consistent with the value of our fiscal 2014 renewal portfolio. For the second quarter of fiscal 2015, we expect renewals to decline compared with the second quarter of fiscal 2014 and as a result, we expect lower new product and capacity sales in connection with renewals.

Expenses:

•
Total expenses before interest and income taxes decreased compared with the year-ago period, primarily due to a decrease in cost associated with our fiscal 2014 workforce rebalancing plan (Fiscal 2014 Plan). The decrease was also attributable to the timing of selling and marketing expenses and a decrease in personnel-related costs, partially offset by an increase in product development and enhancements expenses. We expect an increase in the third quarter of fiscal 2015 for selling and marketing expenses, as a result of the timing of CA World ‘14.

Income taxes:

•
Income tax expense for the first quarter of fiscal 2015 was $87 million, compared with an income tax benefit for the first quarter fiscal 2014 of $122 million. During the first quarter of fiscal 2014, we recognized a net discrete tax benefit of $181 million, resulting primarily from the resolutions of uncertain tax positions from final settlement of the examination of our U.S. federal income tax returns.

•	We expect a fiscal 2015 effective tax rate of 30%.
Diluted income per common share from continuing operations:

•
Diluted income per common share decreased to $0.48 from $0.72, primarily due to the income tax benefit of $122 million for the first quarter of fiscal 2014 compared with the income tax expense of $87 million for the first quarter of fiscal 2015.

Segment results:

•
Mainframe Solutions revenue for the first quarter of fiscal 2015 decreased slightly compared with the year-ago period primarily due to the decrease in prior period new product and mainframe capacity sales. The increase in operating margin for the first quarter of fiscal 2015 compared with the year-ago period was primarily the result of the timing of selling and marketing expenses and an overall decrease in personnel-related costs.

•
Enterprise Solutions revenue for the first quarter of fiscal 2015 decreased compared with the year-ago period primarily due to a decrease in new product sales in the prior fiscal year. This decline in prior year new product sales was primarily due to a decrease in sales of certain mature product lines, partially offset by an increase in sales of recently acquired products. Enterprise Solutions operating margin for the first quarter of fiscal 2015 increased compared with the year-ago period as a result of the timing of selling and marketing expenses and an overall decrease in personnel-related costs.

•
Services revenue for the first quarter of fiscal 2015 decreased compared with the first quarter of fiscal 2014 primarily as a result of a decrease in the size and number of professional services engagements during the first quarter of fiscal 2015, including non-core engagements with government customers that are not directly related to our software product sales, as well as the timing of the revenue recognition for some engagements that were associated with product sales for which the revenue will be recognized on a ratable basis. We expect the percentage decline in professional services revenue to be greater than the percentage decline in total revenue for fiscal 2015 compared with fiscal 2014. Operating margin for our Services segment decreased in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 as a result of lower utilization rates for professional services personnel due to the decrease in the number of professional services engagements.

Cash flows from continuing operations:

•
Net cash provided by operating activities increased $163 million compared with the year-ago period primarily due to a decrease in income tax payments of $165 million and a decrease in vendor disbursements and payroll of $45 million. These favorable effects were partially offset by a decrease in cash collections of $44 million and an increase in payments associated with the Fiscal 2014 Plan of $10 million.

QUARTERLY UPDATE

•
In May 2014, the Company appointed Amit Chatterjee as its Executive Vice President, Enterprise Solutions and Technology Group. Mr. Chatterjee will have overall responsibility for strategy and execution across the full portfolio of Enterprise Solutions businesses, from development to commercialization.

•	In June 2014, the Company entered into a definitive agreement to divest arcserve.

PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	First Quarter Comparison Fiscal
	2015 (1)	2014 (1)	Dollar Change	Percentage Change
	(dollars in millions)
Total revenue	$1,069	$1,095	$(26)	(2)%
Income from continuing operations	$212	$330	$(118)	(36)%
Net cash provided by operating activities - continuing operations	$166	$3	$163	NM
Total bookings	$724	$796	$(72)	(9)%
Subscription and maintenance bookings	$603	$617	$(14)	(2)%
Weighted average subscription and maintenance license agreement duration in years	3.60	3.10	0.50	16%

	June 30, 2014	March 31, 2014	Change From Year End	June 30, 2013	Change From Prior Year Quarter
	(in millions)
Cash, cash equivalents and short-term investments (2)	$3,255	$3,252	$3	$2,461	$794
Total debt	$1,769	$1,766	$3	$1,285	$484
Total expected future cash collections from committed contracts (1) (3)	$4,873	$5,148	$(275)	$4,780	$93
Total revenue backlog (1) (3)	$7,330	$7,639	$(309)	$7,295	$35
Total current revenue backlog (1) (3)	$3,402	$3,500	$(98)	$3,371	$31

(1)	Information presented excludes the results of our discontinued operations.

(2)	At June 30, 2014, March 31, 2014 and June 30, 2013, short-term investments were less than $1 million, respectively.

(3)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts and revenue backlog.
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
As our business strategy has evolved, our management looks within total bookings at renewal bookings, which we define as bookings attributable to the renewable value of a prior contract (i.e., the maintenance value and, in the case of non-perpetual licenses, the license value), and at total new product sales, which we define as sales of mainframe and enterprise solutions products, and mainframe solutions capacity that are new or in addition to products or mainframe solutions capacity previously contracted for by a customer. Mainframe solutions capacity and new product sales growth can be inconsistent on both a quarterly and annual basis. We believe the period-over-period change in mainframe solutions new sales and capacity combined is a more appropriate measure of performance. Starting this quarter, we will provide only total mainframe solutions new sales information, which will include mainframe solutions capacity.

The amount of new product sales for a period, as currently tracked by us, requires estimation by management and has not been historically reported. Within a given period, the amount of new product sales may not be material to the change in our total bookings or revenue compared with prior periods. New product sales can be reflected as subscription and maintenance bookings in the period (for which revenue would be recognized ratably over the term of the contract) or in software fees and other bookings (which are recognized as software fees and other revenue in the current period).
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
Within bookings, we also consider the yield on our renewals. We define “renewal yield” as the percentage of the renewable value of a prior contract (i.e., the maintenance value and, in the case of non-perpetual licenses, the license value) realized in current period bookings. The renewable value of a prior contract is an estimate affected by various factors including contractual renewal terms, price increases and other conditions. Price increases after December 31, 2012 are not considered as part of the renewable value of the prior period contract. We estimate the aggregate renewal yield for a quarter based on a review of material transactions representing a substantial majority of the dollar value of renewals during the current period. There may be no correlation between year-over-year changes in bookings and year-over-year changes in renewal yield, since renewal yield is based on the renewable value of contracts of various durations, most of which are longer than one year.
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

RESULTS OF OPERATIONS
The following table presents revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the first quarter of fiscal 2015 and fiscal 2014 and the period-over-period dollar and percentage changes for those line items. These comparisons of past results are not necessarily indicative of future results.

	First Quarter Comparison Fiscal 2015 Versus Fiscal 2014
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2015 (1)	2014 (1)	2015 / 2014	2015 / 2014	2015	2014
	(dollars in millions)
Revenue:
Subscription and maintenance	$909	$922	$(13)	(1)%	85%	84%
Professional services	87	98	(11)	(11)	8	9
Software fees and other	73	75	(2)	(3)	7	7
Total revenue	$1,069	$1,095	$(26)	(2)%	100%	100%
Expenses:
Costs of licensing and maintenance	$72	$68	$4	6%	7%	6%
Cost of professional services	81	88	(7)	(8)	8	8
Amortization of capitalized software costs	67	66	1	2	6	6
Selling and marketing	246	269	(23)	(9)	23	25
General and administrative	92	91	1	1	9	8
Product development and enhancements	150	132	18	14	14	12
Depreciation and amortization of other intangible assets	34	36	(2)	(6)	3	3
Other expenses, net	14	126	(112)	(89)	1	12
Total expenses before interest and income taxes	$756	$876	$(120)	(14)%	71%	80%
Income from continuing operations before interest and income taxes	$313	$219	$94	43%	29%	20%
Interest expense, net	14	11	3	27	1	1
Income from continuing operations before income taxes	$299	$208	$91	44%	28%	19%
Income tax expense	87	(122)	209	(171)	8	(11)
Income from continuing operations	$212	$330	$(118)	(36)%	20%	30%

(1)	Information presented excludes the results of our discontinued operations.
Note: Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
As more fully described below, the decrease in total revenue in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily attributable to a decrease in subscription and maintenance revenue and professional services revenue.
As a result of under-performance of prior period sales, we continue to expect a year-over-year decrease in total revenue for fiscal 2015 compared with fiscal 2014 due to the high percentage of our revenue that is recognized from license agreements with customers signed in prior periods that are being recognized ratably. Excluding the effect of foreign exchange, we currently expect the year-over-year percentage decline in total revenue for fiscal 2015 compared with fiscal 2014 to be similar to the year-over-year percentage decline in total revenue for fiscal 2014 compared with fiscal 2013.

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
The decrease in subscription and maintenance revenue in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily attributable to a decrease in prior period new product and mainframe capacity sales. If there is an increase in amount of products sold on a stand-alone basis that is recognized within software fees and other revenue, this could have an unfavorable effect on our ability to sell such software in connection with a renewal, which could negatively affect our subscription and maintenance revenue.
Professional Services
Professional services revenue primarily includes product implementation, consulting, customer education and customer training. Professional services revenue for the first quarter of fiscal 2015 decreased compared with the first quarter of fiscal 2014 as a result of a decrease in the size and number of professional services engagements during the first quarter of fiscal 2015, including non-core engagements with government customers that are not directly related to our software product sales. In addition, the decrease was also attributable to the timing of the revenue recognition for some engagements that were associated with product sales for which the revenue will be recognized on a ratable basis. We currently expect the percentage decline in professional services revenue to be greater than the percentage decline in total revenue for fiscal 2015 compared with fiscal 2014. This decline is primarily a result of the decrease in non-core professional services engagements with government customers that are not directly related to our software product sales. We are also refocusing on professional services engagements that drive new product sales. In addition, for the long-term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements.
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
Software fees and other revenue decreased for the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 as a result of a decrease in sales of enterprise solutions products recognized on an up-front basis and a decrease in non re-occurring fees which have been recognized as other revenue. The decrease in these sales of enterprise solutions products was primarily due to the increase in the amount of enterprise solutions product sales made in connection with renewal transactions that are recognized ratably within subscription and maintenance revenue. These decreases were partially offset by an increase in revenue from our SaaS offerings.
Total Revenue by Geography
The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the first quarter of fiscal 2015 and the first quarter of fiscal 2014.

	First Quarter Comparison Fiscal 2015 Versus Fiscal 2014
	2015 (1)	Percentage of Total Revenue	2014 (1)	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$643	60%	$657	60%	$(14)	(2)%
International	426	40	438	40	(12)	(3)
Total Revenue	$1,069	100%	$1,095	100%	$(26)	(2)%

(1)	Information presented excludes the results of our discontinued operations.

Revenue in the United States decreased primarily due to a decrease in subscription and maintenance revenue and professional services revenue. International revenue decreased primarily due to a decrease in subscription and maintenance revenue in our Asia Pacific Japan and Latin America regions.
Price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.
Expenses
Operating expenses for the first quarter of fiscal 2015 decreased compared with the first quarter of fiscal 2014 primarily as a result of a decrease in costs associated with our Fiscal 2014 Plan. The decrease was also attributable to the timing of selling and marketing expenses and a decrease in personnel-related costs, partially offset by an increase in product development and enhancements expenses. We expect an increase in the third quarter of fiscal 2015 for selling and marketing expenses, as a result of the timing of CA World ‘14.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. The increase in costs of licensing and maintenance in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily attributable to an increase in cost of goods sold related our SaaS hosting services and the distribution of enterprise solutions products.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the first quarter of fiscal 2015 decreased compared with the first quarter of fiscal 2014 as a result of the decrease in the size and number of professional services engagements during the quarter, including non-core engagements with government customers that are not directly related to our software product sales. Operating margin for professional services decreased to 7% for the first quarter of fiscal 2015 compared with 10% for the first quarter of fiscal 2014. The decrease in operating margin for professional services was primarily attributable to lower utilization rates for professional services personnel due to the decrease in the number of professional services engagements.
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
Amortization of capitalized software costs for the first quarter of fiscal 2015 increased slightly when compared with the first quarter of fiscal 2014 as a result of an increase in software development projects that have reached general availability in recent periods.
Our product offerings and go-to-market strategy continue to evolve to include solutions and product suites that may be delivered either on-premise or via SaaS or cloud platforms. We expect our product offerings to continue to become available to customers at more frequent intervals than our historical release cycles. We have also adopted the Agile development methodologies, which are characterized by a more dynamic development process with more frequent revisions to a product release's features and functions as the software is being developed. Due to these factors we have commenced capitalization much later in the development life cycle. As a result, product development and enhancements expenses have increased as the amount capitalized for internally developed software costs decreases. We no longer capitalize any significant amounts of internally developed software costs and as a result, future amortization of capitalized software costs is expected to decrease.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. For the first quarter of fiscal 2015, the decrease in selling and marketing expenses compared with the first quarter of fiscal 2014 was primarily attributable to the unfavorable effect of $15 million in expenses associated with CA World ‘13, our promotional and marketing conference for current and prospective customers, which occurred during the first quarter of fiscal 2014. The decrease was also attributable to a decrease in commissions expenses due to the lower bookings during the first quarter of fiscal 2015, and a decrease in personnel-related costs, which was due to a reduced headcount as a result of the Fiscal 2014 Plan. For the third quarter of fiscal 2015, we expect an increase in selling and marketing expenses related to CA World ‘14, which is scheduled to take place during that quarter.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. General and administrative expenses for the first quarter of fiscal 2015 were consistent with the first quarter of fiscal 2014.

Product Development and Enhancements
For the first quarters of fiscal 2015 and fiscal 2014, product development and enhancements expenses represented 14% and 12% of total revenue, respectively. The increase in product development and enhancements expenses was primarily attributable to the decrease in capitalized software development costs of $23 million (see “Amortization of Capitalized Software Costs” above), partially offset by a decrease in personnel-related costs from a reduced headcount as a result of the Fiscal 2014 Plan.
Product development and enhancements expenses are expected to increase in future periods compared with the respective year-ago periods as the amount of capitalized software development costs decreases (see “Amortization of Capitalized Software Costs” above).
Depreciation and Amortization of Other Intangible Assets
For the first quarter of fiscal 2015, depreciation and amortization expense decreased slightly compared with the first quarter of fiscal 2014 primarily due to a decrease in property and equipment depreciation expense.
Other Expenses, Net
The summary of other expenses, net was as follows:

	First Quarter Fiscal 2015	First Quarter Fiscal 2014
	(dollars in millions)
Fiscal 2014 Plan	$9	$117	(1)
Legal settlements	—	10
Losses (gains) from foreign exchange derivative contracts	5	(9)
Losses from foreign exchange rate fluctuations	—	7
Other miscellaneous items	—	1
Total	$14	$126

(1)
During the first quarter of fiscal 2015, we reclassified $3 million of severance costs for the first quarter of fiscal 2014 to discontinued operations. Refer to Note B, “Divestitures,” in the Notes to the Condensed Consolidated Financial Statements for additional information.

In fiscal 2014, the Company's Board of Directors approved and committed to the Fiscal 2014 Plan to better align its business priorities. The Company expects total costs of the Fiscal 2014 Plan to be $190 million. The total cumulative amount incurred to date for severance and facility exit costs under the Fiscal 2014 Plan is $180 million. Refer to Note C, "Severance and Exit Costs," in the Notes to the Condensed Consolidated Financial Statements for additional information.
Interest Expense, Net
Interest expense, net for the first quarter of fiscal 2015 increased compared with the first quarter of fiscal 2014 as a result of additional interest expense relating to our debt offering that occurred during the second quarter of fiscal 2014. This was partially offset by an increase in interest income from higher cash and cash equivalent balances for the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014.
Income Taxes
Income tax expense for the first quarter of fiscal 2015 was $87 million compared with an income tax benefit of $122 million for the first quarter of fiscal 2014. For the first quarter of fiscal 2014, we recognized a net discrete tax benefit of $181 million, resulting primarily from the resolutions of uncertain tax positions upon the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007.
Our estimated annual effective tax rate, which excludes the impact of discrete items, for the first quarter of fiscal 2015 and fiscal 2014 was 29.0% and 28.5%, respectively. Legislative changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal 2015, which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal 2015 and we are anticipating a fiscal 2015 effective tax rate of approximately 30%.

While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our financial statements reflect the probable outcome of uncertain tax positions. We may adjust these uncertain tax positions, as well as any related interest or penalties, in light of changing facts and circumstances, including the settlement of income tax audits and the expirations of statutes of limitation. To the extent a settlement differs from the amounts previously reserved, that difference generally would be recognized as a component of income tax expense in the period of resolution. Although the timing of the resolution of income tax examinations is highly uncertain, it is reasonably possible that settlements, payments and new information in the next 12 months related to certain federal, foreign and state tax issues may result in changes to our uncertain tax positions, including issues involving taxation of international operations and other matters. We believe that such reasonably possible changes within the next 12 months may reduce the balance of unrecognized tax benefits by an amount up to $30 million.
Discontinued Operations
In the first quarter of fiscal year 2015, the Company entered into a definitive agreement to divest arcserve. In the fourth quarter of fiscal year 2014, the Company entered into a definitive agreement to divest its CA ERwin Data Modeling solution assets (ERwin). The results of discontinued operations for the first quarter of fiscal 2015 and fiscal 2014 included revenue of $31 million and $33 million, respectively, and income from operations, net of taxes, of $5 million and $5 million, respectively.
We expect to close the sale of each of arcserve and ERwin during fiscal 2015.
Refer to Note B, “Divestitures,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
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
Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; certain foreign exchange derivative hedging gains and losses; costs associated with the Fiscal 2014 Plan; and other miscellaneous costs. We consider all costs of internally developed software as segment expense in the period the costs are incurred, and as a result, we will add back capitalized internal software costs and exclude amortization of internally developed software costs previously capitalized from segment expenses.
Segment financial information for the first quarter of fiscal 2015 and fiscal 2014 was as follows:

Mainframe Solutions	First Quarter Fiscal 2015 (1)	First Quarter Fiscal 2014 (1)
	(dollars in millions)
Revenue	$614	$619
Expenses	235	243
Segment profit	$379	$376
Segment operating margin	62%	61%

(1)	Information presented excludes the results of our discontinued operations.
For the first quarter of fiscal 2015, Mainframe Solutions revenue decreased slightly compared with the year-ago period primarily due to the decrease in prior period new product and mainframe solutions capacity sales. The increase in operating margin for the first quarter of fiscal 2015 compared with the year-ago period was primarily a result of the timing of selling and marketing expenses and overall decrease in personnel-related cost.

Enterprise Solutions	First Quarter Fiscal 2015 (1)	First Quarter Fiscal 2014 (1)
	(dollars in millions)
Revenue	$368	$378
Expenses	325	351
Segment profit	$43	$27
Segment operating margin	12%	7%

(1)	Information presented excludes the results of our discontinued operations.

Enterprise Solutions revenue for the first quarter of fiscal 2015 decreased compared with the year-ago period primarily due to a decrease in new product sales in the prior fiscal year. This decline in prior year new product sales was primarily due to a decrease in sales of certain mature product lines, partially offset by an increase in sales of recently acquired products. Enterprise Solutions operating margin for the first quarter of fiscal 2015 increased compared with the year-ago period as a result of the timing of selling and marketing expenses and an overall decrease in personnel-related costs.

Services	First Quarter Fiscal 2015	First Quarter Fiscal 2014
	(dollars in millions)
Revenue	$87	$98
Expenses	82	90
Segment profit	$5	$8
Segment operating margin	6%	8%
Services revenue for the first quarter of fiscal 2015 decreased compared with the first quarter of fiscal 2014 primarily as a result of a decrease in the size and number of professional services engagements during the first quarter of fiscal 2015, including non-core engagements with government customers that are not directly related to our software product sales. In addition, the decrease was also attributable to the timing of the revenue recognition for some engagements that were associated with product sales for which the revenue will be recognized on a ratable basis. We currently expect the percentage decline in services revenue to be greater than the percentage decline in total revenue for fiscal 2015 compared with fiscal 2014. This decline is primarily a result of the decrease in non-core professional services engagements with government customers that are not directly related to our software product sales. We are also refocusing on professional services engagements that drive new product sales. In addition, for the long-term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements. Operating margin for our Services segment decreased to 6% in the first quarter of fiscal 2015 compared with 8% in the first quarter of fiscal 2014 as a result of lower utilization rates for services personnel due to the decrease in the number of professional services engagements.
Refer to Note O, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Bookings
Total Bookings
For the first quarter of fiscal 2015 and 2014, total bookings were $724 million and $796 million, respectively. The decrease in bookings was primarily due to a year-over-year decrease in professional services bookings of $48 million, which was due to a decrease in the size and number of professional services engagements during the first quarter of fiscal 2015, including non-core engagements with government customers that are not directly related to our software product sales. Additionally, professional services bookings in the first quarter of fiscal 2014 were positively affected by several large engagements. To a lesser extent, there was also a decrease in subscription and maintenance bookings primarily due to a decrease in renewals.
Total renewals decreased from the year-ago-period by a mid-single-digit percentage, as a result of the decrease in mainframe solutions renewals, which was partially offset by an increase in enterprise solutions renewals.
Total new product sales, a subset of our total bookings, for the first quarter of fiscal 2015 was consistent with the first quarter of fiscal 2014.
Mainframe solutions capacity and new product sales growth can be inconsistent on both a quarterly and annual basis. We believe the period-over-period change in mainframe solutions new sales and capacity combined is a more appropriate measure of performance. Starting this quarter, we will provide only total mainframe solutions new sales information, which will include mainframe solutions capacity. For the first quarter of fiscal 2015, mainframe solutions new sales were down in the high-single-digit percentage range. The decrease in mainframe solutions new sales was primarily due to the composition of the renewal portfolio being more heavily weighted to enterprise solutions renewals in the quarter. Overall, we expect our mainframe solutions revenue to perform in line with the mainframe market. Enterprise solutions new product sales increased by a mid-single-digit percentage as a result of new sales in connection with renewals within our Platinum customer accounts and good sales execution in the Europe, Middle East and Africa region during the first quarter of fiscal 2015. New sales associated with renewals with our Platinum customer accounts performed well. We believe we need to increase our sales outside renewals with our Named and partner customer segments. We currently expect these customer segments to make a more significant contribution to total new product and mainframe solutions capacity sales in the second half of fiscal 2015.
Total new product sales increased in the United States and Asia Pacific Japan region, offset by a decrease in the Europe, Middle East and Africa and Latin America regions.

Total bookings in the first quarter of fiscal 2015 compared with the year-ago period decreased in all regions except the United States. The increase in total bookings in the United States was primarily as a result of a contract renewal with a large financial services company.
Generally, quarters with smaller renewal inventories result in a lower level of bookings both because renewal bookings will be lower and, to a lesser extent, because renewals also remain an important opportunity for new product sales.
Subscription and Maintenance Bookings
For the first quarter of fiscal 2015 and fiscal 2014, subscription and maintenance bookings were $603 million and $617 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to a decrease in our renewals.
During the first quarter of fiscal 2015, we executed a total of eight license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $330 million. During the first quarter of fiscal 2014, we executed a total of nine license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $323 million. Renewal bookings, as we report them, do not include new product and capacity sales and professional services arrangements. For the first quarter of fiscal 2015 renewal bookings decreased by a mid-single-digit percentage compared with the first quarter of fiscal 2014.
Mainframe solutions renewals decreased year-over-year. The decrease was partially offset by an increase in enterprise solutions renewals primarily due to the composition of our renewal portfolio. Renewals can close before their scheduled renewal date for a number of reasons, including customer preference, customer needs for additional products or capacity, or our preference. The level of contracts closed prior to scheduled expiration dates and the reasons for such closings can vary from quarter to quarter. For the first quarter of fiscal 2015, our percentage renewal yield was in the low 90 percent range. We expect our fiscal 2015 renewal portfolio to decline by a high-single-digit percentage compared with fiscal 2014. Excluding the impact from a contract renewal with a large system integrator which occurred during the third quarter of fiscal 2014, we expect the value of our fiscal 2015 renewal portfolio to be consistent with the value of our fiscal 2014 renewal portfolio. For the second quarter of fiscal 2015, we expect renewals to decline compared with the second quarter of fiscal 2014 and as a result, we expect lower new product and capacity sales in connection with renewals.
Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. For the first quarter of fiscal 2015, annualized subscription and maintenance bookings decreased from $199 million in the prior year period to $168 million. The decrease in annualized subscription and maintenance bookings was primarily a result of the lower level of renewal bookings and an increase in the weighted average duration in years for contacts executed during the first quarter of fiscal 2015 compared with the first quarter of 2014. The weighted average subscription and maintenance license agreement duration in years increased from 3.10 in the first quarter of fiscal 2014 to 3.60 in the first quarter of fiscal 2015. This increase was primarily attributable to the aforementioned contract renewal with a large financial services company.
Although each contract is subject to terms negotiated by the respective parties, we do not expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 67% held in our subsidiaries outside the United States at June 30, 2014. Cash and cash equivalents totaled $3,255 million at June 30, 2014, representing an increase of $3 million from the March 31, 2014 balance of $3,252 million. During the first quarter of fiscal 2015, there was a $1 million favorable translation effect from foreign currency exchange rates on cash held outside the United States in currencies other than the U.S. dollar.
Although 67% of our cash and cash equivalents is held by foreign subsidiaries, we currently neither intend nor expect a need to repatriate these funds to the United States in the foreseeable future. We expect existing domestic cash, cash equivalents and cash flows from operations to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding for capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding for capital expenditures, acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter.

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
For the first quarter of fiscal 2015, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $68 million, of which $8 million was billed in the fourth quarter of fiscal 2014. For the first quarter of fiscal 2014, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $53 million, of which $21 million was billed in the fourth quarter of fiscal 2013.
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

(in millions)	June 30, 2014 (1)	March 31, 2014 (1)	June 30, 2013 (1)
Billings backlog:
Amounts to be billed – current	$2,031	$1,983	$2,097
Amounts to be billed – noncurrent	2,289	2,365	2,146
Total billings backlog	$4,320	$4,348	$4,243

Revenue backlog:
Revenue to be recognized within the next 12 months – current	$3,402	$3,500	$3,371
Revenue to be recognized beyond the next 12 months – noncurrent	3,928	4,139	3,924
Total revenue backlog	$7,330	$7,639	$7,295

Deferred revenue (billed or collected)	$3,010	$3,291	$3,052
Total billings backlog	4,320	4,348	4,243
Total revenue backlog	$7,330	$7,639	$7,295

(1)	Information presented excludes the results of our discontinued operations.
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

(in millions)	June 30, 2014 (1)	March 31, 2014 (1)	June 30, 2013 (1)
Expected future cash collections:
Total billings backlog	$4,320	$4,348	$4,243
Trade accounts receivable, net	553	800	537
Total expected future cash collections	$4,873	$5,148	$4,780

(1)	Information presented excludes the results of our discontinued operations.
The increase in billings backlog at June 30, 2014 compared with June 30, 2013 was primarily a result of a favorable effect of foreign exchange. Billings backlog at June 30, 2014 was generally consistent with the billings backlog amount at March 31, 2014.
The increase in expected future cash collections at June 30, 2014 compared with June 30, 2013 was primarily driven by an increase in billings backlog, as described above. The decrease in expected future cash collections at June 30, 2014 compared with March 31, 2014 was primarily driven by a decrease in trade accounts receivable.
Total revenue backlog at June 30, 2014 was generally consistent with the total revenue backlog at June 30, 2013. Excluding the favorable effect of foreign exchange, total revenue backlog would have decreased 1% at June 30, 2014. Total revenue backlog at June 30, 2014 decreased compared with March 31, 2014, as a result of a typical decrease in first quarter bookings compared with fourth quarter bookings.
Revenue to be recognized in the next 12 months increased by 1% at June 30, 2014 compared with June 30, 2013. Excluding the favorable effect of foreign exchange, revenue to be recognized in the next 12 months would have decreased slightly.
Revenue to be recognized in the next 12 months decreased by 3% at June 30, 2014 compared with March 31, 2014. This decrease was a result of the factors described above.
We expect the current portion of revenue backlog to show improvement by the fourth quarter of fiscal 2015, excluding the effect of foreign exchange.
Generally, we believe that a change in the current portion of revenue backlog on a year-over-year basis is an indicator of future subscription and maintenance revenue performance due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.

Net Cash Provided by Operating Activities - Continuing Operations

	First Quarter of Fiscal		Change
	2015 (1)	2014 (1)	2015 / 2014
	(in millions)
Cash collections from billings (2)	$1,088	$1,132	$(44)
Vendor disbursements and payroll (2)	(833)	(878)	45
Income tax payments, net	(30)	(195)	165
Other disbursements, net (3)	(59)	(56)	(3)
Net cash provided by operating activities - continuing operations	$166	$3	$163

(1)	Information presented excludes the results of our discontinued operations.

(2)	Amounts include value added taxes and sales taxes.

(3)
For the first quarter of fiscal 2015, amount includes $30 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For the first quarter of fiscal 2014, amount includes $20 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans, and miscellaneous receipts and disbursements.

First Quarter Comparison Fiscal 2015 Versus Fiscal 2014
Operating Activities:
Net cash provided by operating activities from continuing operations for the first quarter of fiscal 2015 was $166 million, representing an increase of $163 million compared with the first quarter of fiscal 2014. Net cash provided by operating activities from continuing operations was favorably affected by a decrease in income tax payments of $165 million and a decrease in vendor disbursements and payroll of $45 million. These favorable effects were partially offset by a decrease in cash collections of $44 million and an increase in payments associated with the Fiscal 2014 Plan of $10 million.
Product development and enhancements expenses are expected to increase in future periods compared with the year-ago period as the amount of capitalized software development costs decreases (see “Amortization of Capitalized Software Costs” above). This resulted in additional operating cash outflows for the first quarter of fiscal 2015 and we expect that this will continue to have an unfavorable effect on operating cash flows for the remainder of fiscal 2015.
Investing Activities:
Net cash used in investing activities from continuing operations for the first quarter of fiscal 2015 was $32 million compared with net cash provided by investing activities from continuing operations of $24 million for the first quarter of fiscal 2014. The change in net investing activities was primarily due to the maturities of short-term investments during the first quarter of fiscal 2014 of $184 million, offset by a decrease in cash paid for acquisitions and purchased software of $111 million and a decrease in capitalized software development costs of $25 million. The year-over-year change in our investment amounts is a result of a change in the allocation of our investment portfolio, which reduced our investments in instruments with maturities greater than 90 days.
Financing Activities:
Net cash used in financing activities from continuing operations for the first quarter of fiscal 2015 was $140 million compared with $138 million for the first quarter of fiscal 2014. The increase in net cash used in financing activities was primarily due to the decrease in proceeds from the exercise of common stock options of $16 million, offset by an increase in net borrowings from our notional pooling arrangement of $9 million and a decrease in dividends paid of $3 million.

Debt Obligations
As of June 30, 2014 and March 31, 2014, our debt obligations consisted of the following:

	June 30, 2014	March 31, 2014
	(in millions)
Revolving credit facility due June 2018	$—	$—
5.375% Senior Notes due December 2019	750	750
6.125% Senior Notes due December 2014, net of unamortized premium from fair value hedge of $5 and $8	505	508
2.875% Senior Notes due August 2018	250	250
4.500% Senior Notes due August 2023	250	250
Other indebtedness, primarily capital leases	19	13
Unamortized discount for Notes	(5)	(5)
Total debt outstanding	$1,769	$1,766
Less the current portion	(515)	(514)
Total long-term debt portion	$1,254	$1,252
Other Indebtedness
We have available an unsecured and uncommitted multi-currency line of credit to meet short-term working capital needs for our subsidiaries operating outside the United States. We use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At both June 30, 2014 and March 31, 2014, $49 million of this line of credit was pledged in support of bank guarantees and other local credit lines. At June 30, 2014, none of these arrangements were drawn down by third parties. At March 31, 2014, less than $1 million of these arrangements were drawn down by third parties.
We use a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, we and our participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. The activity under this cash pooling arrangement for the three months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014	2013
	(in millions)
Total borrowings outstanding at beginning of period (1)	$139	$136
Borrowings	1,334	725
Repayments	(1,323)	(723)
Foreign currency exchange effect	(10)	—
Total borrowings outstanding at end of period (1)	$140	$138

(1)	Included in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheets.
For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2014 Form 10-K.
Effect of Exchange Rate Changes
There was a $1 million favorable impact to our cash balances in the first quarter of fiscal 2015 predominantly due to the weakening of the U.S. dollar against the British pound sterling (3%), the Brazilian real (3%), Israeli shekel (2%), the Australian dollar (2%) and the Japanese yen (2%), offset by the strengthening of the U.S. dollar against the Norwegian krone (2%) and the euro (1%).
There was a $29 million unfavorable impact to our cash balances in the first quarter of fiscal 2014 predominantly due to the strengthening of the U.S. dollar against the Australian dollar (12%), the Brazilian real (9%) and the Japanese yen (5%), offset by the weakening of the U.S. dollar against the euro (1%).

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2014 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At June 30, 2014, there was no material change to this information.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early application is not permitted. ASU 2014-09 is effective for our first quarter of fiscal year 2018 using either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. ASU 2014-09 is expected to have a significant impact on our revenue recognition policies and disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations, interest rate changes and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our financial risk management strategy or our portfolio management strategy, which is described in our 2014 Form 10-K, subsequent to March 31, 2014.

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

Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2014 Form 10-K. We believe that as of June 30, 2014, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the first quarter of fiscal 2015:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
April 1, 2014 - April 30, 2014	—	$—	—	$1,000,000
May 1, 2014 - May 31, 2014	—	$—	—	$1,000,000
June 1, 2014 - June 30, 2014	1,737	$28.79	1,737	$950,000
Total	1,737		1,737
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
During the first quarter of fiscal 2015, we repurchased 1.7 million shares of our common stock for $50 million. At June 30, 2014, we remained authorized to purchase $950 million of our common stock under the current stock repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation.	8-K	3.3	3/9/06
3.2	By-Laws of the Company, as amended.	8-K	3.1	2/28/07
10.1*	Schedules A, B, and C (as amended effective May 13, 2014) to CA, Inc. Change in Control Severance Policy.	8-K	10.1	5/14/14
10.2*	Letter dated June 14, 2013 from the Company to Lauren P. Flaherty regarding terms of employment.				X
10.3*	Final Release and Indemnity dated June 16, 2014 between the Company and Peter JL Griffiths.				X
10.4*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Executive Officer Restricted Stock Awards.				X
10.5*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Units.				X
10.6*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards.				X
10.7*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options.				X
10.8*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options (Canadian employees).				X
12	Statement of Ratios of Earnings to Fixed Charges.				X
15	Accountants’ acknowledgment letter.				X
31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
32†	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):				X
(i) Condensed Consolidated Balance Sheets - June 30, 2014 (Unaudited) and March 31, 2014.
(ii) Unaudited Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2014 and 2013.
(iii) Unaudited Condensed Consolidated Statements of Comprehensive Income - Three Months Ended June 30, 2014 and 2013.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30, 2014 and 2013.
(v) Notes to Condensed Consolidated Financial Statements - June 30, 2014.

*	Management contract or compensatory plan or arrangement.

†	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.

By:	/s/ Michael P. Gregoire
Michael P. Gregoire
Chief Executive Officer

By:	/s/ Richard J. Beckert
Richard J. Beckert
Executive Vice President and Chief Financial Officer
Dated: July 24, 2014