Form 10-Q
period 2014-09-30
CA, INC.
filed 2014-10-23
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

(Check one:)
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of October 16, 2014
par value $0.10 per share	444,906,148

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of September 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six-month periods ended September 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
New York, New York
October 23, 2014

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	September 30, 2014	March 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,193	$3,252
Trade accounts receivable, net	511	800
Deferred income taxes	328	315
Other current assets	199	192
Total current assets	$4,231	$4,559
Property and equipment, net of accumulated depreciation of $845 and $828, respectively	$278	$295
Goodwill	5,811	5,922
Capitalized software and other intangible assets, net	869	1,063
Deferred income taxes	67	59
Other noncurrent assets, net	116	118
Total assets	$11,372	$12,016
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$510	$514
Accounts payable	111	129
Accrued salaries, wages and commissions	190	275
Accrued expenses and other current liabilities	429	510
Deferred revenue (billed or collected)	1,957	2,419
Taxes payable, other than income taxes payable	32	66
Federal, state and foreign income taxes payable	55	—
Deferred income taxes	6	9
Total current liabilities	$3,290	$3,922
Long-term debt, net of current portion	$1,253	$1,252
Federal, state and foreign income taxes payable	155	182
Deferred income taxes	45	67
Deferred revenue (billed or collected)	779	872
Other noncurrent liabilities	107	151
Total liabilities	$5,629	$6,446
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 440,334,597 and 438,740,478 shares outstanding, respectively	59	59
Additional paid-in capital	3,588	3,610
Retained earnings	6,069	5,818
Accumulated other comprehensive loss	(255)	(171)
Treasury stock, at cost, 149,360,484 and 150,954,603 shares, respectively	(3,718)	(3,746)
Total stockholders’ equity	$5,743	$5,570
Total liabilities and stockholders’ equity	$11,372	$12,016
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Subscription and maintenance	$908	$922	$1,817	$1,844
Professional services	91	97	178	195
Software fees and other	80	86	153	161
Total revenue	$1,079	$1,105	$2,148	$2,200
Expenses:
Costs of licensing and maintenance	$71	$71	$143	$139
Cost of professional services	88	88	169	176
Amortization of capitalized software costs	75	69	142	135
Selling and marketing	253	248	499	517
General and administrative	87	91	179	182
Product development and enhancements	150	142	300	274
Depreciation and amortization of other intangible assets	34	37	68	73
Other expenses, net	1	14	15	140
Total expenses before interest and income taxes	$759	$760	$1,515	$1,636
Income from continuing operations before interest and income taxes	$320	$345	$633	$564
Interest expense, net	12	13	26	24
Income from continuing operations before income taxes	$308	$332	$607	$540
Income tax expense (benefit)	73	101	160	(21)
Income from continuing operations	$235	$231	$447	$561
Income from discontinued operations, net of income taxes	$21	$9	$26	$14
Net income	$256	$240	$473	$575

Basic income per common share:
Income from continuing operations	$0.53	$0.51	$1.01	$1.24
Income from discontinued operations	0.05	0.02	0.06	0.03
Net income	$0.58	$0.53	$1.07	$1.27
Basic weighted average shares used in computation	440	448	440	449

Diluted income per common share:
Income from continuing operations	$0.53	$0.51	$1.00	$1.23
Income from discontinued operations	0.05	0.02	0.06	0.03
Net income	$0.58	$0.53	$1.06	$1.26
Diluted weighted average shares used in computation	441	450	441	450
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
Net income	$256	$240	$473	$575
Other comprehensive (loss) income:
Foreign currency translation adjustments	(94)	23	(84)	(20)
Total other comprehensive (loss) income	$(94)	$23	$(84)	$(20)
Comprehensive income	$162	$263	$389	$555
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Six Months Ended September 30,
	2014	2013
Operating activities from continuing operations:
Net income	$473	$575
Income from discontinued operations	(26)	(14)
Income from continuing operations	$447	$561
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	210	208
Deferred income taxes	(49)	(59)
Provision for bad debts	1	5
Share-based compensation expense	42	40
Asset impairments and other non-cash items	—	4
Foreign currency transaction losses	3	2
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	263	259
Decrease in deferred revenue	(497)	(580)
Decrease in taxes payable, net	(42)	(270)
(Decrease) increase in accounts payable, accrued expenses and other	(22)	12
Decrease in accrued salaries, wages and commissions	(79)	(71)
Changes in other operating assets and liabilities	(45)	(35)
Net cash provided by operating activities - continuing operations	$232	$76
Investing activities from continuing operations:
Acquisitions of businesses, net of cash acquired, and purchased software	$(12)	$(125)
Purchases of property and equipment	(34)	(35)
Capitalized software development costs	—	(35)
Purchases of short-term investments	—	(9)
Maturities of short-term investments	—	184
Net cash used in investing activities - continuing operations	$(46)	$(20)
Financing activities from continuing operations:
Dividends paid	$(222)	$(228)
Purchases of common stock	(50)	(200)
Notional pooling borrowings	2,703	1,609
Notional pooling repayments	(2,647)	(1,639)
Debt borrowings	—	498
Debt repayments	(5)	(8)
Debt issuance costs	—	(4)
Exercise of common stock options and other	14	55
Net cash (used in) provided by financing activities - continuing operations	$(207)	$83
Effect of exchange rate changes on cash	$(185)	$36
Net change in cash and cash equivalents - continuing operations	$(206)	$175
Cash (used in) provided by operating activities - discontinued operations	$(23)	$22
Cash provided by investing activities - discontinued operations	170	—
Net effect of discontinued operations on cash and cash equivalents	$147	$22
(Decrease) increase in cash and cash equivalents	$(59)	$197
Cash and cash equivalents at beginning of period	$3,252	$2,593
Cash and cash equivalents at end of period	$3,193	$2,790
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
Operating results for the three and six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.
Divestitures: In the second quarter of fiscal year 2015, the Company sold its CA arcserve data protection solution assets (arcserve). In the fourth quarter of fiscal year 2014, the Company identified its CA ERwin Data Modeling solution assets (ERwin) as available for sale. The results of operations associated with these businesses have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. The effects of the discontinued operations were immaterial to the Company’s Condensed Consolidated Balance Sheets at September 30, 2014 and March 31, 2014. See Note B, “Divestitures,” for additional information.
Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 63% being held by the Company’s foreign subsidiaries outside the United States at September 30, 2014.
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
New Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early application is not permitted. ASU 2014-09 is effective for the Company in its first quarter of fiscal year 2018 using either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. ASU 2014-09 is expected to have a significant impact on the Company’s revenue recognition policies and disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – DIVESTITURES
In July 2014, the Company sold arcserve for approximately $170 million and recognized a gain on disposal of approximately $19 million, including tax expense of approximately $77 million. The effective tax rate on the disposal was adversely affected by non-deductible goodwill of $109 million. In the fourth quarter of fiscal year 2014, the Company identified ERwin as available for sale. The divestiture of arcserve and the planned divestiture of ERwin result from an effort to rationalize the Company’s product portfolio within the Enterprise Solutions segment.
The income from discontinued operations relating to both ERwin and the sale of arcserve for the three and six months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended September 30,
(in millions)	2014	2013
Subscription and maintenance	$10	$23
Software fees and other	5	12
Total revenue	$15	$35
Income from operations of discontinued components, net of tax expense of $2 million and $5 million, respectively	$2	$9
Gain on disposal of discontinued component, net of tax	19	—
Income from discontinued operations, net of tax	$21	$9

	Six Months Ended September 30,
(in millions)	2014	2013
Subscription and maintenance	$31	$45
Software fees and other	15	23
Total revenue	$46	$68
Income from operations of discontinued components, net of tax expense of $6 million and $9 million, respectively	$7	$14
Gain on disposal of discontinued component, net of tax	19	—
Income from discontinued operations, net of tax	$26	$14

NOTE C – SEVERANCE AND EXIT COSTS
Fiscal Year 2014 Rebalancing Plan: In fiscal year 2014, the Company’s Board of Directors approved and committed to a rebalancing plan (Fiscal 2014 Plan) to better align its business priorities. This included a termination of approximately 1,900 employees and global facility consolidations. Costs associated with the Fiscal 2014 Plan are presented in “Other expenses, net” in the Company’s Condensed Consolidated Statement of Operations. The total amount incurred to date for severance and facility exit costs under the Fiscal 2014 Plan is approximately $170 million and $22 million, respectively. The Company expects total costs of the Fiscal 2014 Plan to be approximately $195 million (including severance costs of approximately $173 million and global facility exit costs of approximately $22 million). Severance and facility consolidation actions under the Fiscal 2014 Plan were substantially completed by the end of fiscal year 2014.
Accrued severance and exit costs and changes in the accruals during the six months ended September 30, 2014 and 2013 were as follows:

(in millions)	Accrued Balance at March 31, 2014	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at September 30, 2014
Severance charges	$55	$21	$(1)	$(43)	$(2)	$30
Facility exit charges	29	—	—	(5)	(1)	23
Total accrued liabilities	$84					$53

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Accrued Balance at March 31, 2013	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at September 30, 2013
Severance charges	$16	$111	$(9)	$(69)	$3	$52
Facility exit charges	23	19	—	(6)	(3)	33
Total accrued liabilities	$39					$85
Balances at September 30, 2014 and 2013 include facility exit accruals of approximately $11 million and $15 million, respectively, for plans and actions prior to fiscal year 2014. Balance at September 30, 2013 included a severance accrual of approximately $7 million for plans and actions prior to the Fiscal 2014 Plan.
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

NOTE D – TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	September 30, 2014	March 31, 2014
	(in millions)
Accounts receivable – billed	$447	$739
Accounts receivable – unbilled	69	61
Other receivables	13	19
Less: Allowances	(18)	(19)
Trade accounts receivable, net	$511	$800

NOTE E – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at September 30, 2014 were as follows:

	At September 30, 2014
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,698	$4,853	$845	$356	$489
Internally developed software products	1,486	794	692	389	303
Other intangible assets	839	491	348	271	77
Total capitalized software and other intangible assets	$8,023	$6,138	$1,885	$1,016	$869

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

Based on the capitalized software and other intangible assets recorded through September 30, 2014, the projected annual amortization expense for fiscal year 2015 and the next four fiscal years is expected to be as follows:

	Year Ended March 31,
	2015	2016	2017	2018	2019
	(in millions)
Purchased software products	$114	$110	$108	$104	$62
Internally developed software products	149	109	79	37	10
Other intangible assets	58	35	8	3	1
Total	$321	$254	$195	$144	$73
In the second quarter of fiscal year 2015, the Company recorded an impairment of $13 million relating to capitalized software and other intangible assets within the Enterprise Solutions segment. This adjustment is a result of the Company’s continued effort to rationalize its product portfolio. The impairment was included in “Amortization of capitalized software costs” in the Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2014. Amortization of capitalized software costs was not included in segment expenses (see Note O, “Segment Information,” for additional information).
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
Goodwill activity by segment for the six months ended September 30, 2014 was as follows:

(in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Balance at March 31, 2014	$4,178	$1,663	$81	$5,922
Divestiture adjustment	—	(109)	—	(109)
Foreign currency translation adjustment	—	(2)	—	(2)
Balance at September 30, 2014	$4,178	$1,552	$81	$5,811

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEFERRED REVENUE
The current and noncurrent components of “Deferred revenue (billed or collected)” at September 30, 2014 and March 31, 2014 were as follows:

	September 30, 2014	March 31, 2014
	(in millions)
Current:
Subscription and maintenance	$1,804	$2,237
Professional services	128	149
Software fees and other	25	33
Total deferred revenue (billed or collected) – current	$1,957	$2,419
Noncurrent:
Subscription and maintenance	$745	$845
Professional services	31	26
Software fees and other	3	1
Total deferred revenue (billed or collected) – noncurrent	$779	$872
Total deferred revenue (billed or collected)	$2,736	$3,291

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
At September 30, 2014, the fair value of these derivatives was an asset of approximately $2 million, which is included in “Other current assets” in the Company’s Condensed Consolidated Balance Sheet.
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
At September 30, 2014, foreign currency contracts outstanding consisted of purchase and sales contracts with a total gross notional value of approximately $961 million and durations of less than six months. The net fair value of these contracts at September 30, 2014 was a net asset of approximately $22 million, of which approximately $25 million is included in “Other current assets” and approximately $3 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Amount of Net Gain Recognized in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)	2014	2013	2014	2013
Interest expense, net – interest rate swaps designated as fair value hedges	$(3)	$(3)	$(6)	$(6)
Other expenses, net – foreign currency contracts	$(17)	$(6)	$(12)	$(15)
The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were in a net asset position at September 30, 2014 and March 31, 2014. The Company posted no collateral at September 30, 2014 or March 31, 2014. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

NOTE H – FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at September 30, 2014 and March 31, 2014:

	At September 30, 2014				At March 31, 2014
	Fair Value Measurement Using Input Types		Estimated Fair Value		Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total		Level 1	Level 2	Total
Assets:
Money market funds	$1,040	$—	$1,040	(1)	$1,277	$—	$1,277	(2)
Foreign exchange derivatives (3)	—	25	25		—	2	2
Interest rate derivatives (3)	—	2	2		—	8	8
Total assets	$1,040	$27	$1,067		$1,277	$10	$1,287
Liabilities:
Foreign exchange derivatives (3)	$—	$3	$3		$—	$1	$1
Total liabilities	$—	$3	$3		$—	$1	$1

(1)
At September 30, 2014, the Company had approximately $1,040 million and less than $1 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheet.

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
At September 30, 2014 and March 31, 2014, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses, and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that were not measured at fair value on a recurring basis at September 30, 2014 and March 31, 2014:

	At September 30, 2014		At March 31, 2014
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,763	$1,859	$1,766	$1,884
Facility exit reserve (2)	$23	$25	$29	$33

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facility exit reserve is determined using the Company’s incremental borrowing rate at September 30, 2014 and March 31, 2014. At September 30, 2014 and March 31, 2014, the facility exit reserve included approximately $9 million and $11 million, respectively, in “Accrued expenses and other current liabilities” and approximately $14 million and $18 million, respectively, in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets (Level 3).

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
In the opinion of the Company’s management based upon information currently available to the Company, while the outcome of these lawsuits, claims and disputes is uncertain, the likely results of these lawsuits, claims and disputes are not expected, either individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the effect could be material to the Company’s results of operations or cash flows for any interim reporting period. For some of these matters, the Company is unable to estimate a range of reasonably possible loss due to the stage of the matter and/or other particular circumstances of the matter. For others, a range of reasonably possible loss can be estimated. For those matters for which such a range can be estimated, the Company estimates that, in the aggregate, the range of reasonably possible loss is from zero to $30 million. This is in addition to amounts, if any, that have been accrued for those matters.
The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company may, from time to time, advance certain attorneys’ fees and expenses incurred by officers and directors in various lawsuits and investigations, as permitted under Delaware law.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – STOCKHOLDERS’ EQUITY
Stock Repurchases: In May 2014, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to acquire up to $1 billion of its common stock. During the six months ended September 30, 2014, the Company repurchased approximately 1.7 million shares of its common stock for approximately $50 million. At September 30, 2014, the Company remained authorized to purchase approximately $950 million of its common stock under its current stock repurchase program.
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheets at September 30, 2014 and March 31, 2014 were approximately $255 million and $171 million, respectively.
Cash Dividends: The Company’s Board of Directors declared the following dividends during the six months ended September 30, 2014 and 2013:
Six Months Ended September 30, 2014:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 15, 2014	$0.25	May 29, 2014	$111	June 17, 2014
July 31, 2014	$0.25	August 21, 2014	$111	September 9, 2014
Six Months Ended September 30, 2013:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 9, 2013	$0.25	May 23, 2013	$114	June 11, 2013
August 1, 2013	$0.25	August 22, 2013	$114	September 10, 2013

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents basic and diluted income from continuing operations per common share information for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Basic income from continuing operations per common share:
Income from continuing operations	$235	$231	$447	$561
Less: Income from continuing operations allocable to participating securities	(2)	(2)	(4)	(6)
Income from continuing operations allocable to common shares	$233	$229	$443	$555
Weighted average common shares outstanding	440	448	440	449
Basic income from continuing operations per common share	$0.53	$0.51	$1.01	$1.24

Diluted income from continuing operations per common share:
Income from continuing operations	$235	$231	$447	$561
Less: Income from continuing operations allocable to participating securities	(2)	(2)	(4)	(6)
Income from continuing operations allocable to common shares	$233	$229	$443	$555
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	440	448	440	449
Weighted average effect of share-based payment awards	1	2	1	1
Denominator in calculation of diluted income per share	441	450	441	450
Diluted income from continuing operations per common share	$0.53	$0.51	$1.00	$1.23
For the three months ended September 30, 2014 and 2013, respectively, approximately 2 million and 2 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 5 million and 5 million for the three months ended September 30, 2014 and 2013, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.
For the six months ended September 30, 2014 and 2013, respectively, approximately 2 million and 2 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 4 million and 5 million for the six months ended September 30, 2014 and 2013, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Costs of licensing and maintenance	$1	$1	$2	$2
Cost of professional services	1	1	2	2
Selling and marketing	8	7	15	14
General and administrative	7	6	13	12
Product development and enhancements	5	5	10	10
Share-based compensation expense before tax	$22	$20	$42	$40
Income tax benefit	(7)	(6)	(13)	(13)
Net share-based compensation expense	$15	$14	$29	$27
The following table summarizes information about unrecognized share-based compensation costs at September 30, 2014:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$7	2.0
Restricted stock units	23	2.2
Restricted stock awards	81	2.2
Performance share units	29	2.8
Total unrecognized share-based compensation costs	$140	2.3
There were no capitalized share-based compensation costs for the three and six months ended September 30, 2014 and 2013.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2014 and 2013, the Company issued stock options for approximately 0.6 million shares and 1.6 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

	Six Months Ended September 30,
	2014	2013
Weighted average fair value	$5.87	$5.19
Dividend yield	3.29%	4.05%
Expected volatility factor (1)	29%	30%
Risk-free interest rate (2)	2.1%	1.5%
Expected life (in years) (3)	6.0	6.0

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

The shares under the 1-year PSU awards for the fiscal year 2014 and 2013 incentive plan years under the Company’s long-term incentive plans were granted in the first six months of fiscal years 2015 and 2014, respectively. The awards vest 34% on the date of grant and 33% on the first and second anniversaries of the grant date. The table below summarizes the RSAs and RSUs granted under these PSUs:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2014	1 year	0.7	$29.91	0.1	$28.92
2013	1 year	0.4	$27.11	0.1	$26.12
Share-based awards were granted under the Company’s fiscal year 2014 and 2013 sales retention equity programs in the first six months of fiscal years 2015 and 2014, respectively. These awards vest on the third anniversary of the grant date. The table below summarizes the RSAs and RSUs granted under these programs:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2014	1 year	0.2	$28.69	0.1	$25.73
2013	1 year	0.2	$27.11	0.1	$24.13

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes all of the RSAs and RSUs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three and six months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Six Months Ended September 30,
	2014		2013		2014	2013
	(shares in millions)
RSAs:
Shares	0.1		—	(1)	3.0	2.7
Weighted average grant date fair value (2)	$28.29		$30.39		$28.95	$27.01
RSUs:
Shares	—	(1)	—	(1)	0.8	0.8
Weighted average grant date fair value (3)	$26.33		$30.13		$26.91	$25.37

(1)	Less than 0.1 million.

(2)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.

(3)
The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the offer period. The ESPP is non-compensatory. For the six-month offer period ended June 30, 2014, the Company issued approximately 0.1 million shares under the ESPP at $27.30 per share. As of September 30, 2014, approximately 29.5 million shares are available for future issuances under the ESPP.

NOTE M – INCOME TAXES
Income tax expense for the three and six months ended September 30, 2014 was approximately $73 million and $160 million, respectively, compared with income tax expense of approximately $101 million for the three months ended September 30, 2013 and an income tax benefit of approximately $21 million for the six months ended September 30, 2013. For the three and six months ended September 30, 2014, the Company recognized a discrete tax benefit of approximately $19 million resulting from the resolutions of uncertain tax positions upon the completion of the examination of the Company's U.S. federal income tax returns for the tax years ended March 31, 2011 and 2012. For the six months ended September 30, 2013, the Company recognized a net discrete tax benefit of approximately $179 million, resulting primarily from the resolutions of uncertain tax positions upon the completion of the examination of the Company’s U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007. The examinations of the Company’s U.S. federal income tax returns have been concluded through the fiscal year ended March 31, 2012.
The Company’s estimated annual effective tax rate, which excludes the impact of discrete items, for the six months ended September 30, 2014 and 2013 was 29.2% and 29.2%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal year 2015, which are not considered in the Company’s estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company’s consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal year 2015 and the Company is anticipating a fiscal year 2015 effective tax rate of approximately 30%.

NOTE N – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
For the six months ended September 30, 2014 and 2013, interest payments, net were approximately $40 million and $31 million, respectively, and income taxes paid, net were approximately $181 million and $246 million, respectively. For the six months ended September 30, 2014 and 2013, the excess tax benefits from share-based incentive awards included in financing activities from continuing operations were approximately $3 million and $3 million, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-cash financing activities for the six months ended September 30, 2014 and 2013 consisted of treasury common shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $42 million (net of approximately $27 million of income taxes withheld) and $46 million (net of approximately $27 million of income taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $26 million and $28 million, respectively. Non-cash financing activities for the six months ended September 30, 2014 and 2013 included approximately $3 million and $2 million, respectively, in treasury common shares issued in connection with the Company’s Employee Stock Purchase Plan.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The activity under this cash pooling arrangement for the six months ended September 30, 2014 and 2013 was as follows:

	Six Months Ended September 30,
	2014	2013
	(in millions)
Total borrowings outstanding at beginning of period (1)	$139	$136
Borrowings	2,703	1,609
Repayments	(2,647)	(1,639)
Foreign currency exchange effect	(56)	20
Total borrowings outstanding at end of period (1)	$139	$126

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

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
Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; certain foreign exchange derivative hedging gains and losses; costs associated with the Company’s Fiscal 2014 Plan; and other miscellaneous costs. The Company considers all costs of internally developed software as segment expense in the period the costs are incurred and as a result, the Company will add back capitalized internal software costs and exclude amortization of internally developed software costs previously capitalized from segment expenses. A measure of segment assets is not currently provided to the Company’s Chief Executive Officer and has therefore not been disclosed.
The Company’s segment information for the three and six months ended September 30, 2014 and 2013 was as follows:

Three Months Ended September 30, 2014	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$610	$378	$91	$1,079
Expenses	234	327	89	650
Segment profit	$376	$51	$2	$429
Segment operating margin	62%	13%	2%	40%
Depreciation	$11	$7	$—	$18

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended September 30, 2014:

(in millions)
Segment profit	$429
Less:
Purchased software amortization	31
Other intangibles amortization	16
Software development costs capitalized	—
Internally developed software products amortization	44
Share-based compensation expense	22
Other expenses, net (1)	(4)
Interest expense, net	12
Income from continuing operations before income taxes	$308

(1)	Other expenses, net consists of approximately $12 million of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Six Months Ended September 30, 2014	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,224	$746	$178	$2,148
Expenses	469	652	171	1,292
Segment profit	$755	$94	$7	$856
Segment operating margin	62%	13%	4%	40%
Depreciation	$23	$14	$—	$37
Reconciliation of segment profit to income from continuing operations before income taxes for the six months ended September 30, 2014:

(in millions)
Segment profit	$856
Less:
Purchased software amortization	59
Other intangibles amortization	31
Software development costs capitalized	—
Internally developed software products amortization	83
Share-based compensation expense	42
Other expenses, net (1)	8
Interest expense, net	26
Income from continuing operations before income taxes	$607

(1)	Other expenses, net consists of approximately $21 million of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2013	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$624	$384	$97	$1,105
Expenses	232	337	88	657
Segment profit	$392	$47	$9	$448
Segment operating margin	63%	12%	9%	41%
Depreciation	$13	$9	$—	$22
Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended September 30, 2013:

(in millions)
Segment profit	$448
Less:
Purchased software amortization	31
Other intangibles amortization	15
Software development costs capitalized	(8)
Internally developed software products amortization	38
Share-based compensation expense	20
Other expenses, net (1)	7
Interest expense, net	13
Income from continuing operations before income taxes	$332

(1)	Other expenses, net consists of approximately $2 million of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Six Months Ended September 30, 2013	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,243	$762	$195	$2,200
Expenses	475	688	178	1,341
Segment profit	$768	$74	$17	$859
Segment operating margin	62%	10%	9%	39%
Depreciation	$27	$17	$—	$44
Reconciliation of segment profit to income from continuing operations before income taxes for the six months ended September 30, 2013:

(in millions)
Segment profit	$859
Less:
Purchased software amortization	59
Other intangibles amortization	29
Software development costs capitalized	(31)
Internally developed software products amortization	76
Share-based compensation expense	40
Other expenses, net (1)	122
Interest expense, net	24
Income from continuing operations before income taxes	$540

(1)	Other expenses, net consists of approximately $119 million of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
United States	$656	$671	$1,299	$1,328
EMEA (1)	259	267	518	531
Other	164	167	331	341
Total revenue	$1,079	$1,105	$2,148	$2,200

(1)	Consists of Europe, the Middle East and Africa.

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
A number of important factors could cause actual results or events to differ materially from those indicated by forward-looking statements, including: the ability to achieve success in the Company’s strategy by, among other things, effectively managing the Company’s sales force to enable the Company to maintain and enhance its strong relationships in its traditional customer base and to increase penetration and accelerate growth in customer segments and geographic regions where the Company currently may not have a strong presence or the Company has underserved, enabling the sales force to sell new products, improving the Company’s brand, technology and innovation awareness in the marketplace and ensuring the Company’s set of cloud computing, application development and IT operations (DevOps), Software-as-a-Service, mobile device management and other new offerings address the needs of a rapidly changing market, while not adversely affecting the demand for the Company’s traditional products or its profitability; global economic factors or political events beyond the Company’s control; general economic conditions and credit constraints, or unfavorable economic conditions in a particular region, industry or business sector; the failure to innovate and/or adapt to technological changes and introduce new software products and services in a timely manner; competition in product and service offerings and pricing; the failure to expand partner programs; the ability to retain and attract adequate qualified personnel; the ability of the Company’s products to remain compatible with ever-changing operating environments, platforms or third-party products; the ability to successfully integrate acquired companies and products into the Company’s existing business; the ability to adequately manage, evolve and protect the Company’s information systems, infrastructure and processes; risks associated with sales to government customers; breaches of the Company’s data center, network and software products, and the IT environments of the Company’s vendors and customers; discovery of errors or omissions in the Company’s software products or documentation and potential product liability claims; the failure to protect the Company’s intellectual property rights and source code; events or circumstances that would require the Company to record an impairment charge relating to the Company’s goodwill or capitalized software and other intangible assets balances; access to software licensed from third parties; risks associated with the use of software from open source code sources; third-party claims of intellectual property infringement or royalty payments; fluctuations in the number, terms and duration of the Company’s license agreements as well as the timing of orders from customers and channel partners; the failure to renew large license transactions on a satisfactory basis; potential tax liabilities; changes in market conditions or the Company’s credit ratings; fluctuations in foreign currencies; the failure to effectively execute the Company’s workforce reductions, workforce rebalancing and facilities consolidations; successful and secure outsourcing of various functions to third parties; and other factors described more fully in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from the forward-looking information described in this Form 10-Q as believed, planned, anticipated, expected, estimated, targeted or similarly identified. We do not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. References in this Form 10-Q to fiscal 2015 and fiscal 2014 are to our fiscal years ending on March 31, 2015 and 2014, respectively.

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

EXECUTIVE SUMMARY
In the second quarter, we continued to see traction against our strategic and operational goals, including an increase in our enterprise solutions new product sales for the second consecutive quarter. We also continued to see strong performance in connection with renewals and financial discipline across the business. Lastly, we completed our divestiture of the CA arcserve data protection business (arcserve).
A summary of key results for the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 is as follows:
Revenue:

•
Total revenue declined 2% primarily as a result of a decrease in subscription and maintenance revenue, which was primarily due to a decrease in Mainframe Solutions revenue and, to a lesser extent, a decrease in professional services revenue. The decrease in professional services revenue was primarily due to a decrease in the size and number of professional services engagements during the first quarter of fiscal 2015, including non-core engagements with government customers that are not directly related to our software product sales. We currently expect the percentage decline in professional services revenue to be greater than the percentage decline in total revenue for fiscal 2015 compared with fiscal 2014 as a result of the decline in non-core professional services engagements with government customers as referenced above.

•
As a result of insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals, we continue to expect a year-over-year decrease in total revenue for fiscal 2015 compared with fiscal 2014 due to the high percentage of our revenue that is recognized from license agreements with customers signed in prior periods that are being recognized ratably. Excluding the effect of foreign exchange, we currently expect the year-over-year percentage decline in total revenue for fiscal 2015 compared with fiscal 2014 to be similar to the year-over-year percentage decline in total revenue for fiscal 2014 compared with fiscal 2013.

Bookings:

•
Total bookings decreased 11% primarily due to an expected year-over-year decrease in renewals within subscription and maintenance bookings, partially offset by an increase in professional services bookings.

•
Total renewals decreased by a percentage in the low twenties primarily due to the timing of our renewals. This timing reflects the decrease in the value of contracts generally available for renewal compared with the year-ago period.

•	Total new product sales, a subset of our total bookings, increased by a mid-single-digit percentage.

•
Mainframe solutions new sales decreased by a percentage in the low twenties primarily due to the timing of our renewals and the composition of the renewal portfolio being more heavily weighted to enterprise solutions renewals in the quarter.

•
Enterprise solutions new product sales increased by a percentage in the low teens as a result of increased sales in our Named customer accounts in all regions, and to a lesser extent, increased sales in our Platinum customer accounts.

•
We continue to expect the value of our fiscal 2015 renewal portfolio to decline by a high-single-digit percentage compared with fiscal 2014. Excluding the impact from a contract renewal with a large system integrator that occurred during the third quarter of fiscal 2014, we continue to expect the value of our fiscal 2015 renewal portfolio to be consistent with the value of our fiscal 2014 renewal portfolio. For the third quarter of fiscal 2015, we expect the value of our renewal portfolio to decline, and for the fourth quarter of fiscal 2015, we expect it to increase.

Expenses:

•
Total expenses before interest and income taxes was generally consistent compared with the year-ago period. We expect an increase in selling and marketing expenses in the third quarter of fiscal 2015 as a result of expenses associated with CA World ‘14, which is scheduled to occur in the third quarter of fiscal 2015.

Income taxes:

•
Income tax expense decreased from $101 million to $73 million due to the overall decrease to income from continuing operations before taxes and the recognition of a discrete tax benefit of $19 million resulting from the resolution of uncertain tax positions in the second quarter of fiscal 2015.

•	We expect a fiscal 2015 effective tax rate of 30%.

Diluted income per common share from continuing operations:

•
Diluted income per common share from continuing operations increased to $0.53 from $0.51, primarily due to the increase in income from continuing operations and the decrease in the weighted average shares outstanding compared with the year-ago period.

Segment results:

•
Mainframe Solutions revenue decreased primarily due to insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Operating margin was generally consistent compared with the year-ago period.

•
Enterprise Solutions revenue decreased primarily due to a decrease in revenue that is recognized on an up-front basis in the current period. The decline was primarily due to an increase in the percentage of our Enterprise Solutions new sales sold in connection with renewals compared with the year-ago period. In addition, within Enterprise Solutions there was an unfavorable effect from the decrease in revenue from certain mature product lines, partially offset by an increase in revenue from recently acquired products and sales of newly developed technologies. Enterprise Solutions operating margin was generally consistent compared with the year-ago period.

•
Services revenue decreased primarily as a result of a decrease in the size and number of services engagements during the first quarter of fiscal 2015, including non-core engagements with government customers that are not directly related to our software product sales. We expect the percentage decline in services revenue to be greater than the percentage decline in total revenue for fiscal 2015 compared with fiscal 2014. Operating margin for our Services segment decreased as a result of a number of factors, including the decrease in revenue and lower utilization rates for services personnel due to the decrease in the number of services engagements.

Cash flows from continuing operations:

•
Net cash provided by operating activities from continuing operations decreased $7 million. Net cash provided by operating activities from continuing operations for the second quarter of fiscal 2014 was positively affected by a tax refund of $70 million. Net cash provided by operating activities from continuing operations for the second quarter of fiscal 2015 was positively affected by an increase in cash collections of $97 million. The increase in cash collections was primarily attributable to higher single installment collections of $76 million during the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014.

QUARTERLY UPDATE

•	In July 2014, the Company sold arcserve for $170 million and recognized a gain on disposal of $19 million, including tax expense of $77 million.

PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Second Quarter Comparison Fiscal
	2015 (1)	2014 (1)	Dollar Change	Percentage Change
	(dollars in millions)
Total revenue	$1,079	$1,105	$(26)	(2)%
Income from continuing operations	$235	$231	$4	2%
Net cash provided by operating activities - continuing operations	$66	$73	$(7)	(10)%
Total bookings	$749	$844	$(95)	(11)%
Subscription and maintenance bookings	$571	$695	$(124)	(18)%
Weighted average subscription and maintenance license agreement duration in years	3.10	3.32	(0.22)	(7)%

	First Half Comparison Fiscal
	2015 (1)	2014 (1)	Dollar Change	Percentage Change
	(dollars in millions)
Total revenue	$2,148	$2,200	$(52)	(2)%
Income from continuing operations	$447	$561	$(114)	(20)%
Net cash provided by operating activities - continuing operations	$232	$76	$156	205%
Total bookings	$1,473	$1,640	$(167)	(10)%
Subscription and maintenance bookings	$1,174	$1,312	$(138)	(11)%
Weighted average subscription and maintenance license agreement duration in years	3.22	3.22	—	—%

	September 30, 2014	March 31, 2014	Change From Year End	September 30, 2013	Change From Prior Year Quarter
	(in millions)
Cash, cash equivalents and short-term investments (2)	$3,193	$3,252	$(59)	$2,799	$394
Total debt	$1,763	$1,766	$(3)	$1,779	$(16)
Total expected future cash collections from committed contracts (1) (3)	$4,586	$5,148	$(562)	$4,922	$(336)
Total revenue backlog (1) (3)	$6,811	$7,639	$(828)	$7,153	$(342)
Total current revenue backlog (1) (3)	$3,230	$3,500	$(270)	$3,325	$(95)

(1)	Information presented excludes the results of our discontinued operations.

(2)	At September 30, 2014 and March 31, 2014, short-term investments were less than $1 million, respectively. At September 30, 2013, short-term investments were $9 million.

(3)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts and revenue backlog.
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
As our business strategy has evolved, our management looks within total bookings at renewal bookings, which we define as bookings attributable to the renewable value of a prior contract (i.e., the maintenance value and, in the case of non-perpetual licenses, the license value), and at total new product sales, which we define as sales of mainframe and enterprise solutions products, and mainframe solutions capacity that are new or in addition to products or mainframe solutions capacity previously contracted for by a customer. Mainframe solutions new product sales and capacity growth can be inconsistent on both a quarterly and annual basis. We believe the period-over-period change in mainframe solutions new product sales and capacity combined is a more appropriate measure of performance and, therefore, we provide only total mainframe solutions new sales information, which includes mainframe solutions capacity.
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

Total Revenue Backlog — Total revenue backlog represents the aggregate amount we expect to recognize as revenue in the future as either subscription and maintenance revenue, professional services revenue or software fees and other revenue associated with contractually committed amounts billed or to be billed as of the balance sheet date. Total revenue backlog is composed of amounts recognized as liabilities in our Condensed Consolidated Balance Sheets as deferred revenue (billed or collected) as well as unearned amounts yet to be billed under subscription and maintenance and software fees and other agreements. Classification of amounts as current and noncurrent depends on when such amounts are expected to be earned and, therefore, recognized as revenue. Amounts that are expected to be earned and, therefore, recognized as revenue in 12 months or less are classified as current, while amounts expected to be earned in greater than 12 months are classified as noncurrent. The portion of the total revenue backlog that relates to subscription and maintenance agreements is recognized as revenue evenly on a monthly basis over the duration of the underlying agreements and is reported as subscription and maintenance revenue in our Condensed Consolidated Statements of Operations. Generally, we believe that an increase or decrease in the current portion of revenue backlog on a year-over-year basis is a favorable or unfavorable indicator of future subscription and maintenance revenue performance, respectively, due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.
“Deferred revenue (billed or collected)” is composed of: (i) amounts received from customers in advance of revenue recognition and (ii) amounts billed but not collected for which revenue has not yet been earned.

RESULTS OF OPERATIONS
The following tables present revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the second quarter and first half of fiscal 2015 and fiscal 2014 and the period-over-period dollar and percentage changes for those line items. These comparisons of past results are not necessarily indicative of future results.

	Second Quarter Comparison Fiscal 2015 Versus Fiscal 2014
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2015 (1)	2014 (1)	2015 / 2014	2015 / 2014	2015	2014
	(dollars in millions)
Revenue:
Subscription and maintenance	$908	$922	$(14)	(2)%	84%	83%
Professional services	91	97	(6)	(6)	9	9
Software fees and other	80	86	(6)	(7)	7	8
Total revenue	$1,079	$1,105	$(26)	(2)%	100%	100%
Expenses:
Costs of licensing and maintenance	$71	$71	$—	—%	7%	6%
Cost of professional services	88	88	—	—	8	8
Amortization of capitalized software costs	75	69	6	9	7	6
Selling and marketing	253	248	5	2	23	22
General and administrative	87	91	(4)	(4)	8	8
Product development and enhancements	150	142	8	6	14	13
Depreciation and amortization of other intangible assets	34	37	(3)	(8)	3	3
Other expenses, net	1	14	(13)	(93)	—	1
Total expenses before interest and income taxes	$759	$760	$(1)	—%	70%	69%
Income from continuing operations before interest and income taxes	$320	$345	$(25)	(7)%	30%	31%
Interest expense, net	12	13	(1)	(8)	1	1
Income from continuing operations before income taxes	$308	$332	$(24)	(7)%	29%	30%
Income tax expense	73	101	(28)	(28)	7	9
Income from continuing operations	$235	$231	$4	2%	22%	21%

	First Half Comparison Fiscal 2015 Versus Fiscal 2014
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2015 (1)	2014 (1)	2015 / 2014	2015 / 2014	2015	2014
	(dollars in millions)
Revenue:
Subscription and maintenance	$1,817	$1,844	$(27)	(1)%	85%	84%
Professional services	178	195	(17)	(9)	8	9
Software fees and other	153	161	(8)	(5)	7	7
Total revenue	$2,148	$2,200	$(52)	(2)%	100%	100%
Expenses:
Costs of licensing and maintenance	$143	$139	$4	3%	7%	6%
Cost of professional services	169	176	(7)	(4)	8	8
Amortization of capitalized software costs	142	135	7	5	7	6
Selling and marketing	499	517	(18)	(3)	23	24
General and administrative	179	182	(3)	(2)	8	8
Product development and enhancements	300	274	26	9	14	12
Depreciation and amortization of other intangible assets	68	73	(5)	(7)	3	3
Other expenses, net	15	140	(125)	(89)	1	6
Total expenses before interest and income taxes	$1,515	$1,636	$(121)	(7)%	71%	74%
Income from continuing operations before interest and income taxes	$633	$564	$69	12%	29%	26%
Interest expense, net	26	24	2	8	1	1
Income from continuing operations before income taxes	$607	$540	$67	12%	28%	25%
Income tax expense	160	(21)	181	NM	7	(1)
Income from continuing operations	$447	$561	$(114)	(20)%	21%	26%

(1)	Information presented excludes the results of our discontinued operations.
Note: Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
As more fully described below, the decrease in total revenue in the second quarter and first half of fiscal 2015 compared with the second quarter and first half of fiscal 2014, respectively, was a result of a decrease in subscription and maintenance revenue, which was primarily due to a decrease in Mainframe Solutions revenue and, to a lesser extent, a decrease in professional services revenue. There was also a favorable foreign exchange effect of $5 million and $10 million for the second quarter and first half of fiscal 2015, respectively.
As a result of insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals, we continue to expect a year-over-year decrease in total revenue for fiscal 2015 compared with fiscal 2014 due to the high percentage of our revenue that is recognized from license agreements with customers signed in prior periods that are being recognized ratably. Excluding the effect of foreign exchange, we currently expect the year-over-year percentage decline in total revenue for fiscal 2015 compared with fiscal 2014 to be similar to the year-over-year percentage decline in total revenue for fiscal 2014 compared with fiscal 2013.

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
The decrease in subscription and maintenance revenue for the second quarter and first half of fiscal 2015 compared with the second quarter and first half of fiscal 2014, respectively, was primarily attributable to a decrease in Mainframe Solutions revenue (see “Performance of Segments” below). There was also a favorable foreign exchange effect of $5 million and $10 million for the second quarter and first half of fiscal 2015, respectively.
Professional Services
Professional services revenue primarily includes product implementation, consulting, customer education and customer training. Professional services revenue for the second quarter and first half of fiscal 2015 decreased compared with the second quarter and first half of fiscal 2014, respectively, as a result of a decrease in the size and number of professional services engagements during the first quarter of fiscal 2015, including non-core engagements with government customers that are not directly related to our software product sales. We currently expect the percentage decline in professional services revenue to be greater than the percentage decline in total revenue for fiscal 2015 compared with fiscal 2014. This decline is primarily a result of the decrease in non-core professional services engagements with government customers that are not directly related to our software product sales. We are also refocusing on professional services engagements that drive new product sales. In addition, for the long-term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements.
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
Software fees and other revenue decreased for the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 as a result of a decrease in sales of enterprise solutions products recognized on an up-front basis. The decrease in these sales of enterprise solutions products was primarily due to the increase in the amount of enterprise solutions product sales made in connection with renewal transactions that are recognized ratably within subscription and maintenance revenue. These decreases were partially offset by an increase in revenue from our SaaS offerings. Software fees and other revenue decreased for the first half of fiscal 2015 compared with the first half of fiscal 2014 as a result of a decrease in sales of enterprise solutions products recognized on an up-front basis and a decrease in non re-occurring fees which have been recognized as other revenue.

Total Revenue by Geography
The following tables present the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the second quarter and first half of fiscal 2015 and the second quarter and first half of fiscal 2014.

	Second Quarter Comparison Fiscal 2015 Versus Fiscal 2014
	2015 (1)	Percentage of Total Revenue	2014 (1)	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$656	61%	$671	61%	$(15)	(2)%
International	423	39	434	39	(11)	(3)
Total Revenue	$1,079	100%	$1,105	100%	$(26)	(2)%

	First Half Comparison Fiscal 2015 Versus Fiscal 2014
	2015 (1)	Percentage of Total Revenue	2014 (1)	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$1,299	60%	$1,328	60%	$(29)	(2)%
International	849	40	872	40	(23)	(3)
Total Revenue	$2,148	100%	$2,200	100%	$(52)	(2)%

(1)	Information presented excludes the results of our discontinued operations.
Revenue in the United States decreased for the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 primarily due to a decrease in subscription and maintenance revenue, professional services revenue and software fees and other revenue. International revenue decreased for the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 primarily due to a decrease in subscription and maintenance revenue. Partially offsetting this decrease was an increase in Europe, Middle East and Africa region new product sales for which revenue is recognized on an up-front basis.
Revenue in the United States decreased for the first half of fiscal 2015 compared with the first half of fiscal 2014 primarily due to a decrease in subscription and maintenance revenue, professional services revenue and software fees and other revenue. International revenue decreased for the first half of fiscal 2015 compared with the first half of fiscal 2014 primarily due to a decrease in subscription and maintenance revenue.
Price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.
Expenses
Operating expenses for the second quarter of fiscal 2015 decreased compared with the second quarter of fiscal 2014 primarily as a result of a decrease in general and administrative expenses and other expenses, net, partially offset by an increase in product development and enhancements expenses and an increase in selling and marketing expenses. For the second quarter of fiscal 2015, operating expenses included an impairment of $13 million relating to capitalized software and other intangible assets within the Enterprise Solutions segment.
Operating expenses for the first half of fiscal 2015 decreased compared with the first half of fiscal 2014 primarily as a result of a decrease in costs associated with our Fiscal 2014 Plan. The decrease was also attributable to the timing of selling and marketing expenses and a decrease in personnel-related costs, partially offset by an increase in product development and enhancements expenses. We expect an increase in selling and marketing expenses in the third quarter of fiscal 2015 as a result of expenses associated with CA World ‘14, which is scheduled to occur in the third quarter of fiscal 2015.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. Costs of licensing and maintenance in the second quarter of fiscal 2015 were consistent with the second quarter of fiscal 2014. The increase in costs of licensing and maintenance in the first half of fiscal 2015 compared with the first half of fiscal 2014 was primarily attributable to an increase in cost of goods sold related to our SaaS hosting services and the distribution of enterprise solutions products.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the second quarter of fiscal 2015 was consistent with the second quarter of fiscal 2014. Cost of professional services for the first half of fiscal 2015 decreased compared with the first half of fiscal 2014.

Operating margin for professional services decreased to 3% for the second quarter of fiscal 2015 compared with 9% for the second quarter of fiscal 2014. Operating margin for professional services decreased to 5% for the first half of fiscal 2015 compared with 10% for the first half of fiscal 2014. The decrease in operating margin for professional services was attributable to a number of factors, including the decrease in revenue and lower utilization rates for professional services personnel due to the decrease in the number of professional services engagements.
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
Amortization of capitalized software costs for the second quarter and first half of fiscal 2015 increased compared with the second quarter and first half of fiscal 2014, respectively, as a result of an impairment recorded in the second quarter of fiscal 2015 of $13 million relating to capitalized software and other intangible assets within the Enterprise Solutions segment (see Note E, “Goodwill, Capitalized Software and Other Intangible Assets,” in the Notes to the Condensed Consolidated Financial Statements for additional information). This increase was partially offset by a decrease in amortization expense from capitalized software costs that became fully amortized in recent periods.
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
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. For the second quarter of fiscal 2015, the increase in selling and marketing expenses compared with the second quarter of fiscal 2014 was primarily attributable to a slight increase in commissions resulting from an increase in new sales, as well as an increase in promotion expenses in relation to our marketing efforts.
For the first half of fiscal 2015, the decrease in selling and marketing expenses compared with the first half of fiscal 2014 was primarily due to the unfavorable effect of $15 million in expenses associated with CA World ‘13, our promotional and marketing conference for current and prospective customers, which occurred during the first quarter of fiscal 2014. We expect an increase in selling and marketing expenses in the third quarter of fiscal 2015 as a result of expenses associated with CA World ‘14, which is scheduled to occur in the third quarter of fiscal 2015.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. General and administrative expenses decreased for the second quarter and first half of fiscal 2015 compared with the second quarter and first half of fiscal 2014, respectively, primarily due to lower personnel-related expenses.
Product Development and Enhancements
Product development and enhancements expenses increased in the second quarter of fiscal 2015 compared with the year-ago period primarily due to the decrease in capitalized software development costs in the second quarter of fiscal 2015 of $8 million (see “Amortization of Capitalized Software Costs” above).
Product development and enhancements expenses increased in the first half of fiscal 2015 compared with the year-ago period primarily due to the decrease in capitalized software development costs in the first half of fiscal 2015 of $31 million (see “Amortization of Capitalized Software Costs” above), partially offset by a decrease in personnel-related costs from a reduced headcount as a result of the Fiscal 2014 Plan.
We currently expect a decrease in capitalized development costs in the second half of fiscal 2015, which will have an unfavorable effect on product development and enhancements expenses for the second half of fiscal 2015, but to a lesser extent than the decrease in capitalized development costs in the first half of fiscal 2015 had on product development and enhancements expenses for the first half of fiscal 2015.

Depreciation and Amortization of Other Intangible Assets
For the second quarter and first half of fiscal 2015, depreciation and amortization expense decreased compared with the second quarter and first half of fiscal 2014, respectively, primarily due to a decrease in property and equipment depreciation expense.
Other Expenses, Net
The summary of other expenses, net was as follows:

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014
	(dollars in millions)
Fiscal 2014 Plan	$12	$2
Legal settlements	2	6
Losses (gains) from foreign exchange derivative contracts	(17)	(6)
Losses from foreign exchange rate fluctuations	5	13
Other miscellaneous items	(1)	(1)
Total	$1	$14

	First Half Fiscal 2015	First Half Fiscal 2014
	(dollars in millions)
Fiscal 2014 Plan	$21	$119	(1)
Legal settlements	2	16
Losses (gains) from foreign exchange derivative contracts	(12)	(15)
Losses from foreign exchange rate fluctuations	5	20
Other miscellaneous items	(1)	—
Total	$15	$140

(1)
During the first quarter of fiscal 2015, we reclassified $3 million of severance costs for the first quarter of fiscal 2014 to discontinued operations. Refer to Note B, “Divestitures,” in the Notes to the Condensed Consolidated Financial Statements for additional information.

In fiscal 2014, the Company’s Board of Directors approved and committed to the Fiscal 2014 Plan to better align its business priorities. The Company expects total costs of the Fiscal 2014 Plan to be approximately $195 million. The total cumulative amount incurred to date for severance and facility exit costs under the Fiscal 2014 Plan is $192 million. Refer to Note C, “Severance and Exit Costs,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Interest Expense, Net
Interest expense, net for the second quarter of fiscal 2015 was consistent with the second quarter of fiscal 2014. Interest expense, net for the first half of fiscal 2015 increased compared with the first half of fiscal 2014 as a result of additional interest expense relating to our debt offering that occurred during the second quarter of fiscal 2014. This was partially offset by an increase in interest income from higher cash and cash equivalent balances for the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014.
Income Taxes
Income tax expense for the second quarter and first half of fiscal 2015 was $73 million and $160 million, respectively, compared with income tax expense of $101 million for the second quarter of fiscal 2014 and an income tax benefit of $21 million for the first half of fiscal 2014. For the second quarter and first half of fiscal 2015, we recognized a discrete tax benefit of $19 million resulting from the resolutions of uncertain tax positions upon the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2011 and 2012. For the first half of fiscal 2014, we recognized a net discrete tax benefit of $179 million, resulting primarily from the resolutions of uncertain tax positions upon the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007. The examinations of our U.S. federal income tax returns have been concluded through fiscal 2012.
Our estimated annual effective tax rate, which excludes the impact of discrete items, for the first half of fiscal 2015 and fiscal 2014 was 29.2% and 29.2%, respectively. Legislative changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal 2015, which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal 2015 and we are anticipating a fiscal 2015 effective tax rate of approximately 30%.

Discontinued Operations
In the second quarter of fiscal 2015, we sold arcserve for $170 million and recognized a gain on disposal of $19 million, including tax expense of $77 million. In the fourth quarter of fiscal year 2014, we identified our CA ERwin Data Modeling solution assets (ERwin) as available for sale.
The results of discontinued operations for the second quarter and first half of fiscal 2015 included revenue of $15 million and $46 million, respectively, and income from operations, net of taxes, of $2 million and $7 million, respectively. The results of discontinued operations for the second quarter and first half of fiscal 2014 included revenue of $35 million and $68 million, respectively, and income from operations, net of taxes, of $9 million and $14 million, respectively.
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
Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; certain foreign exchange derivative hedging gains and losses; costs associated with the Fiscal 2014 Plan; and other miscellaneous costs. We consider all costs of internally developed software as segment expenses in the period the costs are incurred, and as a result, we will add back capitalized internal software costs and exclude amortization of internally developed software costs previously capitalized from segment expenses.
Segment financial information for the second quarter and first half of fiscal 2015 and fiscal 2014 was as follows:

Mainframe Solutions	Second Quarter Fiscal 2015 (1)	Second Quarter Fiscal 2014 (1)
	(dollars in millions)
Revenue	$610	$624
Expenses	234	232
Segment profit	$376	$392
Segment operating margin	62%	63%

Mainframe Solutions	First Half Fiscal 2015 (1)	First Half Fiscal 2014 (1)
	(dollars in millions)
Revenue	$1,224	$1,243
Expenses	469	475
Segment profit	$755	$768
Segment operating margin	62%	62%

(1)	Information presented excludes the results of our discontinued operations.
For the second quarter and first half of fiscal 2015, Mainframe Solutions revenue decreased compared with the year-ago period primarily due to insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. There was also a favorable foreign exchange effect of $3 million and $6 million for the second quarter and first half of fiscal 2015, respectively.

Enterprise Solutions	Second Quarter Fiscal 2015 (1)	Second Quarter Fiscal 2014 (1)
	(dollars in millions)
Revenue	$378	$384
Expenses	327	337
Segment profit	$51	$47
Segment operating margin	13%	12%

Enterprise Solutions	First Half Fiscal 2015 (1)	First Half Fiscal 2014 (1)
	(dollars in millions)
Revenue	$746	$762
Expenses	652	688
Segment profit	$94	$74
Segment operating margin	13%	10%

(1)	Information presented excludes the results of our discontinued operations.
Enterprise Solutions revenue for the second quarter of fiscal 2015 decreased compared with the year-ago period primarily due to a decrease in revenue that is recognized on an up-front basis in the current period. This decline was primarily due to an increase in the percentage of our Enterprise Solutions new sales sold in connection with renewals compared with the year-ago period. In addition, within Enterprise Solutions there was an unfavorable effect from the decrease in revenue from certain mature product lines, partially offset by an increase in revenue from recently acquired products and sales of newly developed technologies.
Enterprise Solutions revenue for the first half of fiscal 2015 decreased compared with the year-ago period primarily due to a decrease in revenue that is recognized on an up-front basis in the current period. This decline was primarily due to an increase in the percentage of our Enterprise Solutions new sales sold in connection with renewals compared with the year-ago period. In addition, within Enterprise Solutions there was an unfavorable effect from the decrease in revenue from certain mature product lines, partially offset by an increase in revenue from recently acquired products and sales of newly developed technologies. Enterprise Solutions operating margin for the first half of fiscal 2015 increased compared with the year-ago period as a result of the timing of selling and marketing expenses and an overall decrease in personnel-related costs.

Services	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014
	(dollars in millions)
Revenue	$91	$97
Expenses	89	88
Segment profit	$2	$9
Segment operating margin	2%	9%

Services	First Half Fiscal 2015	First Half Fiscal 2014
	(dollars in millions)
Revenue	$178	$195
Expenses	171	178
Segment profit	$7	$17
Segment operating margin	4%	9%

Services revenue for the second quarter and first half of fiscal 2015 decreased compared with the second quarter and first half of fiscal 2014, respectively, primarily as a result of a decrease in the size and number of services engagements during the first quarter of fiscal 2015, including non-core engagements with government customers that are not directly related to our software product sales. We currently expect the percentage decline in services revenue to be greater than the percentage decline in total revenue for fiscal 2015 compared with fiscal 2014. This decline is primarily a result of the decrease in non-core services engagements with government customers that are not directly related to our software product sales. We are also refocusing on services engagements that drive new product sales. In addition, for the long-term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our services engagements. Operating margin for our Services segment decreased in the second quarter and first half of fiscal 2015 compared with the second quarter and first half of fiscal 2014, respectively, as a result of a number of factors, including the decrease in revenue and lower utilization rates for services personnel due to the decrease in the number of services engagements.
Refer to Note O, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Bookings
Total Bookings
For the second quarter of fiscal 2015 and 2014, total bookings were $749 million and $844 million, respectively. The decrease in bookings was due to an expected year-over-year decrease in renewals within subscription and maintenance bookings, partially offset by an increase in professional services bookings. Total renewals decreased by a percentage in the low twenties primarily due to the timing of our renewals. This timing reflects the decrease in the value of contracts generally available for renewal compared with year-ago period.
Total new product sales, a subset of our total bookings, for the second quarter of fiscal 2015 increased by a mid-single-digit percentage compared with the year-ago period.
Mainframe Solutions new product sales and capacity growth can be inconsistent on both a quarterly and annual basis. We believe the period-over-period change in mainframe solutions new sales and capacity combined is a more appropriate measure of performance and, therefore, we provide only total mainframe solutions new sales information, which includes mainframe solutions capacity. For the second quarter of fiscal 2015, mainframe solutions new sales declined by a percentage in the low twenties. The decrease in mainframe solutions new sales was primarily due to the timing of our renewals and the composition of the renewal portfolio being more heavily weighted to enterprise solutions renewals in the quarter. Enterprise solutions new product sales increased by a percentage in the low teens as a result of increased sales in our Named customer accounts in all regions and, to a lesser extent, increased sales in our Platinum customer accounts in connection with renewals. This increase was primarily due to increases in sales of our Service Virtualization, API Management and APM products.
Total bookings in the second quarter of fiscal 2015 compared with the year-ago period decreased in the Europe, Middle East and Africa and Asia Pacific Japan regions, partially offset by an increase in the United States. The decrease in the Europe, Middle East and Africa and Asia Pacific Japan regions was primarily due to a decrease in the value of contracts generally available for renewal compared with the year-ago period.
Total new product sales increased in the United States, offset by decreases in the Europe, Middle East and Africa, Asia Pacific Japan and Latin America regions.
For the first half of fiscal 2015 and 2014, total bookings were $1,473 million and $1,640 million, respectively. The decrease in bookings was primarily due to a year-over-year decrease in renewals within subscription and maintenance bookings and professional services bookings. Total renewals decreased from the year-ago period by a percentage in the mid-teens primarily due to the timing of our renewals and the composition of our first half renewal portfolio compared with the year-ago period. Professional services bookings decreased primarily due to a decrease in the size and number of professional services engagements during the first quarter of fiscal 2015, including non-core engagements with government customers that are not directly related to our software product sales. Additionally, professional services bookings in the first quarter of fiscal 2014 were positively affected by several large engagements.
Total new product sales, a subset of our total bookings, for the first half of fiscal 2015 increased by a low-single-digit percentage compared with the first half of fiscal 2014. For the first half of fiscal 2015, enterprise solutions new sales increased by a high-single-digit percentage as a result of an increase in sales in our Platinum and Named customer accounts. Sales in our Platinum customer accounts increased in all regions except Latin America. Sales in our Named customer accounts increased in the United States and the Europe, Middle East and Africa region. Currently, we expect enterprise solutions new sales growth for the full year fiscal 2015 to be lower than the enterprise solutions new sales growth we saw in the first half of fiscal 2015 due to an unfavorable second half year-over-year comparison and an increasingly uncertain macro environment.

For the first half of fiscal 2015, mainframe solutions new sales declined by a percentage in the mid-teens. The decrease in mainframe solutions new sales was primarily due to the composition of the renewal portfolio being more heavily weighted to enterprise solutions renewals. Overall, we expect our mainframe solutions revenue to be flat or decrease by a low-single-digit percentage over the medium term, which we believe is in line with the mainframe market.
Total new product sales increased in the United States and Asia Pacific Japan region, offset by a decrease in the Europe, Middle East and Africa and Latin America regions.
Total bookings in the first half of fiscal 2015 compared with the year-ago period decreased in all regions except the United States. The decrease in the Europe, Middle East and Africa and Asia Pacific Japan regions was primarily due to the decrease in the value of contracts generally available for renewal compared with the year-ago period.
Generally, quarters with smaller renewal inventories result in a lower level of bookings both because renewal bookings will be lower and, to a lesser extent, because renewals also remain an important opportunity for new product sales.
Subscription and Maintenance Bookings
For the second quarter of fiscal 2015 and fiscal 2014, subscription and maintenance bookings were $571 million and $695 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to a decrease in our Mainframe Solutions renewals, partially offset by an increase in new product sales that are recognized within subscription and maintenance bookings.
During the second quarter of fiscal 2015, we executed a total of six license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $217 million. During the second quarter of fiscal 2014, we executed a total of 12 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $320 million. Renewal bookings, as we report them, do not include new product and capacity sales and professional services arrangements. For the second quarter of fiscal 2015 renewal bookings decreased by a percentage in the low-twenties compared with the second quarter of fiscal 2014.
Mainframe solutions renewals decreased year-over-year, primarily due to the timing of our renewals and the composition of the renewal portfolio being more heavily weighted to enterprise solutions renewals in the quarter. Renewals can close before their scheduled renewal date for a number of reasons, including customer preference, customer needs for additional products or capacity, or our preference. The level of contracts closed prior to scheduled expiration dates and the reasons for such closings can vary from quarter to quarter. For the second quarter of fiscal 2015, our percentage renewal yield was in the low 90 percent range. We continue to expect the value of our fiscal 2015 renewal portfolio to decline by a high-single-digit percentage compared with fiscal 2014. Excluding the impact from a contract renewal with a large system integrator that occurred during the third quarter of fiscal 2014, we continue to expect the value of our fiscal 2015 renewal portfolio to be consistent with the value of our fiscal 2014 renewal portfolio. For the third quarter of fiscal 2015, we expect the value of our renewal portfolio to decline, while for the fourth quarter of fiscal 2015, we expect it to increase.
For the first half of fiscal 2015 and fiscal 2014, subscription and maintenance bookings were $1,174 million and $1,312 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to a decrease in our Mainframe Solutions renewals, partially offset by an increase in our enterprise solutions renewals and new product sales that are recognized within subscription and maintenance bookings.
Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. For the second quarter of fiscal 2015, annualized subscription and maintenance bookings decreased from $209 million in the prior year period to $184 million. The decrease in annualized subscription and maintenance bookings was primarily a result of the lower level of renewal bookings executed during the second quarter of fiscal 2015 compared with the second quarter of 2014. The weighted average subscription and maintenance license agreement duration in years decreased from 3.32 in the second quarter of fiscal 2014 to 3.10 in the second quarter of fiscal 2015.
Although each contract is subject to terms negotiated by the respective parties, we do not expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 63% held in our subsidiaries outside the United States at September 30, 2014. Cash and cash equivalents totaled $3,193 million at September 30, 2014, representing a decrease of $59 million from the March 31, 2014 balance of $3,252 million. During the first half of fiscal 2015, there was a $185 million unfavorable translation effect from foreign currency exchange rates on cash held outside the United States in currencies other than the U.S. dollar.

Although 63% of our cash and cash equivalents is held by foreign subsidiaries, we currently neither intend nor expect a need to repatriate these funds to the United States in the foreseeable future. We expect existing domestic cash, cash equivalents and cash flows from operations to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding for capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding for capital expenditures, acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter.
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
For the second quarter of fiscal 2015, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $167 million compared with $91 million for the second quarter of fiscal 2014. For the first half of fiscal 2015, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $235 million compared with $144 million for the first half of fiscal 2014.
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

(in millions)	September 30, 2014 (1)	March 31, 2014 (1)	September 30, 2013 (1)
Billings backlog:
Amounts to be billed – current	$1,997	$1,983	$2,095
Amounts to be billed – noncurrent	2,078	2,365	2,239
Total billings backlog	$4,075	$4,348	$4,334

Revenue backlog:
Revenue to be recognized within the next 12 months – current	$3,230	$3,500	$3,325
Revenue to be recognized beyond the next 12 months – noncurrent	3,581	4,139	3,828
Total revenue backlog	$6,811	$7,639	$7,153

Deferred revenue (billed or collected)	$2,736	$3,291	$2,819
Total billings backlog	4,075	4,348	4,334
Total revenue backlog	$6,811	$7,639	$7,153

(1)	Information presented excludes the results of our discontinued operations.
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

(in millions)	September 30, 2014 (1)	March 31, 2014 (1)	September 30, 2013 (1)
Expected future cash collections:
Total billings backlog	$4,075	$4,348	$4,334
Trade accounts receivable, net	511	800	588
Total expected future cash collections	$4,586	$5,148	$4,922

(1)	Information presented excludes the results of our discontinued operations.
The decrease in billings backlog at September 30, 2014 compared with September 30, 2013 was primarily a result of the timing of billings from committed contracts that are scheduled to expire prior to fiscal 2016 and to a lesser extent an unfavorable effect of foreign exchange. The decrease in billings backlog at September 30, 2014 compared with March 31, 2014 was primarily a result of the typical higher level of bookings in the fourth quarter of a fiscal year compared with the second quarter of a fiscal year. Excluding the unfavorable effect of foreign exchange, billings backlog would have decreased 4% at September 30, 2014 compared with September 30, 2013 and would have decreased 4% compared with March 31, 2014.
The decrease in expected future cash collections at September 30, 2014 compared with September 30, 2013 and March 31, 2014 was primarily driven by the decrease in billings backlog, as described above, and a decrease in trade accounts receivable, net.
The decrease in total revenue backlog at September 30, 2014 compared with September 30, 2013 was primarily a result of the unfavorable effect of foreign exchange. The decrease in total revenue backlog at September 30, 2014 compared with March 31, 2014 was primarily a result of the typical higher level of bookings in the fourth quarter of a fiscal year compared with the second quarter of a fiscal year.
Excluding the unfavorable effect of foreign exchange, total revenue backlog would have decreased 3% at September 30, 2014 compared with September 30, 2013 and would have decreased 9% compared with March 31, 2014.
Revenue to be recognized in the next 12 months decreased 3% at September 30, 2014 compared with September 30, 2013. Excluding the unfavorable effect of foreign exchange, revenue to be recognized in the next 12 months would have decreased 1%. Revenue to be recognized in the next 12 months decreased 8% at September 30, 2014 compared with March 31, 2014. Excluding the unfavorable effect of foreign exchange, revenue to be recognized in the next 12 months would have decreased 6%. These decreases were the results of the factors described above.

Generally, we believe that a change in the current portion of revenue backlog on a year-over-year basis is an indicator of future subscription and maintenance revenue performance due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably. We also believe that we would need to demonstrate multiple quarters of total new product and capacity sales growth while maintaining a renewal yield in the low 90 percent range before growth in the current portion of revenue backlog would be likely to occur.
Net Cash Provided by Operating Activities - Continuing Operations

	Second Quarter of Fiscal		Change
	2015 (1)	2014 (1)	2015 / 2014
	(in millions)
Cash collections from billings (2)	$945	$848	$97
Vendor disbursements and payroll (2)	(704)	(685)	(19)
Income tax payments, net	(151)	(51)	(100)
Other disbursements, net (3)	(24)	(39)	15
Net cash provided by operating activities - continuing operations	$66	$73	$(7)

(1)	Information presented excludes the results of our discontinued operations.

(2)	Amounts include value added taxes and sales taxes.

(3)
For the second quarter of fiscal 2015, amount includes $16 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For the second quarter of fiscal 2014, amount includes $39 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements.

	First Half of Fiscal		Change
	2015 (1)	2014 (1)	2015 / 2014
	(in millions)
Cash collections from billings (2)	$2,033	$1,980	$53
Vendor disbursements and payroll (2)	(1,537)	(1,563)	26
Income tax payments, net	(181)	(246)	65
Other disbursements, net (3)	(83)	(95)	12
Net cash provided by operating activities - continuing operations	$232	$76	$156

(1)	Information presented excludes the results of our discontinued operations.

(2)	Amounts include value added taxes and sales taxes.

(3)
For the first half of fiscal 2015, amount includes $46 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For the first half of fiscal 2014, amount includes $59 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements.

Second Quarter Comparison Fiscal 2015 Versus Fiscal 2014
Operating Activities:
Net cash provided by operating activities from continuing operations for the second quarter of fiscal 2015 was $66 million, representing a decrease of $7 million compared with the second quarter of fiscal 2014. Net cash provided by operating activities from continuing operations for the second quarter of fiscal 2014 was positively affected by a tax refund of $70 million. Net cash provided by operating activities from continuing operations for the second quarter of fiscal 2015 was positively affected by an increase in cash collections of $97 million. The increase in cash collections was primarily attributable to higher single installment collections of $76 million during the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014.
Investing Activities:
Net cash used in investing activities from continuing operations for the second quarter of fiscal 2015 was $14 million compared with $44 million for the second quarter of fiscal 2014. The decrease in net cash used in investing activities was primarily due to a decrease in capitalized software development costs of $10 million, a decrease in purchases of property and equipment of $9 million and a decrease in the purchases of short-term investments of $9 million.

Financing Activities:
Net cash used in financing activities from continuing operations for the second quarter of fiscal 2015 was $67 million compared with net cash provided by financing activities from continuing operations of $221 million for the second quarter of fiscal 2014. The change in net financing activities was primarily due to the receipt of proceeds of $498 million from our August 2013 debt offering in the second quarter of fiscal 2014 and a decrease in proceeds from the exercise of common stock options of $25 million, offset by a decrease in common share repurchases of $151 million and an increase in net borrowings from our notional pooling arrangement of $77 million compared with the year-ago period.
First Half Comparison Fiscal 2015 Versus Fiscal 2014
Operating Activities:
Net cash provided by operating activities from continuing operations for the first half of fiscal 2015 was $232 million, representing an increase of $156 million compared with the first half of fiscal 2014. Net cash provided by operating activities from continuing operations was favorably affected by a decrease in income tax payments of $65 million, a decrease in vendor disbursements and payroll of $26 million and an increase in cash collections of $53 million, which includes an increase in single installment collections of $91 million during the first half of fiscal 2015 compared with the first half of fiscal 2014. In addition, there was a favorable effect of lower cash payments associated with the Fiscal 2014 Plan of $13 million.
Investing Activities:
Net cash used in investing activities from continuing operations for the first half of fiscal 2015 was $46 million compared with $20 million for the first half of fiscal 2014. The change in net cash used in investing activities was primarily due to the maturities of short-term investments during the first quarter of fiscal 2014 of $184 million, offset by a decrease in cash paid for acquisitions and purchased software of $113 million, a decrease in capitalized software development costs of $35 million and a decrease in the purchase of short-term investments of $9 million. The year-over-year change in our investment amounts is a result of a change in the allocation of our investment portfolio, which reduced our investments in instruments with maturities greater than 90 days.
Financing Activities:
Net cash used in financing activities from continuing operations for the first half of fiscal 2015 was $207 million compared with net cash provided by financing activities from continuing operations of $83 million for the first half of fiscal 2014. The change in net financing activities was primarily due to the receipt of proceeds of $498 million from our August 2013 debt offering in the second quarter of fiscal 2014 and a decrease in proceeds from the exercise of common stock options of $41 million, offset by a decrease in common share repurchases of $150 million and an increase in net borrowings from our notional pooling arrangement of $86 million compared with the year-ago period. We currently expect to repay our $500 million 6.125% Senior Notes due December 2014 during the third quarter of fiscal 2015.

Debt Obligations
As of September 30, 2014 and March 31, 2014, our debt obligations consisted of the following:

	September 30, 2014	March 31, 2014
	(in millions)
Revolving credit facility due June 2018	$—	$—
5.375% Senior Notes due December 2019	750	750
6.125% Senior Notes due December 2014, net of unamortized premium from fair value hedge of $2 and $8	502	508
2.875% Senior Notes due August 2018	250	250
4.500% Senior Notes due August 2023	250	250
Other indebtedness, primarily capital leases	16	13
Unamortized discount for Notes	(5)	(5)
Total debt outstanding	$1,763	$1,766
Less the current portion	(510)	(514)
Total long-term debt portion	$1,253	$1,252
Other Indebtedness
We have available an unsecured and uncommitted multi-currency line of credit to meet short-term working capital needs for our subsidiaries operating outside the United States. We use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At September 30, 2014 and March 31, 2014, $47 million and $49 million, respectively, of this line of credit was pledged in support of bank guarantees and other local credit lines. At September 30, 2014, none of these arrangements were drawn down by third parties. At March 31, 2014, less than $1 million of these arrangements were drawn down by third parties.
We use a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, we and our participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. The activity under this cash pooling arrangement for the six months ended September 30, 2014 and 2013 was as follows:

	Six Months Ended September 30,
	2014	2013
	(in millions)
Total borrowings outstanding at beginning of period (1)	$139	$136
Borrowings	2,703	1,609
Repayments	(2,647)	(1,639)
Foreign currency exchange effect	(56)	20
Total borrowings outstanding at end of period (1)	$139	$126

(1)	Included in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheets.
For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2014 Form 10-K.
Effect of Exchange Rate Changes
There was a $185 million unfavorable impact to our cash balances in the first half of fiscal 2015 predominantly due to the strengthening of the U.S. dollar against the euro (8%), Israeli shekel (5%), the Australian dollar (6%) and the Brazilian real (7%).
There was a $36 million favorable impact to our cash balances in the first half of fiscal 2014 predominantly due to the weakening of the U.S. dollar against the euro (6%) and the British pound sterling (7%), offset by the strengthening of the U.S. dollar against the Australian dollar (11%) and the Brazilian real (9%).

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2014 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At September 30, 2014, there was no material change to this information.
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
Changes in Internal Control over Financial Reporting
Other than the change noted below, there were no changes in the Company’s internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
In the second quarter of fiscal year 2015, the Company implemented and began using its global enterprise resource planning system to process accounting transactions in Asia and Pacific countries. The Company will continue to monitor and test this system as part of management's annual evaluation of internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Refer to Note I, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.

Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2014 Form 10-K. We believe that as of September 30, 2014, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the second quarter of fiscal 2015:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
July 1, 2014 - July 31, 2014	—	$—	—	$950,000
August 1, 2014 - August 31, 2014	—	$—	—	$950,000
September 1, 2014 - September 30, 2014	—	$—	—	$950,000
Total	—		—
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
During the first half of fiscal 2015, we repurchased 1.7 million shares of our common stock for $50 million. At September 30, 2014, we remained authorized to purchase $950 million of our common stock under the current stock repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation.	8-K	3.3	3/9/06
3.2	By-Laws of the Company, as amended.	8-K	3.1	2/28/07
10.1*	Bring-down General Claims Release dated July 1, 2014 between the Company and George J. Fischer.				X
10.2*	Schedules A, B and C (as amended effective July 30, 2014) to CA, Inc. Change in Control Severance Policy.				X
12	Statement of Ratios of Earnings to Fixed Charges.				X
15	Accountants’ Acknowledgment Letter.				X
31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
32†	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):				X
(i) Condensed Consolidated Balance Sheets - September 30, 2014 (Unaudited) and March 31, 2014.
(ii) Unaudited Condensed Consolidated Statements of Operations - Three and Six Months Ended September 30, 2014 and 2013.
(iii) Unaudited Condensed Consolidated Statements of Comprehensive Income - Three and Six Months Ended September 30, 2014 and 2013.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows - Six Months Ended September 30, 2014 and 2013.
(v) Notes to Condensed Consolidated Financial Statements - September 30, 2014.

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
Dated: October 23, 2014