Form 10-Q
period 2014-12-31
CA, INC.
filed 2015-01-21
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
or
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

(Check one:)
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of January 14, 2015
par value $0.10 per share	442,805,253

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of December 31, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended December 31, 2014 and 2013, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG LLP
New York, New York
January 21, 2015

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31, 2014	March 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,683	$3,252
Trade accounts receivable, net	669	800
Deferred income taxes	327	315
Other current assets	161	192
Total current assets	$3,840	$4,559
Property and equipment, net of accumulated depreciation of $847 and $828, respectively	$264	$295
Goodwill	5,809	5,922
Capitalized software and other intangible assets, net	815	1,063
Deferred income taxes	73	59
Other noncurrent assets, net	114	118
Total assets	$10,915	$12,016
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$8	$514
Accounts payable	87	129
Accrued salaries, wages and commissions	202	275
Accrued expenses and other current liabilities	431	510
Deferred revenue (billed or collected)	1,992	2,419
Taxes payable, other than income taxes payable	70	66
Federal, state and foreign income taxes payable	68	—
Deferred income taxes	6	9
Total current liabilities	$2,864	$3,922
Long-term debt, net of current portion	$1,252	$1,252
Federal, state and foreign income taxes payable	151	182
Deferred income taxes	48	67
Deferred revenue (billed or collected)	761	872
Other noncurrent liabilities	103	151
Total liabilities	$5,179	$6,446
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 438,313,874 and 438,740,478 shares outstanding, respectively	59	59
Additional paid-in capital	3,610	3,610
Retained earnings	6,180	5,818
Accumulated other comprehensive loss	(333)	(171)
Treasury stock, at cost, 151,381,207 and 150,954,603 shares, respectively	(3,780)	(3,746)
Total stockholders’ equity	$5,736	$5,570
Total liabilities and stockholders’ equity	$10,915	$12,016
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
Revenue:
Subscription and maintenance	$892	$929	$2,709	$2,773
Professional services	90	94	268	289
Software fees and other	109	105	262	266
Total revenue	$1,091	$1,128	$3,239	$3,328
Expenses:
Costs of licensing and maintenance	$74	$77	$217	$216
Cost of professional services	84	88	253	264
Amortization of capitalized software costs	62	69	204	204
Selling and marketing	283	281	782	798
General and administrative	90	95	269	277
Product development and enhancements	143	144	443	418
Depreciation and amortization of other intangible assets	31	40	99	113
Other expenses, net	6	13	21	153
Total expenses before interest and income taxes	$773	$807	$2,288	$2,443
Income from continuing operations before interest and income taxes	$318	$321	$951	$885
Interest expense, net	12	15	38	39
Income from continuing operations before income taxes	$306	$306	$913	$846
Income tax expense	88	81	248	60
Income from continuing operations	$218	$225	$665	$786
Income from discontinued operations, net of income taxes	4	7	30	21
Net income	$222	$232	$695	$807

Basic income per common share:
Income from continuing operations	$0.49	$0.50	$1.50	$1.74
Income from discontinued operations	0.01	0.01	0.07	0.04
Net income	$0.50	$0.51	$1.57	$1.78
Basic weighted average shares used in computation	440	446	440	448

Diluted income per common share:
Income from continuing operations	$0.49	$0.50	$1.49	$1.73
Income from discontinued operations	0.01	0.01	0.07	0.04
Net income	$0.50	$0.51	$1.56	$1.77
Diluted weighted average shares used in computation	441	448	441	449
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
Net income	$222	$232	$695	$807
Other comprehensive loss:
Foreign currency translation adjustments	(78)	(10)	(162)	(30)
Total other comprehensive loss	$(78)	$(10)	$(162)	$(30)
Comprehensive income	$144	$222	$533	$777
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Nine Months Ended December 31,
	2014	2013
Operating activities from continuing operations:
Net income	$695	$807
Income from discontinued operations	(30)	(21)
Income from continuing operations	$665	$786
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	303	317
Deferred income taxes	(62)	(75)
Provision for bad debts	1	5
Share-based compensation expense	65	63
Asset impairments and other non-cash items	1	9
Foreign currency transaction losses	1	3
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	91	133
Decrease in deferred revenue	(445)	(429)
Increase (decrease) in taxes payable, net	34	(247)
(Decrease) increase in accounts payable, accrued expenses and other	(38)	20
Decrease in accrued salaries, wages and commissions	(62)	(57)
Changes in other operating assets and liabilities	(9)	(33)
Net cash provided by operating activities - continuing operations	$545	$495
Investing activities from continuing operations:
Acquisitions of businesses, net of cash acquired, and purchased software	$(32)	$(127)
Purchases of property and equipment	(46)	(52)
Proceeds from sale of assets	—	12
Capitalized software development costs	—	(39)
Purchases of short-term investments	—	(9)
Maturities of short-term investments	—	184
Other investing activities	—	(1)
Net cash used in investing activities - continuing operations	$(78)	$(32)
Financing activities from continuing operations:
Dividends paid	$(333)	$(341)
Purchases of common stock	(125)	(340)
Notional pooling borrowings	4,226	2,577
Notional pooling repayments	(4,145)	(2,603)
Debt borrowings	—	498
Debt repayments	(507)	(12)
Debt issuance costs	—	(5)
Exercise of common stock options and other	25	74
Net cash used in financing activities - continuing operations	$(859)	$(152)
Effect of exchange rate changes on cash	$(310)	$38
Net change in cash and cash equivalents - continuing operations	$(702)	$349
Cash (used in) provided by operating activities - discontinued operations	$(37)	$32
Cash provided by investing activities - discontinued operations	170	—
Net effect of discontinued operations on cash and cash equivalents	$133	$32
(Decrease) increase in cash and cash equivalents	$(569)	$381
Cash and cash equivalents at beginning of period	$3,252	$2,593
Cash and cash equivalents at end of period	$2,683	$2,974
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
Operating results for the three and nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.
Divestitures: In the second quarter of fiscal year 2015, the Company sold its CA arcserve data protection solution assets (arcserve). In the fourth quarter of fiscal year 2014, the Company identified its CA ERwin Data Modeling solution assets (ERwin) as available for sale. The results of operations associated with these businesses have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. The effects of the discontinued operations were immaterial to the Company’s Condensed Consolidated Balance Sheets at December 31, 2014 and March 31, 2014. See Note B, “Divestitures,” for additional information.
Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 75% being held by the Company’s foreign subsidiaries outside the United States at December 31, 2014.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – DIVESTITURES
In the second quarter of fiscal year 2015, the Company sold arcserve for approximately $170 million and recognized a gain on disposal of approximately $19 million, including tax expense of approximately $77 million. The effective tax rate on the disposal was adversely affected by non-deductible goodwill of $109 million. In the fourth quarter of fiscal year 2014, the Company identified ERwin as available for sale. The divestiture of arcserve and the planned divestiture of ERwin result from an effort to rationalize the Company’s product portfolio within the Enterprise Solutions segment.
The income from discontinued operations relating to both ERwin and the sale of arcserve for the three and nine months ended December 31, 2014 and 2013 consisted of the following:

	Three Months Ended December 31,
(in millions)	2014	2013
Subscription and maintenance	$7	$22
Software fees and other	2	13
Total revenue	$9	$35
Income from operations of discontinued components, net of tax expense of $2 million and $6 million, respectively	$4	$7

	Nine Months Ended December 31,
(in millions)	2014	2013
Subscription and maintenance	$38	$67
Software fees and other	17	36
Total revenue	$55	$103
Income from operations of discontinued components, net of tax expense of $8 million and $15 million, respectively	$11	$21
Gain on disposal of discontinued component, net of tax	19	—
Income from discontinued operations, net of tax	$30	$21

NOTE C – SEVERANCE AND EXIT COSTS
Fiscal Year 2014 Rebalancing Plan: In fiscal year 2014, the Company’s Board of Directors approved and committed to a rebalancing plan (Fiscal 2014 Plan) to better align its business priorities. This included a termination of approximately 1,900 employees and global facility consolidations. Costs associated with the Fiscal 2014 Plan are presented in “Other expenses, net” in the Company’s Condensed Consolidated Statement of Operations. The total amount incurred to date for severance and facility exit costs under the Fiscal 2014 Plan is approximately $169 million and $22 million, respectively. The Company expects total costs of the Fiscal 2014 Plan to be approximately $191 million. Severance and facility consolidation actions under the Fiscal 2014 Plan were substantially completed by the end of fiscal year 2014.
Accrued severance and exit costs and changes in the accruals during the nine months ended December 31, 2014 and 2013 were as follows:

(in millions)	Accrued Balance at March 31, 2014	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at December 31, 2014
Severance charges	$55	$21	$(3)	$(50)	$(1)	$22
Facility exit charges	29	—	—	(7)	(1)	21
Total accrued liabilities	$84					$43

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Accrued Balance at March 31, 2013	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at December 31, 2013
Severance charges	$16	$123	$(9)	$(88)	$3	$45
Facility exit charges	23	20	—	(9)	(3)	31
Total accrued liabilities	$39					$76
Balances at December 31, 2014 and 2013 include facility exit accruals of approximately $10 million and $14 million, respectively, for plans and actions prior to the Fiscal 2014 Plan. Balance at December 31, 2013 included a severance accrual of approximately $5 million for plans and actions prior to the Fiscal 2014 Plan.
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

NOTE D – TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	December 31, 2014	March 31, 2014
	(in millions)
Accounts receivable – billed	$614	$739
Accounts receivable – unbilled	64	61
Other receivables	8	19
Less: Allowances	(17)	(19)
Trade accounts receivable, net	$669	$800

NOTE E – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at December 31, 2014 were as follows:

	At December 31, 2014
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,719	$4,857	$862	$379	$483
Internally developed software products	1,486	814	672	403	269
Other intangible assets	837	520	317	254	63
Total capitalized software and other intangible assets	$8,042	$6,191	$1,851	$1,036	$815

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

Based on the capitalized software and other intangible assets recorded through December 31, 2014, the projected annual amortization expense for fiscal year 2015 and the next four fiscal years is expected to be as follows:

	Year Ended March 31,
	2015	2016	2017	2018	2019
	(in millions)
Purchased software products	$115	$114	$113	$108	$65
Internally developed software products	149	109	79	37	10
Other intangible assets	59	37	9	2	1
Total	$323	$260	$201	$147	$76
In the second quarter of fiscal year 2015, the Company recorded an impairment of $13 million relating to capitalized software and other intangible assets within the Enterprise Solutions segment. This adjustment is a result of the Company’s continued effort to rationalize its product portfolio. The impairment was included in “Amortization of capitalized software costs” in the Condensed Consolidated Statement of Operations for the nine months ended December 31, 2014. Amortization of capitalized software costs was not included in segment expenses (see Note P, “Segment Information,” for additional information).
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
Goodwill activity by segment for the nine months ended December 31, 2014 was as follows:

(in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Balance at March 31, 2014	$4,178	$1,663	$81	$5,922
Divestiture	—	(109)	—	(109)
Foreign currency translation adjustment	—	(4)	—	(4)
Balance at December 31, 2014	$4,178	$1,550	$81	$5,809

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEFERRED REVENUE
The current and noncurrent components of “Deferred revenue (billed or collected)” at December 31, 2014 and March 31, 2014 were as follows:

	December 31, 2014	March 31, 2014
	(in millions)
Current:
Subscription and maintenance	$1,841	$2,237
Professional services	123	149
Software fees and other	28	33
Total deferred revenue (billed or collected) – current	$1,992	$2,419
Noncurrent:
Subscription and maintenance	$728	$845
Professional services	29	26
Software fees and other	4	1
Total deferred revenue (billed or collected) – noncurrent	$761	$872
Total deferred revenue (billed or collected)	$2,753	$3,291

NOTE G – DEBT
During the third quarter of fiscal year 2015, the Company repaid its 6.125% Senior Notes due December 2014 for $500 million. There were no other significant changes to the Company’s debt obligations as of December 31, 2014. For additional information concerning the Company’s debt obligations, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2014 Form 10-K.

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
Interest Rate Swaps: During the third quarter of fiscal year 2015, the Company repaid its 6.125% Senior Notes due December 2014. See Note G, “Debt,” for additional information. The Company had interest rate swap derivatives with a total notional value of $500 million, which swapped a total of $500 million of its 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. These swaps were designated as fair value hedges and matured in the third quarter of fiscal year 2015.
At December 31, 2014, the Company had no interest rate swap derivatives outstanding.
At March 31, 2014, the fair value of the interest rate swap derivatives was an asset of approximately $8 million, which is included in “Other current assets” in the Company’s Condensed Consolidated Balance Sheet.
Foreign Currency Contracts: The Company enters into foreign currency option and forward contracts to manage foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other expenses, net” in the Company’s Condensed Consolidated Statements of Operations.
At December 31, 2014, foreign currency contracts outstanding consisted of purchase and sales contracts with a total gross notional value of approximately $889 million and durations of less than three months. The net fair value of these contracts at December 31, 2014 was a net asset of approximately $22 million, of which approximately $30 million is included in “Other current assets” and approximately $8 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

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
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations
	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)	2014	2013	2014	2013
Interest expense, net – interest rate swaps designated as fair value hedges	$(2)	$(3)	$(8)	$(9)
Other expenses, net – foreign currency contracts	$(10)	$(5)	$(22)	$(20)
The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were in a net asset position at December 31, 2014 and March 31, 2014. The Company posted no collateral at December 31, 2014 or March 31, 2014. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

NOTE I – FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at December 31, 2014 and March 31, 2014:

	At December 31, 2014				At March 31, 2014
	Fair Value Measurement Using Input Types		Estimated Fair Value		Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total		Level 1	Level 2	Total
Assets:
Money market funds	$515	$—	$515	(1)	$1,277	$—	$1,277	(2)
Foreign exchange derivatives (3)	—	30	30		—	2	2
Interest rate derivatives (3)	—	—	—		—	8	8
Total assets	$515	$30	$545		$1,277	$10	$1,287
Liabilities:
Foreign exchange derivatives (3)	$—	$8	$8		$—	$1	$1
Total liabilities	$—	$8	$8		$—	$1	$1

(1)
At December 31, 2014, the Company had approximately $515 million and less than $1 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheet.

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
At December 31, 2014 and March 31, 2014, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses, and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that were not measured at fair value on a recurring basis at December 31, 2014 and March 31, 2014:

	At December 31, 2014		At March 31, 2014
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,260	$1,366	$1,766	$1,884
Facility exit reserve (2)	$21	$23	$29	$33

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facility exit reserve is determined using the Company’s incremental borrowing rate at December 31, 2014 and March 31, 2014. At December 31, 2014 and March 31, 2014, the facility exit reserve included approximately $8 million and $11 million, respectively, in “Accrued expenses and other current liabilities” and approximately $13 million and $18 million, respectively, in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets (Level 3).

NOTE J – COMMITMENTS AND CONTINGENCIES
The Company, various subsidiaries, and certain current and former officers have been or, from time to time, may be named as defendants in various lawsuits and claims arising in the normal course of business. The Company may also become involved with contract issues and disputes with customers, including government customers.
On March 24, 2014, the U.S. Department of Justice (DOJ) filed under seal in the United States District Court for the District of Columbia a complaint against the Company in partial intervention under the qui tam provisions of the civil False Claims Act (FCA). The underlying complaint was filed under seal by an individual plaintiff on August 24, 2009. On May 29, 2014, the case was unsealed. Both the DOJ and the individual plaintiff have filed amended complaints. The current complaints relate to government sales transactions under the Company’s General Services Administration (GSA) schedule contract, entered into in 2002 and extended until present through subsequent amendments. In sum and substance, the current complaints allege that the Company provided inaccurate commercial discounting information to the GSA during contract negotiations and that, as a result, the GSA’s contract discount was lower than it otherwise would have been. In addition, the complaints allege that the Company failed to apply the full negotiated discount in some instances and to pay sufficient rebates pursuant to the contract’s price reduction clause. In addition to FCA claims, the current complaints also assert common law causes of action. The DOJ complaint seeks an unspecified amount of damages, including treble damages and civil penalties. The complaint by the individual plaintiff alleges that the U.S. government has suffered damages in excess of $100 million and seeks an unspecified amount of damages, including treble damages and civil penalties. The Company has filed motions to dismiss the current complaints. Those motions are pending and discussions with the DOJ and GSA are continuing. On October 30, 2014, the GSA Suspension and Debarment Division issued a Show Cause Letter to the Company in response to the complaints summarized above. In sum, the letter called on the Company to demonstrate why the government should continue to contract with the Company, given the litigation allegations made in these complaints. On December 19, 2014, the Company provided a detailed response to the Show Cause Letter. The response pointed out that the allegations in this litigation are being contested and have not been adjudicated. It also included a summary of the Company’s positions with respect to the allegations and the manner in which the Company believes that it meets the criteria for being a party with which the government should continue to contract. That response is currently under consideration by the GSA Suspension and Debarment Division. The Company cannot predict the amount of damages likely to result from the litigation summarized above. Although the timing and ultimate outcome of this litigation and the Show Cause Letter cannot be determined, the Company believes that the material aspects of the liability theories set forth in the litigation complaints are unfounded and that it is a responsible party with whom the government can continue to contract. The Company also believes that it has meritorious defenses and intends to vigorously contest the lawsuit.
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

NOTE K – STOCKHOLDERS’ EQUITY
Stock Repurchases: In May 2014, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to acquire up to $1 billion of its common stock. During the nine months ended December 31, 2014, the Company repurchased approximately 4.3 million shares of its common stock for approximately $125 million. At December 31, 2014, the Company remained authorized to purchase approximately $875 million of its common stock under its current stock repurchase program. The Company entered into an agreement effective January 2, 2015 to repurchase $75 million of its common stock to be delivered in March 2015.
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheets at December 31, 2014 and March 31, 2014 were approximately $333 million and $171 million, respectively.
Cash Dividends: The Company’s Board of Directors declared the following dividends during the nine months ended December 31, 2014 and 2013:
Nine Months Ended December 31, 2014:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 15, 2014	$0.25	May 29, 2014	$111	June 17, 2014
July 31, 2014	$0.25	August 21, 2014	$111	September 9, 2014
November 6, 2014	$0.25	November 20, 2014	$111	December 9, 2014
Nine Months Ended December 31, 2013:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 9, 2013	$0.25	May 23, 2013	$114	June 11, 2013
August 1, 2013	$0.25	August 22, 2013	$114	September 10, 2013
November 6, 2013	$0.25	November 21, 2013	$113	December 10, 2013

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents basic and diluted income from continuing operations per common share information for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Basic income from continuing operations per common share:
Income from continuing operations	$218	$225	$665	$786
Less: Income from continuing operations allocable to participating securities	(2)	(2)	(7)	(8)
Income from continuing operations allocable to common shares	$216	$223	$658	$778
Weighted average common shares outstanding	440	446	440	448
Basic income from continuing operations per common share	$0.49	$0.50	$1.50	$1.74

Diluted income from continuing operations per common share:
Income from continuing operations	$218	$225	$665	$786
Less: Income from continuing operations allocable to participating securities	(2)	(2)	(7)	(8)
Income from continuing operations allocable to common shares	$216	$223	$658	$778
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	440	446	440	448
Weighted average effect of share-based payment awards	1	2	1	1
Denominator in calculation of diluted income per share	441	448	441	449
Diluted income from continuing operations per common share	$0.49	$0.50	$1.49	$1.73
For the three months ended December 31, 2014 and 2013, respectively, approximately 1 million and 1 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 5 million and 5 million for the three months ended December 31, 2014 and 2013, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.
For the nine months ended December 31, 2014 and 2013, respectively, approximately 1 million and 2 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 4 million and 5 million for the nine months ended December 31, 2014 and 2013, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(in millions)
Costs of licensing and maintenance	$2	$1	$4	$3
Cost of professional services	1	1	3	3
Selling and marketing	8	8	23	22
General and administrative	8	8	21	20
Product development and enhancements	4	5	14	15
Share-based compensation expense before tax	$23	$23	$65	$63
Income tax benefit	(7)	(7)	(20)	(20)
Net share-based compensation expense	$16	$16	$45	$43
The following table summarizes information about unrecognized share-based compensation costs at December 31, 2014:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$6	1.8
Restricted stock units	19	2.0
Restricted stock awards	69	2.1
Performance share units	26	2.6
Total unrecognized share-based compensation costs	$120	2.1
There were no capitalized share-based compensation costs for the three and nine months ended December 31, 2014 and 2013.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended December 31, 2014 and 2013, the Company issued stock options for approximately 0.6 million shares and 1.6 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

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

The shares under the 1-year PSU awards for the fiscal year 2014 and 2013 incentive plan years under the Company’s long-term incentive plans were granted in the first nine months of fiscal years 2015 and 2014, respectively. The awards vest 34% on the date of grant and 33% on the first and second anniversaries of the grant date. The table below summarizes the RSAs and RSUs granted under these PSUs:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2014	1 year	0.7	$29.91	0.1	$28.92
2013	1 year	0.4	$27.11	0.1	$26.12
Share-based awards were granted under the Company’s fiscal year 2014 and 2013 sales retention equity programs in the first nine months of fiscal years 2015 and 2014, respectively. These awards vest on the third anniversary of the grant date. The table below summarizes the RSAs and RSUs granted under these programs:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2014	1 year	0.2	$28.69	0.1	$25.73
2013	1 year	0.2	$27.11	0.1	$24.13

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes all of the RSAs and RSUs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2014		2013		2014	2013
	(shares in millions)
RSAs:
Shares	0.1		—	(1)	3.1	2.7
Weighted average grant date fair value (2)	$29.72		$32.51		$28.97	$27.03
RSUs:
Shares	—	(1)	—		0.8	0.8
Weighted average grant date fair value (3)	$27.98		$—		$26.92	$25.37

(1)	Less than 0.1 million.

(2)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.

(3)
The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the offer period. The ESPP is non-compensatory. For the six-month offer period ended June 30, 2014, the Company issued approximately 0.1 million shares under the ESPP at $27.30 per share. For the six-month offer period ended December 31, 2014, the Company issued approximately 0.1 million shares under the ESPP at $28.93 per share. As of December 31, 2014, approximately 29.4 million shares are available for future issuances under the ESPP.

NOTE N – INCOME TAXES
Income tax expense for the three and nine months ended December 31, 2014 was approximately $88 million and $248 million, respectively, compared with income tax expense for the three and nine months ended December 31, 2013 of approximately $81 million and $60 million, respectively. For the three and nine months ended December 31, 2014, the Company recognized a net discrete tax benefit of approximately $6 million and $23 million, respectively, resulting from the resolutions of uncertain tax positions upon the completion of the examination of the Company's U.S. federal income tax returns for the tax years ended March 31, 2011 and 2012, the expiration of the statute of limitations relating to uncertain tax positions for a non-U.S. jurisdiction and the retroactive reinstatement in December 2014 of the research and development tax credit in the U.S. For the nine months ended December 31, 2013, the Company recognized a net discrete tax benefit of approximately $184 million resulting primarily from the resolutions of uncertain tax positions upon the completion of the examination of the Company’s U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007. The examinations of the Company’s U.S. federal income tax returns have been concluded through the fiscal year ended March 31, 2012.
The Company’s estimated annual effective tax rate, which excludes the impact of discrete items, for the nine months ended December 31, 2014 and 2013 was 29.7% and 28.8%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal year 2015, which are not considered in the Company’s estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company’s consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarter of fiscal year 2015 and the Company is anticipating a fiscal year 2015 effective tax rate of approximately 28%.

NOTE O – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
For the nine months ended December 31, 2014 and 2013, interest payments, net were approximately $65 million and $56 million, respectively, and income taxes paid, net were approximately $238 million and $353 million, respectively. For the nine months ended December 31, 2014 and 2013, the excess tax benefits from share-based incentive awards included in financing activities from continuing operations were approximately $3 million and $4 million, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-cash financing activities for the nine months ended December 31, 2014 and 2013 consisted of treasury common shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $43 million (net of approximately $27 million of income taxes withheld) and $47 million (net of approximately $28 million of income taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $26 million and $28 million, respectively. Non-cash financing activities for the nine months ended December 31, 2014 and 2013 included approximately $5 million and $4 million, respectively, in treasury common shares issued in connection with the Company’s Employee Stock Purchase Plan.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The activity under this cash pooling arrangement for the nine months ended December 31, 2014 and 2013 was as follows:

	Nine Months Ended December 31,
	2014	2013
	(in millions)
Total borrowings outstanding at beginning of period (1)	$139	$136
Borrowings	4,226	2,577
Repayments	(4,145)	(2,603)
Foreign currency exchange effect	(82)	28
Total borrowings outstanding at end of period (1)	$138	$138

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

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
The Company’s segment information for the three and nine months ended December 31, 2014 and 2013 was as follows:

Three Months Ended December 31, 2014	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$596	$405	$90	$1,091
Expenses	248	347	85	680
Segment profit	$348	$58	$5	$411
Segment operating margin	58%	14%	6%	38%
Depreciation	$10	$7	$—	$17

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended December 31, 2014:

(in millions)
Segment profit	$411
Less:
Purchased software amortization	28
Other intangibles amortization	14
Software development costs capitalized	—
Internally developed software products amortization	34
Share-based compensation expense	23
Other expenses, net (1)	(6)
Interest expense, net	12
Income from continuing operations before income taxes	$306

(1)	Other expenses, net consists of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Nine Months Ended December 31, 2014	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,820	$1,151	$268	$3,239
Expenses	717	999	256	1,972
Segment profit	$1,103	$152	$12	$1,267
Segment operating margin	61%	13%	4%	39%
Depreciation	$33	$21	$—	$54
Reconciliation of segment profit to income from continuing operations before income taxes for the nine months ended December 31, 2014:

(in millions)
Segment profit	$1,267
Less:
Purchased software amortization	87
Other intangibles amortization	45
Software development costs capitalized	—
Internally developed software products amortization	117
Share-based compensation expense	65
Other expenses, net (1)	2
Interest expense, net	38
Income from continuing operations before income taxes	$913

(1)	Other expenses, net consists of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 31, 2013	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$622	$412	$94	$1,128
Expenses	241	357	90	688
Segment profit	$381	$55	$4	$440
Segment operating margin	61%	13%	4%	39%
Depreciation	$13	$8	$—	$21
Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended December 31, 2013:

(in millions)
Segment profit	$440
Less:
Purchased software amortization	28
Other intangibles amortization	19
Software development costs capitalized	(1)
Internally developed software products amortization	41
Share-based compensation expense	23
Other expenses, net (1)	9
Interest expense, net	15
Income from continuing operations before income taxes	$306

(1)	Other expenses, net consists of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Nine Months Ended December 31, 2013	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,865	$1,174	$289	$3,328
Expenses	716	1,045	268	2,029
Segment profit	$1,149	$129	$21	$1,299
Segment operating margin	62%	11%	7%	39%
Depreciation	$40	$25	$—	$65
Reconciliation of segment profit to income from continuing operations before income taxes for the nine months ended December 31, 2013:

(in millions)
Segment profit	$1,299
Less:
Purchased software amortization	87
Other intangibles amortization	48
Software development costs capitalized	(32)
Internally developed software products amortization	117
Share-based compensation expense	63
Other expenses, net (1)	131
Interest expense, net	39
Income from continuing operations before income taxes	$846

(1)	Other expenses, net consists of approximately $131 million of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(in millions)
United States	$668	$667	$1,967	$1,995
EMEA (1)	263	288	781	819
Other	160	173	491	514
Total revenue	$1,091	$1,128	$3,239	$3,328

(1)	Consists of Europe, the Middle East and Africa.

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
We offer our solutions through our direct sales force and indirectly through our partners. We remain focused on strengthening relationships with our core customers–which we refer to as our “Platinum” customers, consisting of our top 500 accounts– through product leadership, account management and a differentiated customer experience. We believe enhanced relationships in our traditional customer base of large enterprises with multi-year enterprise license agreements will drive renewals and provide opportunities to increase account penetration that will help to drive revenue growth.
At the same time, we continue to dedicate sales resources and deploy additional solutions to address opportunities to sell to new enterprises and to expand our relationship with existing non-core customers–which we refer to as our “Named” and “Growth” customers. In addition to this dedication of additional sales resources, we service some of these customers through partners. We believe we can grow our business and increase market share by delivering differentiated technology and collaborating with partners, including service providers, to leverage their relationships, market reach and implementation capacity. We are deploying new routes to market, and simplifying the buying and deployment process for our customers.
This customer focus allows us to better align marketing and sales resources with how customers want to buy. We have also implemented broad-based business initiatives to drive accountability for sales execution.

We continue to deploy an updated global branding and marketing program for CA Technologies to significantly enhance our connection with new and existing customers, introduce the market to new areas of our capability and contribute directly to business growth and new customer acquisitions. Marketing efforts are key to our ability to expand our customer base, reach new segments and grow in key global markets.

EXECUTIVE SUMMARY
A summary of key results for the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 is as follows:
Revenue:

•
Total revenue declined $37 million primarily as a result of a decrease in subscription and maintenance revenue. There was also an unfavorable foreign exchange effect of $28 million during the third quarter of fiscal 2015.

•
As a result of insufficient revenue from new sales to offset the decline in revenue contribution from renewals, we continue to expect a year-over-year decrease in total revenue for fiscal 2015 compared with fiscal 2014. Excluding the effect of foreign exchange, we expect the percentage revenue decline in fiscal 2015 to be similar to the percentage revenue decline we experienced in fiscal 2014.

•	For fiscal 2016, excluding the effects of foreign exchange, we currently do not expect revenue to increase compared with fiscal 2015.
Bookings:

•	Total bookings decreased 32% primarily due to an expected year-over-year decrease in renewals within subscription and maintenance bookings.

•
Total renewals decreased by a percentage in the high thirties primarily due to the timing of our renewal portfolio. In addition, during the third quarter of fiscal 2014, there was a four-year contract renewal with a large system integrator for more than $300 million.

•	Total new product sales, a subset of our total bookings, decreased by a percentage in the low teens.

•	For the third quarter of fiscal 2015, mainframe solutions new sales declined by a percentage in the low single digits.

•
Enterprise solutions new product sales decreased by a percentage in the high teens primarily as a result of the timing of our renewal portfolio providing fewer opportunities for new sales and smaller transaction sizes.

•
We continue to expect the value of our fiscal 2015 renewal portfolio to decline by a high-single-digit percentage compared with fiscal 2014. Excluding the impact from a contract renewal with a large system integrator that occurred during the third quarter of fiscal 2014, we continue to expect the value of our fiscal 2015 renewal portfolio to be consistent with the value of our fiscal 2014 renewal portfolio. For the fourth quarter of fiscal 2015, we expect the value of our renewal portfolio to increase by a percentage in the twenties from the year-ago period.

Expenses:

•
Total expenses before interest and income taxes decreased primarily as a result of the favorable effect of foreign exchange of $15 million, offset by the costs associated with CA World '14 which took place during the third quarter of fiscal 2015. In addition, operating expenses were also positively affected by a decrease in depreciation and amortization of other intangible assets and capitalized software costs.

•	Similar to fiscal 2014, we currently expect total operating expenses to increase in the fourth quarter of fiscal 2015 compared with the third quarter of fiscal 2015.
Income taxes:

•	Income tax expense increased from $81 million to $88 million and we expect a fiscal 2015 effective tax rate of 28%.
Diluted income per common share from continuing operations:

•	Diluted income per common share from continuing operations decreased to $0.49 from $0.50, primarily due to the decrease in income from continuing operations.
Segment results:

•
Mainframe Solutions revenue decreased primarily due to an unfavorable foreign exchange effect of $16 million and, to a lesser extent, insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin decreased primarily as a result of lower revenue and an increase in costs associated with CA World ‘14.

•
Enterprise Solutions revenue decreased due to an unfavorable foreign exchange effect of $10 million. Enterprise Solutions operating margin increased primarily as a result of lower commissions and personnel-related expenses, partially offset by an increase in costs associated with CA World ‘14.

•
Services revenue decreased primarily as a result of a decrease in the size and number of services engagements, including non-core engagements with government customers that are not directly related to our software product sales. We expect the percentage decline in services revenue to be greater than the percentage decline in total revenue for fiscal 2015 compared with fiscal 2014. Operating margin for our Services segment increased as result of a decrease in personnel-related costs.

Cash flows from continuing operations:

•
Net cash provided by operating activities from continuing operations was $313 million, representing a decrease of $106 million. Net cash provided by operating activities decreased compared with the year-ago period primarily due to a decrease in cash collections of $182 million, which was mainly due to lower single installment collections of $163 million. The overall decrease was partially offset by lower income tax payments of $50 million. In addition, there was a favorable effect of lower cash payments associated with the Fiscal 2014 Plan of $10 million.

QUARTERLY UPDATE

•
In November 2014, we held our user conference, CA World ‘14. This event showcased our unique strength in serving customers in the Application Economy. The event highlighted our solutions as well as our vision of the future to thousands of customers and partners.

PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Third Quarter Comparison Fiscal
	2015 (1)	2014 (1)	Dollar Change	Percentage Change
	(dollars in millions)
Total revenue	$1,091	$1,128	$(37)	(3)%
Income from continuing operations	$218	$225	$(7)	(3)%
Net cash provided by operating activities - continuing operations	$313	$419	$(106)	(25)%
Total bookings	$1,067	$1,565	$(498)	(32)%
Subscription and maintenance bookings	$880	$1,346	$(466)	(35)%
Weighted average subscription and maintenance license agreement duration in years	3.29	3.68	(0.39)	(11)%

	First Nine Months Comparison Fiscal
	2015 (1)	2014 (1)	Dollar Change	Percentage Change
	(dollars in millions)
Total revenue	$3,239	$3,328	$(89)	(3)%
Income from continuing operations	$665	$786	$(121)	(15)%
Net cash provided by operating activities - continuing operations	$545	$495	$50	10%
Total bookings	$2,540	$3,205	$(665)	(21)%
Subscription and maintenance bookings	$2,054	$2,658	$(604)	(23)%
Weighted average subscription and maintenance license agreement duration in years	3.32	3.45	(0.13)	(4)%

	December 31, 2014	March 31, 2014	Change From Year End	December 31, 2013	Change From Prior Year Quarter
	(in millions)
Cash, cash equivalents and short-term investments (2)	$2,683	$3,252	$(569)	$2,982	$(299)
Total debt	$1,260	$1,766	$(506)	$1,772	$(512)
Total expected future cash collections from committed contracts (1) (3)	$4,601	$5,148	$(547)	$5,291	$(690)
Total revenue backlog (1) (3)	$6,685	$7,639	$(954)	$7,543	$(858)
Total current revenue backlog (1) (3)	$3,189	$3,500	$(311)	$3,399	$(210)

(1)	Information presented excludes the results of our discontinued operations.

(2)	At December 31, 2014 and March 31, 2014, short-term investments were less than $1 million. At December 31, 2013, short-term investments were $8 million.

(3)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts and revenue backlog.
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

RESULTS OF OPERATIONS
The following tables present revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the third quarter and first nine months of fiscal 2015 and fiscal 2014 and the period-over-period dollar and percentage changes for those line items. These comparisons of past results are not necessarily indicative of future results.

	Third Quarter Comparison Fiscal 2015 Versus Fiscal 2014
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2015 (1)	2014 (1)	2015 / 2014	2015 / 2014	2015	2014
	(dollars in millions)
Revenue:
Subscription and maintenance	$892	$929	$(37)	(4)%	82%	83%
Professional services	90	94	(4)	(4)	8	8
Software fees and other	109	105	4	4	10	9
Total revenue	$1,091	$1,128	$(37)	(3)%	100%	100%
Expenses:
Costs of licensing and maintenance	$74	$77	$(3)	(4)%	7%	7%
Cost of professional services	84	88	(4)	(5)	8	8
Amortization of capitalized software costs	62	69	(7)	(10)	6	6
Selling and marketing	283	281	2	1	26	25
General and administrative	90	95	(5)	(5)	8	8
Product development and enhancements	143	144	(1)	(1)	13	13
Depreciation and amortization of other intangible assets	31	40	(9)	(23)	3	4
Other expenses, net	6	13	(7)	(54)	1	1
Total expenses before interest and income taxes	$773	$807	$(34)	(4)%	71%	72%
Income from continuing operations before interest and income taxes	$318	$321	$(3)	(1)%	29%	28%
Interest expense, net	12	15	(3)	(20)	1	1
Income from continuing operations before income taxes	$306	$306	$—	—%	28%	27%
Income tax expense	88	81	7	9	8	7
Income from continuing operations	$218	$225	$(7)	(3)%	20%	20%

	First Nine Months Comparison Fiscal 2015 Versus Fiscal 2014
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2015 (1)	2014 (1)	2015 / 2014	2015 / 2014	2015	2014
	(dollars in millions)
Revenue:
Subscription and maintenance	$2,709	$2,773	$(64)	(2)%	84%	83%
Professional services	268	289	(21)	(7)	8	9
Software fees and other	262	266	(4)	(2)	8	8
Total revenue	$3,239	$3,328	$(89)	(3)%	100%	100%
Expenses:
Costs of licensing and maintenance	$217	$216	$1	—%	7%	6%
Cost of professional services	253	264	(11)	(4)	8	8
Amortization of capitalized software costs	204	204	—	—	6	6
Selling and marketing	782	798	(16)	(2)	24	24
General and administrative	269	277	(8)	(3)	8	8
Product development and enhancements	443	418	25	6	14	13
Depreciation and amortization of other intangible assets	99	113	(14)	(12)	3	3
Other expenses, net	21	153	(132)	(86)	1	5
Total expenses before interest and income taxes	$2,288	$2,443	$(155)	(6)%	71%	73%
Income from continuing operations before interest and income taxes	$951	$885	$66	7%	29%	27%
Interest expense, net	38	39	(1)	(3)	1	1
Income from continuing operations before income taxes	$913	$846	$67	8%	28%	25%
Income tax expense	248	60	188	313	8	2
Income from continuing operations	$665	$786	$(121)	(15)%	21%	24%

(1)	Information presented excludes the results of our discontinued operations.
Note: Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
The decrease in total revenue in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily a result of a decrease in subscription and maintenance revenue. There was also an unfavorable foreign exchange effect of $28 million during the third quarter of fiscal 2015.
The decrease in total revenue in the first nine months of fiscal 2015 compared with the first nine months of fiscal 2014 was a result of a decrease in subscription and maintenance revenue, which was primarily due to a decrease in Mainframe Solutions revenue and, to a lesser extent, a decrease in professional services revenue. There was also an unfavorable foreign exchange effect of $18 million for the first nine months of fiscal 2015.
As a result of insufficient revenue from new sales to offset the decline in revenue contribution from renewals, we continue to expect a year-over-year decrease in total revenue for fiscal 2015 compared with fiscal 2014 due to the high percentage of our revenue that is recognized from license agreements with customers signed in prior periods that are being recognized ratably. Excluding the effect of foreign exchange, we expect the percentage revenue decline in fiscal 2015 to be similar to the percentage revenue decline we experienced in fiscal 2014. For fiscal 2016, excluding the effects of foreign exchange, we currently do not expect revenue to increase compared with fiscal 2015.

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
The decrease in subscription and maintenance revenue for the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily due to an unfavorable foreign exchange effect of $24 million for the third quarter of fiscal 2015 and, to a lesser extent, a decrease in Mainframe Solutions revenue (see “Performance of Segments” below).
The decrease in subscription and maintenance revenue for the first nine months of fiscal 2015 compared with the first nine months of fiscal 2014 was primarily due to a decrease in Mainframe Solutions revenue (see “Performance of Segments” below). There was also an unfavorable foreign exchange effect of $14 million for the first nine months of fiscal 2015.
Professional Services
Professional services revenue primarily includes product implementation, consulting, customer education and customer training. Professional services revenue for the third quarter and first nine months of fiscal 2015 decreased compared with the third quarter and first nine months of fiscal 2014, respectively, as a result of a decrease in the size and number of professional services engagements during the first quarter of fiscal 2015, including non-core engagements with government customers that are not directly related to our software product sales. We currently expect the percentage decline in professional services revenue to be greater than the percentage decline in total revenue for fiscal 2015 compared with fiscal 2014. This decline is primarily a result of the decrease in non-core professional services engagements with government customers that are not directly related to our software product sales. We are also refocusing on professional services engagements that drive new product sales. In addition, for the long term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements. There was also an unfavorable foreign exchange effect of $2 million for the third quarter of fiscal 2015.
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
Software fees and other revenue for the third quarter of fiscal 2015 increased slightly compared with the third quarter of fiscal 2014 as a result of an increase in SaaS and other revenue, partially offset by a decrease in sales of enterprise solutions products recognized on an up-front basis. Software fees and other revenue decreased slightly for the first nine months of fiscal 2015 compared with the first nine months of fiscal 2014 as a result of a decrease in sales of enterprise solutions products recognized on an up-front basis, partially offset by an increase in SaaS revenue.

Total Revenue by Geography
The following tables present the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the third quarter and first nine months of fiscal 2015 and the third quarter and first nine months of fiscal 2014.

	Third Quarter Comparison Fiscal 2015 Versus Fiscal 2014
	2015 (1)	Percentage of Total Revenue	2014 (1)	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$668	61%	$667	59%	$1	—%
International	423	39	461	41	(38)	(8)
Total Revenue	$1,091	100%	$1,128	100%	$(37)	(3)%

	First Nine Months Comparison Fiscal 2015 Versus Fiscal 2014
	2015 (1)	Percentage of Total Revenue	2014 (1)	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$1,967	61%	$1,995	60%	$(28)	(1)%
International	1,272	39	1,333	40	(61)	(5)
Total Revenue	$3,239	100%	$3,328	100%	$(89)	(3)%

(1)	Information presented excludes the results of our discontinued operations.
Revenue in the United States for the third quarter of fiscal 2015 was consistent with the third quarter of fiscal 2014. International revenue decreased for the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 primarily due to a decrease in subscription and maintenance revenue. There was also an unfavorable foreign exchange effect of $28 million during the third quarter of fiscal 2015.
Revenue in the United States decreased for the first nine months of fiscal 2015 compared with the first nine months of fiscal 2014 primarily due to a decrease in subscription and maintenance revenue and professional services revenue. International revenue decreased for the first nine months of fiscal 2015 compared with the first nine months of fiscal 2014 primarily due to a decrease in subscription and maintenance revenue. There was also an unfavorable foreign exchange effect of $18 million for the first nine months of fiscal 2015.
Price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.
Expenses
Operating expenses for the third quarter of fiscal 2015 decreased compared with the third quarter of fiscal 2014 primarily as a result of the favorable effect of foreign exchange of $15 million, offset by the costs associated with CA World '14 which took place during the third quarter of fiscal 2015. In addition, operating expenses were also positively affected by a decrease in depreciation and amortization of other intangible assets and capitalized software costs and a decrease in “Other expenses, net.” The decrease in “Other expenses, net” was primarily a result of lower costs associated with our Fiscal 2014 Plan for the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014. Operating expenses for the first nine months of fiscal 2015 decreased compared with the first nine months of fiscal 2014 primarily as a result of a decrease in “Other expenses, net,” which was due to lower costs associated with our Fiscal 2014 Plan for the first nine months of fiscal 2015 compared with the first nine months of fiscal 2014. The decrease was also attributable to decreases in selling and marketing expenses, depreciation and amortization expense and personnel-related costs, partially offset by an increase in product development and enhancements expenses. Similar to fiscal 2014, we currently expect total operating expenses to increase in the fourth quarter of fiscal 2015 compared with the third quarter of fiscal 2015.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. Costs of licensing and maintenance in the third quarter and the first nine months of fiscal 2015 were generally consistent with the third quarter and the first nine months of fiscal 2014, respectively.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the third quarter of fiscal 2015 decreased compared with the third quarter of fiscal 2014. Cost of professional services for the first nine months of fiscal 2015 decreased compared with the first nine months of fiscal 2014.

Operating margin for professional services increased to 7% for the third quarter of fiscal 2015 compared with 6% for the third quarter of fiscal 2014. Operating margin for professional services decreased to 6% for the first nine months of fiscal 2015 compared with 9% for the first nine months of fiscal 2014. The decrease in operating margin for professional services was attributable to a number of factors, including the decrease in revenue and lower utilization rates for professional services personnel due to the decrease in the number of professional services engagements. As part of our expectations of increased total operating expenses in the fourth quarter of fiscal 2015 compared with the third quarter of fiscal 2015, we currently believe that cost of professional services will also increase such that the operating margin for professional services will be negatively affected for the fourth quarter of fiscal 2015.
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
Amortization of capitalized software costs for the third quarter of fiscal 2015 decreased compared with the third quarter of fiscal 2014 as a result of a decrease in amortization expense from capitalized software costs that became fully amortized in recent periods.
Amortization of capitalized software costs for the first nine months of fiscal 2015 was consistent compared with the first nine months of fiscal 2014. This was primarily due to an impairment recorded in the second quarter of fiscal 2015 of $13 million relating to capitalized software and other intangible assets within the Enterprise Solutions segment (see Note E, “Goodwill, Capitalized Software and Other Intangible Assets,” in the Notes to the Condensed Consolidated Financial Statements for additional information) which was offset by a decrease in amortization expense from capitalized software costs that became fully amortized in recent periods.
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
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. For the third quarter of fiscal 2015, the increase in selling and marketing expenses compared with the third quarter of fiscal 2014 was primarily attributable to an increase in expenses of $16 million associated with CA World ‘14, which occurred in the third quarter of fiscal 2015, partially offset by a decrease in commissions resulting from a decrease in new sales, and a favorable effect from foreign exchange of $6 million.
For the first nine months of fiscal 2015, the decrease in selling and marketing expenses compared with the first nine months of fiscal 2014 was primarily due to a decrease in commissions expenses resulting from a decrease in new sales during the first nine months of fiscal 2015.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. General and administrative expenses decreased for the third quarter and first nine months of fiscal 2015 compared with the third quarter and first nine months of fiscal 2014, respectively, primarily due to lower personnel-related expenses.
Product Development and Enhancements
Product development and enhancements expenses in the third quarter of fiscal 2015 were generally consistent compared with the year-ago period.
Product development and enhancements expenses increased in the first nine months of fiscal 2015 compared with the year-ago period primarily due to the decrease in capitalized software development costs in the first nine months of fiscal 2015 of $32 million (see “Amortization of Capitalized Software Costs” above), partially offset by a decrease in personnel-related costs from a reduced headcount as a result of the Fiscal 2014 Plan.

Depreciation and Amortization of Other Intangible Assets
For the third quarter and first nine months of fiscal 2015, depreciation and amortization expense decreased compared with the third quarter and first nine months of fiscal 2014, respectively, primarily due to a decrease in property and equipment depreciation expense and, to a lesser extent, a decrease in amortization expense associated with other intangible assets that became fully amortized in recent periods.
Other Expenses, Net
The summary of other expenses, net was as follows:

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014
	(dollars in millions)
Fiscal 2014 Plan	$(1)	$12
Legal settlements	11	12
Gains from foreign exchange derivative contracts	(10)	(5)
Losses from foreign exchange rate fluctuations	3	3
Other miscellaneous items	3	(9)
Total	$6	$13

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014
	(dollars in millions)
Fiscal 2014 Plan	$20	$131	(1)
Legal settlements	13	28
Gains from foreign exchange derivative contracts	(22)	(20)
Losses from foreign exchange rate fluctuations	8	23
Other miscellaneous items	2	(9)
Total	$21	$153

(1)
During the first quarter of fiscal 2015, we reclassified $3 million of severance costs for the first quarter of fiscal 2014 to discontinued operations. Refer to Note B, “Divestitures,” in the Notes to the Condensed Consolidated Financial Statements for additional information.

In fiscal 2014, the Company’s Board of Directors approved and committed to the Fiscal 2014 Plan to better align its business priorities. Actions under the Fiscal 2014 Plan have been substantially completed and the total cumulative amount incurred to date for severance and facility exit costs were approximately $191 million. Refer to Note C, “Severance and Exit Costs,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Interest Expense, Net
Interest expense, net for the third quarter of fiscal 2015 decreased compared with the third quarter of fiscal 2014 primarily due to the repayment of our 6.125% Senior Notes Due December 2014 and an increase in interest income in the third quarter of fiscal 2015 from higher cash balances during the quarter and higher interest rates year-over-year.
Interest expense, net for the first nine months of fiscal 2015 decreased slightly compared with the first nine months of fiscal 2014 primarily due to the repayment of our 6.125% Senior Notes Due December 2014 and an increase in interest income from higher cash balances during the first nine months of fiscal 2015 and higher interest rates year-over-year, partially offset by additional interest expense relating to our debt offering that occurred during the second quarter of fiscal 2014.
Income Taxes
Income tax expense for the third quarter and first nine months of fiscal 2015 was $88 million and $248 million, respectively, compared with income tax expense for the third quarter and first nine months of fiscal 2014 of approximately $81 million and $60 million, respectively. For the third quarter and first nine months of fiscal 2015, we recognized a net discrete tax benefit of approximately $6 million and $23 million, respectively, resulting from the resolutions of uncertain tax positions upon the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2011 and 2012, the expiration of the statute of limitations relating to uncertain tax positions for a non-U.S. jurisdiction and the retroactive reinstatement in December 2014 of the research and development tax credit in the U.S. For the first nine months of fiscal 2014, we recognized a net discrete tax benefit of approximately $184 million resulting primarily from the resolutions of uncertain tax positions upon the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007. The examinations of our U.S. federal income tax returns have been concluded through fiscal 2012.

Our estimated annual effective tax rate, which excludes the impact of discrete items, for the first nine months of fiscal 2015 and fiscal 2014 was 29.7% and 28.8%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal 2015, which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarter of fiscal 2015 and we are anticipating a fiscal 2015 effective tax rate of approximately 28%.
Discontinued Operations
In the second quarter of fiscal 2015, we sold arcserve for $170 million and recognized a gain on disposal of $19 million, including tax expense of $77 million. In the fourth quarter of fiscal 2014, we identified our CA ERwin Data Modeling solution assets (ERwin) as available for sale.
The results of discontinued operations for the third quarter and first nine months of fiscal 2015 included revenue of $9 million and $55 million, respectively, and income from operations, net of taxes, of $4 million and $11 million, respectively. The results of discontinued operations for the third quarter and first nine months of fiscal 2014 included revenue of $35 million and $103 million, respectively, and income from operations, net of taxes, of $7 million and $21 million, respectively.
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
Segment financial information for the third quarter and first nine months of fiscal 2015 and fiscal 2014 was as follows:

Mainframe Solutions	Third Quarter Fiscal 2015 (1)	Third Quarter Fiscal 2014 (1)
	(dollars in millions)
Revenue	$596	$622
Expenses	248	241
Segment profit	$348	$381
Segment operating margin	58%	61%

Mainframe Solutions	First Nine Months Fiscal 2015 (1)	First Nine Months Fiscal 2014 (1)
	(dollars in millions)
Revenue	$1,820	$1,865
Expenses	717	716
Segment profit	$1,103	$1,149
Segment operating margin	61%	62%

(1)	Information presented excludes the results of our discontinued operations.
For the third quarter of fiscal 2015, Mainframe Solutions revenue decreased compared with the year-ago period primarily due to an unfavorable foreign exchange effect of $16 million and, to a lesser extent, insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. For the third quarter of fiscal 2015, Mainframe Solutions operating margin decreased primarily as a result of lower revenue and an increase in costs associated with CA World ‘14.
For the first nine months of fiscal 2015, Mainframe Solutions revenue decreased compared with the year-ago period primarily due to insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. There was also an unfavorable foreign exchange effect of $10 million for the first nine months of fiscal 2015. For the first nine months of fiscal 2015, Mainframe Solutions operating margin decreased slightly as a result of the decrease in revenue.

Enterprise Solutions	Third Quarter Fiscal 2015 (1)	Third Quarter Fiscal 2014 (1)
	(dollars in millions)
Revenue	$405	$412
Expenses	347	357
Segment profit	$58	$55
Segment operating margin	14%	13%

Enterprise Solutions	First Nine Months Fiscal 2015 (1)	First Nine Months Fiscal 2014 (1)
	(dollars in millions)
Revenue	$1,151	$1,174
Expenses	999	1,045
Segment profit	$152	$129
Segment operating margin	13%	11%

(1)	Information presented excludes the results of our discontinued operations.
Enterprise Solutions revenue for the third quarter of fiscal 2015 decreased compared with the year-ago period due to an unfavorable foreign exchange effect of $10 million for the third quarter of fiscal 2015. Enterprise Solutions operating margin for the third quarter of fiscal 2015 increased compared with the year-ago period primarily as a result of lower commissions and personnel-related expenses, partially offset by an increase in costs associated with CA World ‘14.
Enterprise Solutions revenue for the first nine months of fiscal 2015 decreased compared with the year-ago period primarily due to a decrease in subscription and maintenance revenue. There was also an unfavorable foreign exchange effect of $7 million for the first nine months of fiscal 2015. Enterprise Solutions operating margin for the first nine months of fiscal 2015 increased compared with the year-ago period primarily as a result of lower commissions and personnel-related expenses.

Services	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014
	(dollars in millions)
Revenue	$90	$94
Expenses	85	90
Segment profit	$5	$4
Segment operating margin	6%	4%

Services	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014
	(dollars in millions)
Revenue	$268	$289
Expenses	256	268
Segment profit	$12	$21
Segment operating margin	4%	7%

Services revenue for the third quarter and first nine months of fiscal 2015 decreased compared with the third quarter and first nine months of fiscal 2014, respectively, primarily as a result of a decrease in the size and number of services engagements during both the third quarter and first nine months of fiscal 2015, including non-core engagements with government customers that are not directly related to our software product sales. We currently expect the percentage decline in services revenue to be greater than the percentage decline in total revenue for fiscal 2015 compared with fiscal 2014. This decline is primarily a result of the decrease in non-core services engagements with government customers that are not directly related to our software product sales. We are also refocusing on services engagements that drive new product sales. In addition, for the long term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our services engagements. There was also an unfavorable foreign exchange effect of $2 million for the third quarter of fiscal 2015. Operating margin for our Services segment increased in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 as a result of a decrease in personnel-related costs. Operating margin for our Services segment decreased in the first nine months of fiscal 2015 compared with the first nine months of fiscal 2014 as a result of a number of factors, including the decrease in revenue and lower utilization rates for services personnel due to the decrease in the number of services engagements. As part of our expectations of increased total operating expenses in the fourth quarter of fiscal 2015 compared with the third quarter of fiscal 2015, we currently believe that cost of professional services will also increase such that the operating margin for professional services will be negatively affected for the fourth quarter of fiscal 2015.
Refer to Note P, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Bookings
Total Bookings
For the third quarter of fiscal 2015 and 2014, total bookings were $1,067 million and $1,565 million, respectively. The decrease in bookings was due to an expected year-over-year decrease in renewals within subscription and maintenance bookings. Total renewals decreased by a percentage in the high thirties primarily due to the timing of our renewal portfolio. Excluding the unfavorable effect of foreign currency, total renewals decreased by a percentage in the mid-thirties. This timing reflects the decrease in the value of contracts generally available for renewal compared with the year-ago period. In addition, during the third quarter of fiscal 2014, there was a four-year contract renewal with a large system integrator for more than $300 million.
Total new product sales, a subset of our total bookings, for the third quarter of fiscal 2015 decreased by a percentage in the low teens compared with the year-ago period. Excluding the unfavorable effect of foreign currency, total new product sales decreased by approximately ten percent.
Mainframe solutions new product sales and capacity growth can be inconsistent on both a quarterly and annual basis. We believe the period-over-period change in mainframe solutions new sales and capacity combined is a more appropriate measure of performance and, therefore, we provide only total mainframe solutions new sales information, which includes mainframe solutions capacity. For the third quarter of fiscal 2015, mainframe solutions new sales declined by a percentage in the low single digits. Excluding the unfavorable effect of foreign exchange, mainframe solutions new sales increased by a percentage in the low single digits, primarily due to an increase in demand for mainframe solutions that leverage the existing data and logic residing on the mainframe to develop mobile and web based applications. Enterprise solutions new product sales decreased by a percentage in the high teens primarily as a result of the timing of our renewal portfolio providing fewer opportunities for new sales and smaller transaction sizes. Excluding the unfavorable effect of foreign exchange, enterprise solutions new product sales decreased by a percentage in the mid-teens. While total new product sales decreased year-over-year, renewal and attach rates were generally consistent with historical rates in our Platinum customer accounts. While new product sales performance in our Named and Growth customer accounts was below our expectations, the volume of transactions in our growth products within Enterprise Solutions grew year-over-year.
Total bookings in the third quarter of fiscal 2015 compared with the year-ago period decreased in all regions except for the Asia Pacific Japan region. The decrease in the United States was primarily due to the timing of our renewal portfolio and the aforementioned contract renewal with a large system integrator in the third quarter of fiscal 2014. The decrease in the Europe, Middle East and Africa region was primarily due to the timing of our renewal portfolio.
Total new product sales in the third quarter of fiscal 2015 compared with the year-ago period decreased in all regions except the Asia Pacific Japan region. Excluding the unfavorable effect of foreign exchange, total new product sales in the Europe, Middle East and Africa region would have increased as a result of continued improvement in our sales execution. Total new product sales in the United States were lower primarily due to smaller transaction sizes.

For the first nine months of fiscal 2015 and 2014, total bookings were $2,540 million and $3,205 million, respectively. The decrease in bookings was primarily due to a year-over-year decrease in renewals within subscription and maintenance bookings and professional services bookings. Total renewals decreased from the year-ago period by a percentage in the mid-twenties primarily due to the timing of our renewal portfolio compared with the year-ago period. In addition, during the third quarter of fiscal 2014, there was the aforementioned contract renewal with a large system integrator. Professional services bookings decreased primarily due to a decrease in the size and number of professional services engagements during the first nine months of fiscal 2015, including non-core engagements with government customers that are not directly related to our software product sales. Additionally, professional services bookings in the first quarter of fiscal 2014 were positively affected by several large engagements.
Total new product sales, a subset of our total bookings, for the first nine months of fiscal 2015 decreased by a mid-single-digit percentage compared with the first nine months of fiscal 2014. For the first nine months of fiscal 2015, enterprise solutions new sales decreased by a mid-single-digit percentage as a result of lower new sales in the third quarter as described above.
For the first nine months of fiscal 2015, mainframe solutions new product sales declined by approximately ten percent. The decrease in mainframe solutions new product sales was primarily due to lower new sales during the first half of fiscal 2015 as a result of the renewal portfolio being more heavily weighted to enterprise solutions renewals in the first half of fiscal 2015. Overall, we expect our Mainframe Solutions revenue to be flat or decrease by a low-single-digit percentage over the medium term, which we believe is in line with the mainframe market.
Total new product sales in the first nine months of fiscal 2015 compared with the year-ago period decreased in all regions except for the Asia Pacific Japan region.
Total bookings in the first nine months of fiscal 2015 compared with the year-ago period decreased in all regions except for the Asia Pacific Japan region. The decrease in the United States was primarily due to the timing of our renewal portfolio and the aforementioned contract renewal with a large system integrator in the third quarter of fiscal 2014. The decrease in the Europe, Middle East and Africa region was primarily due to the timing of our renewal portfolio.
Generally, quarters with smaller renewal inventories result in a lower level of bookings both because renewal bookings will be lower and, to a lesser extent, because renewals also remain an important opportunity for new product sales.
Subscription and Maintenance Bookings
For the third quarter of fiscal 2015 and fiscal 2014, subscription and maintenance bookings were $880 million and $1,346 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to a decrease in our Mainframe Solutions and Enterprise Solutions renewals and, to a lesser extent, a decrease in new product sales that are recognized within subscription and maintenance bookings. In addition, during the third quarter of fiscal 2014, there was a four-year contract renewal with a large system integrator for more than $300 million.
During the third quarter of fiscal 2015, we executed a total of 18 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $394 million. During the third quarter of fiscal 2014, we executed a total of 17 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $874 million, which includes the aforementioned contract renewal with a large system integrator. Renewal bookings, as we report them, do not include new product and capacity sales and professional services arrangements. For the third quarter of fiscal 2015, renewal bookings decreased by a percentage in the high thirties compared with the third quarter of fiscal 2014. Excluding the unfavorable effect of foreign currency, total renewals decreased by a percentage in the mid-thirties.
Mainframe Solutions and Enterprise Solutions renewals decreased year-over-year, primarily due to the timing of our third quarter renewal portfolio compared with the year-ago period. This timing reflects the decrease in the value of contracts generally available for renewal compared with the year-ago period. Renewals can close before their scheduled renewal date for a number of reasons, including customer preference, customer needs for additional products or capacity, or our preference. The level of contracts closed prior to scheduled expiration dates and the reasons for such closings can vary from quarter to quarter. For the third quarter of fiscal 2015, our percentage renewal yield was approximately 90 percent. We continue to expect the value of our fiscal 2015 renewal portfolio to decline by a high-single-digit percentage compared with fiscal 2014. Excluding the impact from a contract renewal with a large system integrator that occurred during the third quarter of fiscal 2014, we continue to expect the value of our fiscal 2015 renewal portfolio to be consistent with the value of our fiscal 2014 renewal portfolio. For the fourth quarter of fiscal 2015, we expect the value of our renewal portfolio to increase by a percentage in the twenties from the year-ago period. In connection with this increase, we expect total new product sales in the fourth quarter of fiscal 2015 to increase by a percentage at least in the low single digits compared with the fourth quarter of fiscal 2014. Excluding the unfavorable effect of foreign exchange, we expect total new product sales in the fourth quarter of fiscal 2015 to increase by a percentage at least in the mid-single digits compared with the fourth quarter of fiscal 2014. We currently expect our fiscal 2016 renewal portfolio to increase compared with fiscal 2015.

For the first nine months of fiscal 2015 and fiscal 2014, subscription and maintenance bookings were $2,054 million and $2,658 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to a decrease in our Mainframe Solutions renewals and, to a lesser extent, a decrease in our Enterprise Solutions renewals. In addition, there was a decrease in professional services bookings.
Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. For the third quarter of fiscal 2015, annualized subscription and maintenance bookings decreased from $366 million in the prior year period to $267 million. The decrease in annualized subscription and maintenance bookings was primarily a result of the lower level of renewal bookings executed during the third quarter of fiscal 2015 compared with the third quarter of 2014. The weighted average subscription and maintenance license agreement duration in years decreased from 3.68 in the third quarter of fiscal 2014 to 3.29 in the third quarter of fiscal 2015.
Although each contract is subject to terms negotiated by the respective parties, we do not expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 75% held in our subsidiaries outside the United States at December 31, 2014. Cash and cash equivalents totaled $2,683 million at December 31, 2014, representing a decrease of $569 million from the March 31, 2014 balance of $3,252 million. During the first nine months of fiscal 2015, there was a $310 million unfavorable translation effect from foreign currency exchange rates on cash held outside the United States in currencies other than the U.S. dollar.
Although 75% of our cash and cash equivalents is held by foreign subsidiaries, we currently neither intend nor expect a need to repatriate these funds to the United States in the foreseeable future. We expect existing domestic cash, cash equivalents and cash flows from operations to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding for capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding for capital expenditures, acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter.
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

For the third quarter of fiscal 2015, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $88 million compared with $251 million for the third quarter of fiscal 2014. For the first nine months of fiscal 2015, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $323 million compared with $395 million for the first nine months of fiscal 2014.
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

(in millions)	December 31, 2014 (1)	March 31, 2014 (1)	December 31, 2013 (1)
Billings backlog:
Amounts to be billed – current	$2,044	$1,983	$2,167
Amounts to be billed – noncurrent	1,888	2,365	2,410
Total billings backlog	$3,932	$4,348	$4,577

Revenue backlog:
Revenue to be recognized within the next 12 months – current	$3,189	$3,500	$3,399
Revenue to be recognized beyond the next 12 months – noncurrent	3,496	4,139	4,144
Total revenue backlog	$6,685	$7,639	$7,543

Deferred revenue (billed or collected)	$2,753	$3,291	$2,966
Total billings backlog	3,932	4,348	4,577
Total revenue backlog	$6,685	$7,639	$7,543

(1)	Information presented excludes the results of our discontinued operations.
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

(in millions)	December 31, 2014 (1)	March 31, 2014 (1)	December 31, 2013 (1)
Expected future cash collections:
Total billings backlog	$3,932	$4,348	$4,577
Trade accounts receivable, net	669	800	714
Total expected future cash collections	$4,601	$5,148	$5,291

(1)	Information presented excludes the results of our discontinued operations.
The decrease in billings backlog at December 31, 2014 compared with December 31, 2013 and March 31, 2014 was primarily a result of lower bookings during the third quarter of fiscal 2015 which includes the aforementioned contract renewal with a large system integrator. Excluding the unfavorable effect of foreign exchange, billings backlog would have decreased 11% at December 31, 2014 compared with December 31, 2013 and would have decreased 6% compared with March 31, 2014.

The decrease in expected future cash collections at December 31, 2014 compared with December 31, 2013 and March 31, 2014 was primarily driven by the decrease in billings backlog, as described above, and a decrease in trade accounts receivable, net.
The decrease in total revenue backlog at December 31, 2014 compared with December 31, 2013 was primarily a result of the decrease in the third quarter bookings for fiscal 2015 compared to fiscal 2014, which included the aforementioned contract renewal with a large system integrator. The decrease in total revenue backlog at December 31, 2014 compared with March 31, 2014 was primarily a result of the typical higher level of bookings in the fourth quarter of a fiscal year compared with the third quarter of a fiscal year.
Excluding the unfavorable effect of foreign exchange, total revenue backlog would have decreased 8% at December 31, 2014 compared with December 31, 2013 and would have decreased 9% compared with March 31, 2014.
Revenue to be recognized in the next 12 months decreased 6% at December 31, 2014 compared with December 31, 2013. Excluding the unfavorable effect of foreign exchange, revenue to be recognized in the next 12 months would have decreased 2%. Revenue to be recognized in the next 12 months decreased 9% at December 31, 2014 compared with March 31, 2014. Excluding the unfavorable effect of foreign exchange, revenue to be recognized in the next 12 months would have decreased 5%. These decreases were the results of the factors described above.
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
Net Cash Provided by Operating Activities - Continuing Operations

	Third Quarter of Fiscal		Change
	2015 (1)	2014 (1)	2015 / 2014
	(in millions)
Cash collections from billings (2)	$1,072	$1,254	$(182)
Vendor disbursements and payroll (2)	(687)	(689)	2
Income tax payments, net	(57)	(107)	50
Other disbursements, net (3)	(15)	(39)	24
Net cash provided by operating activities - continuing operations	$313	$419	$(106)

(1)	Information presented excludes the results of our discontinued operations.

(2)	Amounts include value added taxes and sales taxes.

(3)
For the third quarter of fiscal 2015, amount includes $9 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For the third quarter of fiscal 2014, amount includes $19 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements.

	First Nine Months of Fiscal		Change
	2015 (1)	2014 (1)	2015 / 2014
	(in millions)
Cash collections from billings (2)	$3,105	$3,234	$(129)
Vendor disbursements and payroll (2)	(2,224)	(2,252)	28
Income tax payments, net	(238)	(353)	115
Other disbursements, net (3)	(98)	(134)	36
Net cash provided by operating activities - continuing operations	$545	$495	$50

(1)	Information presented excludes the results of our discontinued operations.

(2)	Amounts include value added taxes and sales taxes.

(3)
For the first nine months of fiscal 2015, amount includes $55 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For the first nine months of fiscal 2014, amount includes $78 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements.

Third Quarter Comparison Fiscal 2015 Versus Fiscal 2014
Operating Activities:
Net cash provided by operating activities from continuing operations for the third quarter of fiscal 2015 was $313 million, representing a decrease of $106 million compared with the third quarter of fiscal 2014. Net cash provided by operating activities decreased compared with the year-ago period primarily due to a decrease in cash collections of $182 million, which was mainly due to lower single installment collections of $163 million. The overall decrease is partially offset by lower income tax payments of $50 million. In addition, there was a favorable effect of lower cash payments associated with the Fiscal 2014 Plan of $10 million.
Investing Activities:
Net cash used in investing activities from continuing operations for the third quarter of fiscal 2015 was $32 million compared with $12 million for the third quarter of fiscal 2014. The increase in net cash used in investing activities was primarily due to an increase in cash paid for acquisitions and purchased software of $18 million for the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014.
Financing Activities:
Net cash used in financing activities from continuing operations for the third quarter of fiscal 2015 was $652 million compared with $235 million for the third quarter of fiscal 2014. The increase in net cash used in financing activities was primarily due to the $500 million repayment of our 6.125% Senior Notes due December 2014, partially offset by a decrease in common share repurchases of $65 million and an increase in net borrowings from our notional pooling arrangement of $21 million compared with the year-ago period.
First Nine Months Comparison Fiscal 2015 Versus Fiscal 2014
Operating Activities:
Net cash provided by operating activities from continuing operations for the first nine months of fiscal 2015 was $545 million, representing an increase of $50 million compared with the first nine months of fiscal 2014. Net cash provided by operating activities increased compared with the year-ago period primarily due to lower income tax payments of $115 million, a decrease in vendor disbursements and payroll of $28 million and lower cash payments associated with the Fiscal 2014 Plan of $23 million. Offsetting these favorable effects was a decrease in cash collections of $129 million, primarily due to lower single installment collections of $72 million.
Investing Activities:
Net cash used in investing activities from continuing operations for the first nine months of fiscal 2015 was $78 million compared with $32 million for the first nine months of fiscal 2014. The increase in net cash used in investing activities was primarily due to the maturities of short-term investments during the first quarter of fiscal 2014 of $184 million, offset by a decrease in cash paid for acquisitions and purchased software of $95 million and a decrease in capitalized software development costs of $39 million. The year-over-year change in our investment amounts is a result of a change in the allocation of our investment portfolio, which reduced our investments in instruments with maturities greater than 90 days.
Financing Activities:
Net cash used in financing activities from continuing operations for the first nine months of fiscal 2015 was $859 million compared with $152 million for the first nine months of fiscal 2014. The increase in net cash used in financing activities was primarily due to the $500 million repayment of our 6.125% Senior Notes due December 2014 paid during the third quarter of fiscal 2015 and the receipt of proceeds of $498 million from our August 2013 debt offering in the second quarter of fiscal 2014, partially offset by a decrease in common share repurchases of $215 million compared with the year-ago period.

Debt Obligations
As of December 31, 2014 and March 31, 2014, our debt obligations consisted of the following:

	December 31, 2014	March 31, 2014
	(in millions)
Revolving credit facility due June 2018	$—	$—
5.375% Senior Notes due December 2019	750	750
6.125% Senior Notes due December 2014, net of unamortized premium from fair value hedge of $8 at March 31, 2014	—	508
2.875% Senior Notes due August 2018	250	250
4.500% Senior Notes due August 2023	250	250
Other indebtedness, primarily capital leases	14	13
Unamortized discount for Notes	(4)	(5)
Total debt outstanding	$1,260	$1,766
Less the current portion	(8)	(514)
Total long-term debt portion	$1,252	$1,252
During the third quarter of fiscal 2015, we repaid our 6.125% Senior Notes due December 2014 for $500 million.
Other Indebtedness
We have available an unsecured and uncommitted multi-currency line of credit to meet short-term working capital needs for our subsidiaries operating outside the United States. We use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At December 31, 2014 and March 31, 2014, $30 million and $49 million, respectively, of this line of credit was pledged in support of bank guarantees and other local credit lines. At December 31, 2014, none of these arrangements were drawn down by third parties. At March 31, 2014, less than $1 million of these arrangements were drawn down by third parties.
We use a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, we and our participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. The activity under this cash pooling arrangement for the nine months ended December 31, 2014 and 2013 was as follows:

	Nine Months Ended December 31,
	2014	2013
	(in millions)
Total borrowings outstanding at beginning of period (1)	$139	$136
Borrowings	4,226	2,577
Repayments	(4,145)	(2,603)
Foreign currency exchange effect	(82)	28
Total borrowings outstanding at end of period (1)	$138	$138

(1)	Included in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheets.
For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2014 Form 10-K.
Effect of Exchange Rate Changes
There was a $310 million unfavorable impact to our cash balances in the first nine months of fiscal 2015 predominantly due to the strengthening of the U.S. dollar against the euro (12%), the Israeli shekel (11%), the British pound sterling (7%), the Australian dollar (12%), the Japanese yen (14%), the Brazilian real (14%) and the Norwegian krone (20%).
There was a $38 million favorable impact to our cash balances in the first nine months of fiscal 2014 predominantly due to the weakening of the U.S. dollar against the euro (7%), the British pound sterling (9%) and the Israeli shekel (5%), partially offset by the strengthening of the U.S. dollar against the Brazilian real (14%), the Australian dollar (14%) and the Japanese yen (10%).

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2014 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At December 31, 2014, there was no material change to this information.
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

Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2014 Form 10-K. We believe that as of December 31, 2014, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the third quarter of fiscal 2015:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
October 1, 2014 - October 31, 2014	—	$—	—	$950,000
November 1, 2014 - November 30, 2014	—	$—	—	$950,000
December 1, 2014 - December 31, 2014	2,526	$29.69	2,526	$875,000
Total	2,526		2,526
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
During the first nine months of fiscal 2015, we repurchased 4.3 million shares of our common stock for $125 million. At December 31, 2014, we remained authorized to purchase $875 million of our common stock under the current stock repurchase program. We entered into an agreement effective January 2, 2015 to repurchase $75 million of our common stock to be delivered in March 2015.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation.	8-K	3.3	3/9/06
3.2	By-Laws of the Company, as amended.	8-K	3.1	2/28/07
10.1*	Schedules A, B, and C (as amended effective January 14, 2015) to CA, Inc. Change in Control Severance Policy.				X
12	Statement of Ratios of Earnings to Fixed Charges.				X
15	Accountants’ Acknowledgment Letter.				X
31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
32†	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):				X
(i) Condensed Consolidated Balance Sheets - December 31, 2014 (Unaudited) and March 31, 2014.
(ii) Unaudited Condensed Consolidated Statements of Operations - Three and Nine Months Ended December 31, 2014 and 2013.
(iii) Unaudited Condensed Consolidated Statements of Comprehensive Income - Three and Nine Months Ended December 31, 2014 and 2013.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows - Nine Months Ended December 31, 2014 and 2013.
(v) Notes to Condensed Consolidated Financial Statements - December 31, 2014.

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
Dated: January 21, 2015