Form 10-K
period 2015-03-31
CA, INC.
filed 2015-05-08
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
✓	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2015
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
Large accelerated filer    ✓    Accelerated filer          Non-accelerated filer          Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No    ✓
The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8.8 billion based on the closing price of $27.94 on the NASDAQ Stock Market LLC on that date.
The number of shares of each of the registrant’s classes of common stock outstanding at May 1, 2015 was 439,677,517 shares of common stock, par value $0.10 per share.
Documents Incorporated by Reference:
Part III: Portions of the Proxy Statement to be issued in conjunction with the registrant’s 2015 Annual Meeting of Stockholders.

CA, Inc.

This Annual Report on Form 10-K (Form 10-K) contains certain forward-looking information relating to CA, Inc. (which we refer to as the “Company,” “Registrant,” “CA Technologies,” “CA,” “we,” “our,” or “us”) that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-K, the words “believes,” “plans,” “anticipates,” “expects,” “estimates,” “targets,” and similar expressions relating to the future are intended to identify forward-looking information. Forward-looking information includes, for example, not only the statements relating to the future made under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Item 7, but also statements relating to the future that appear in other parts of this Form 10-K. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described under the caption “Risk Factors” in Part I, Item 1A and elsewhere in this Form 10-K. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from the forward-looking information described in this Form 10-K as believed, planned, anticipated, expected, estimated, targeted or similarly identified. We do not intend to update these forward-looking statements.
The declaration and payment of future dividends by the Company is subject to the determination of the Company's Board of Directors, in its sole discretion, after considering various factors, including the Company's financial condition, historical and forecast operating results, and available cash flow, as well as any applicable laws and contractual covenants and any other relevant factors. The Company's practice regarding payment of dividends may be modified at any time and from time to time.
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
References in this Form 10-K to fiscal 2015, fiscal 2014, fiscal 2013 and fiscal 2012, etc. are to our fiscal years ended on March 31, 2015, 2014, 2013 and 2012, etc., respectively.

Part I

Item 1. Business.
(a) General Development of Business
Overview
CA Technologies is one of the world’s leading providers of information technology (IT) management software and solutions. Our solutions help organizations of all sizes plan, develop, manage, and secure applications and IT infrastructure that increase productivity and enhance competitiveness in their businesses. We do this across a wide range of environments, such as mainframe, distributed, cloud and mobile. The majority of the Global Fortune 500 relies on us to help manage their IT environments.
Fiscal 2015 Business Developments and Highlights
The following are significant developments and highlights relating to our business during fiscal 2015:

•	In June 2014, we announced the availability of CA Cloud Service Management - a mobile-ready, SaaS-based IT Service Management (ITSM) solution that delivers simplicity and speed across the enterprise.

•	In July 2014, we divested our CA arcserve data protection business. The transaction continued to rationalize our portfolio and further sharpens our focus on core capabilities.

•
In Forrester Research, Inc.’s September 2014 report we were named a "Leader" in "The Forrester Wave™: Application Programing Interface (API) Management Solutions, Q3 2014. *" The solutions evaluated for the report included CA API Gateway (formerly CA Layer 7 API Gateway), CA Mobile API Gateway (formerly CA Layer 7 Mobile Access Gateway) and CA API Developer Portal (formerly CA Layer 7 Portal).

•
In November 2014, we held our annual user conference, CA World ‘14. This event showcased our unique strength in serving customers in the Application Economy. The event highlighted our solutions as well as our vision of the future to thousands of customers and partners.

•	In December 2014, we repaid our 6.125% Senior Notes due December 2014 in full for $500 million.
We made the following changes to our executive officers and Board of Directors:

•	In February 2015, Michael C. Bisignano joined as Executive Vice President and General Counsel.

•	In March 2015, Jeffrey G. Katz was elected to our Board of Directors.
(b) Financial Information About Segments
The internal reporting used by our Chief Executive Officer for evaluating segment performance and allocating resources is based on the disaggregation of our operations into three operating segments: Mainframe Solutions, Enterprise Solutions and Services.
Our Mainframe Solutions and Enterprise Solutions segments comprise our software business organized by the nature of our software offerings and the platform on which the products operate. Our Mainframe Solutions segment products help customers and partners transform mainframe management, gain more value from existing technology and extend mainframe capabilities. Our Enterprise Solutions segment consists of various product offerings, including: DevOps, which helps customers unite application development and IT operations; Management Cloud, where we help customers optimize IT investments; and Security, which consists of identity and access management. The Services segment comprises product implementation, consulting, customer education and customer training. These services primarily include those directly related to our mainframe solutions and enterprise solutions.
Refer to Note 17, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.
(c) Narrative Description of the Business
Business Strategy
Software is powering a major transformation of businesses worldwide, in every industry. Enterprises and consumers are demanding continuous availability of online services and efficient online interfaces. New applications are changing business models and many organizations are looking to IT to gain a competitive edge through faster delivery of products and services, new customer acquisition and agile responses to market change.

* Forrester Research Inc., "The Forrester Wave™: API Management Solutions, Q3 2014, September 29, 2014."

Consumerization of IT is increasing due to expanded use of mobile devices and simpler, more intuitive online interfaces that have dramatically changed user expectations. Companies are allowing employees to bring their own mobile devices to work and use them for a number of corporate activities, such as email, expense reporting and time accounting. This movement, known as "Bring Your Own Device" or "BYOD," has resulted in increased corporate productivity. With the proliferation of mobile devices, vast amounts of data are being generated, including data from social networks. This ambient data - the massive amounts of data being generated and stored within and outside the enterprise - is being collected and analyzed, providing new insights for companies.
In this hyper-connected data-driven environment, software is often the key differentiator in a company’s everyday business operations and go-to-market strategy. As a result, companies are investing heavily in technology, particularly in application development and user interfaces. We are helping our customers adapt and grow in this new business environment, which we call the Application Economy.
Our goal is to be the world’s leading independent software provider for IT management and security solutions that help organizations and enterprises plan, develop, manage, and secure modern IT architectures, across mainframe, distributed, cloud and mobile environments. To accomplish this, key elements of our strategy include:

•
Innovating in key product areas to extend our market position and differentiation. Our product development strategy is built around three key growth areas, where we are focused on innovating and delivering differentiated products and solutions: DevOps, Management Cloud and Security across multiple platforms. We innovate and build products to help customers manage and transform their businesses in an increasingly software- and new application-driven economy and business environment. First, we help enable businesses to accelerate and automate the continuous delivery of next-generation applications by delivering a highly differentiated DevOps suite including Application Delivery, Application Performance Management and Infrastructure Management solutions. Second, we help connect operational IT to strategic business outcomes and manage the business side of IT through greater analytics and insight from our Management Cloud offerings, such as Project and Portfolio Management and Service Management. Finally, we seek to advance our Security leadership with solutions that address the increasing challenges of composite application architectures through Identity and Access Management, Data-centric Security and Application Programing Interface (API) Management. Throughout each of these areas we are focused on developing solutions that are easy to use, easy to implement, and have favorable total cost of ownership.

•
Addressing shifts in market dynamics and technology. We will innovate with the intent to deliver new differentiated solutions that enable our customers to manage the challenges and capture the opportunities of disruptive technologies, such as ambient data; unwired enterprise - ubiquitously connected network of devices that are changing how we view computing; and API assembled apps - opening up and connecting data and business logic from multiple internal and external parties to create user apps that drive business value. We will continue to align our sales, marketing and development spending with the areas that maximize our return on investment.

•
Accelerating growth in our global customer base. We are focused on maintaining strong relationships with our core, large enterprise customer base, and will proactively target growth with these customers as well as new enterprises we do not currently serve. In parallel, we are broadening our customer base to new buyer segments beyond the customer’s Chief Information Officer and IT department and increasingly to geographic regions we have underserved. We are making adjustments to our sales, services and marketing resources to reach these customers and respond to changes in customer buying behaviors, such as the need for solutions that are simple and cost-effective to buy, install, deploy, manage and secure.

•
Pursuing new business models and expanded routes to market. While our traditional on-premise software delivery remains core to many enterprise customers, we see cloud-based and lightweight try-and-buy models as increasingly attractive for our customers. This simplifies their decision-making and accelerates the value they can derive from new solution investments. This delivery model allows us to extend our market reach, speed adoption of our solutions, improve our efficiencies, and compete more effectively for a larger number of customers globally.

Business Organization
We have a broad and deep portfolio of software solutions with which to execute our business strategy. We organize our offerings in Mainframe Solutions, Enterprise Solutions and Services operating segments.
Mainframe Solutions products are designed mainly for the IBM System z mainframe platform, which runs many of our largest customers' mission-critical applications. We help customers seamlessly manage the mainframe as part of their strategy to succeed in the Application Economy through unified management approaches, end-to-end visibility and application portability. New innovation allows customers to effectively manage their mainframes as part of complex, heterogeneous data environments and accelerate development of mobile-to-mainframe applications to support DevOps initiatives. New technologies, such as CA Application Lifecycle Conductor and vStorm Connect Data Streaming for Big Data, extend our comprehensive mainframe portfolio - including systems and database management, automation, application development and security - helping customers embrace new business models, drive business agility and increase competitiveness.

Enterprise Solutions products operate on mainly non-mainframe platforms and include our DevOps, Management Cloud and Security product groups.

•
DevOps: In today’s fast moving world, most companies are bringing some software development in-house. Our DevOps solutions include Application Delivery solutions, Application Performance Management solutions and Infrastructure Management solutions and enable state-of-the-art application development in compressed timescales.

•
Application Delivery solutions help customers deliver innovative applications faster, with higher quality and at a lower cost. As a key part of CA Technologies' DevOps offering, these tools help organizations create and deliver new business services by optimizing application development testing processes and by automating the deployment of applications across all stages of the application lifecycle. The cornerstones of the CA Application Delivery portfolio include CA Service Virtualization, which eliminates constraints in the testing process by modeling and simulating both the behavior and performance characteristics of dependent systems and services; and CA Release Automation, which automates and orchestrates the complex process of deploying and promoting new application capabilities from development through production.

•
Application Performance Management (APM) solutions are designed to scale and manage billions of transactions, from any device, across critical enterprise, mainframe and mobile applications. By providing deep-dive application diagnostics, end-user experience monitoring, synthetic monitoring and analytics, our APM solutions help to ensure service quality, increase revenue, improve productivity and enhance customer satisfaction.

•
Infrastructure Management solutions offer a unified approach to monitoring and managing the performance and capacity of IT assets and services within traditional data centers and cloud environments. Our solutions provide operations teams in some of the largest IT organizations in the world with quick access to the information they need to improve service quality, predictability and efficiency with less effort and reduced costs.

•
Management Cloud: Our suite of management applications delivered from the cloud enables increased speed and scale and includes our IT Business Management (ITBM) solutions, API Management solutions and Enterprise Mobility Management solutions.

•
IT Business Management solutions help customers optimize their investments, projects, resources and processes. ITBM comprises core project and portfolio management and service management applications that are delivered both through SaaS and on premise. For example, with our market-leading CA Project & Portfolio Management, we help customers improve technology investment decision-making, optimize their resources and execute projects at a higher value and with less risk. CA Service Management solutions help organizations improve service quality and end-user productivity by automating service requests, improving operational processes and mitigating software compliance risk.

•
API Management solutions help organizations seamlessly and securely connect valuable data to mobile apps, cloud platforms, developers and the ‘Internet of Things’ through APIs. With APIs, organizations are able improve business agility, accelerate time-to-value and increase revenue through new routes to market. CA API Management enables organizations to monetize and unlock the value of data through the creation, publishing and billing of APIs, integrate legacy systems with modern applications, simplify app development, and mitigate API risks through security, identity and access management. CA API Management meets the scale, flexibility and security needs of some of the most demanding industries and is offered as both a SaaS and on-premise delivery model.

•	Enterprise Mobility Management solutions address the challenges presented by the management of mobile devices, applications, content and emails within an enterprise.

•
Security (Identity and Access Management) solutions: Security is a concern for all businesses in the Application Economy. Our security solutions focus on smart authentication and deliver identity-centric security solutions to meet the needs of today’s mobile, cloud-connected, open enterprises to succeed in the Application Economy. We provide a broad suite of identity and access management, and data protection solutions that give our customers the ability to centrally manage and control access to applications and data, in both on-premise and cloud deployments, and across Web, mobile, and API channels that work seamlessly with e-commerce applications. Our security solutions can control identities and access throughout the entire interaction - from the device to the data center. This enables us to provide a complete, end-to-end, and multi-channel security solution.

Services helps customers reach their IT and business goals by enabling the rapid implementation and adoption of our mainframe solutions and enterprise solutions. Our professional services team consists of experienced professionals who provide a variety of services, such as consulting, implementation, application management services, education and support services, to both commercial and government customers. With approximately 1,100 certified consultants, architects, project managers and advisors located in 28 countries and an extensive partner ecosystem, CA Services works with customers to navigate complex business and technology challenges and deliver the services that best meet customer goals throughout the entire solution lifecycle. During fiscal 2015, we focused our professional services and education engagements on those connected to new product sales.
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
No single customer accounted for 10% or more of our total revenue for fiscal 2015, 2014 or 2013. Approximately 8% of our total revenue backlog at March 31, 2015, is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local government agencies which are generally subject to: annual fiscal funding approval; renegotiation or termination at the discretion of the government; or both.
Sales and Marketing
We offer our solutions through our direct sales force and indirectly through our partners. We remain focused on strengthening relationships with our core customers and partners--which we refer to as our “Platinum” accounts, consisting of approximately our top 500 accounts--through product leadership, account management and a differentiated customer experience. We believe enhanced relationships in our traditional customer base of large enterprises with multi-year enterprise license agreements will drive renewals and provide opportunities to increase account penetration that will help to drive revenue growth.
At the same time, we continue to dedicate sales resources and deploy additional solutions to address opportunities to sell to new enterprises and to expand our relationship with existing non-Platinum customers--which we refer to as our “Named” and “Growth” customers. Named customers are large potential customers with whom we currently do not have a strong presence and where a competitor often has an established relationship, while Growth customers are mid-size potential customers with whom we currently do not have a strong presence. In addition to this dedication of additional sales resources, we will service some of these customers through partners. We believe we can grow our business and increase market share by delivering differentiated technology and collaborating with partners to leverage their relationships, market reach and implementation capacity. We are deploying new routes to market, and simplifying the buying and deployment process for our customers.
This customer focus allows us to better align marketing and sales resources with how customers want to buy. We have also implemented broad-based business initiatives to drive accountability for sales execution.
Marketing has played a key role in the ongoing transformation of CA Technologies into a company that is focused on the Application Economy. Based on research conducted across global markets, we believe that CA Technologies’ new brand positioning, “Business, rewritten by software,™” is resonating, and that marketing campaigns are positively influencing key reputation metrics and future consideration of CA Technologies in purchase decisions. In particular, marketing has succeeded in narrowing the gap between historical market perceptions of CA Technologies and the Company’s current portfolio of capability.
In the past fiscal year, CA Technologies marketing has on boarded and integrated new talent, tools and processes to create a contemporary demand capability to support sales.
Marketing also led a refreshed CA World, our annual conference aimed at customers and partners. Quantitative and qualitative results from CA World 2014 are positive. Among the key findings: current and potential customers found that we have significantly improved overall visibility of the CA Technologies portfolio and realized how much more CA could help them in the IT arena.
Going forward, we will focus on further enhancing our connection with new and existing customers, contributing directly to business growth and expanding our customer base globally.
Our sales organization operates globally. We operate through branches, subsidiaries and partners around the world. Approximately 61% of our revenue in fiscal 2015 was from operations outside of the United States. At March 31, 2015 and 2014, we had approximately 2,500 and 2,800 sales and sales support personnel, respectively.

Partners
To reach new customers we continue to expand and invest in our go-to-market business model and partner relationships. Our partner strategy aligns our sales and technical resources with a variety of types of business partners to address specific market segments and align with buyer preferences.
We work with several types of partners:

•
Technology partners, both software and hardware, that help us broaden our capabilities, ensure that our software remains compatible with our customers’ existing environments, and adapt and respond to the emergence of new technologies and trends.

•
Global systems integrators who offer our software and solutions in their business practices and leverage their process design, planning and vertical expertise to provide holistic solutions and implementation services for our customers.

•
Regional solution providers who have sales and implementation resources to deliver and support IT solutions and have local market knowledge. Solution providers not only resell our solutions to their customer base, but wrap value-add implementation and integration services for those customers, extending our reach into new market segments.

•
Managed Service Providers who offer IT Management-as-a-Service rather than through a traditional licensed software model for customers of all sizes. These service provider partners range from the largest global IT outsourcing and telecommunications firms to regional and local infrastructure service and managed service providers. Service providers are both buyers of technology and ‘‘sell through’’ partners to buyers of IT Management-as-a-Service.

•
In certain non-U.S. locations, including the Asia-Pacific and Japan region, our primary routes to market are value-added distributors. In other non-U.S. locations, principally Eastern Europe, the Middle East and Africa, we use a franchise model with representatives, who sell our products in a particular region on an exclusive basis.

Continued investment in partner enablement and infrastructure management is intended to facilitate the consolidating and aligning of partner strategies, program offerings and recruitment activities to enhance our relationships with partners. Further, we have coordinated efforts across engineering, operations, marketing, finance, strategy and sales to embrace a partnering culture within the company.
Customer Success
The Customer Success organization is made up of customer advocates, technical support engineers, community managers and an advanced customer data analytics team that together have one common goal: To deliver a superior end-to-end customer experience for customers and partners that creates and sustains satisfaction and loyalty, and serves as a source of competitive advantage for CA Technologies.
The Customer Success teams work with customers to understand their unique business challenges to help maximize the value of their current investments. The Customer Success team aligns with members from education, support, services, partners and development to drive customer adoption, facilitate product expansion and to provide maximum return in minimal time.
CA Support engineers work with customers post-sale to assist in migration and upgrades, resolve issues 24/7, and create self-help knowledge documentation. CA Support operates in 24 locations worldwide, providing assistance in nine languages while consistently earning industry-leading customer satisfaction ratings.
Throughout the customer experience, customers are encouraged to join the online communities to interact and engage with their peers, partners, and CA Technologies experts. We have more than 40,000 community members in over 40 communities who network, ask and answer questions, and share knowledge about our solutions.
Research and Development
We have approximately 5,100 employees globally who design, develop, and support CA Technologies software. We operate principal research and development centers in Islandia, New York; Framingham, Massachusetts; Santa Clara, California; Prague, Czech Republic; as well as Hyderabad and Bangalore, India.
In fiscal 2015, research and development focused on three main areas: leveraging technological advances and market forces to ensure our products continue to be market leading; adapting our products to modern expectations of usability; and increasing quality and stability in our broadly deployed products so that we could generate capacity to focus on innovation initiatives.
We continue to advance our DevOps, Management Cloud and Security solutions while driving a SaaS model across several of our product lines, including security, management cloud, mobility and monitoring. We are making strides towards our SaaS-first development approach through a targeted set of releases to build a SaaS platform and capabilities that makes it easier for new solutions to be built.
Our research and development activities also include a number of efforts to support our technical community in its pursuit of leading solutions for customers. We continue to use CA Technologies Labs and CA University Relations to strengthen our relationships with research communities by working with academia, professional associations, industry standards bodies, customers, and partners to explore novel products and emerging technologies.

We have charged to operations $603 million, $574 million, and $483 million in fiscal 2015, 2014 and 2013, respectively, for product development and enhancements. In fiscal 2014 and 2013, we capitalized costs of $40 million and $156 million respectively, for internally developed software. In fiscal 2015, we did not have capitalized costs for internally developed software.
Our product offerings and go-to-market strategy continue to evolve to include solutions and product suites that may be delivered either on-premise or via SaaS or cloud platforms. We expect our product offerings to continue to become available to customers at more frequent intervals than our historical release cycles. Over the last few years, we have continued to leverage Agile development methodologies, which are characterized by a more dynamic development process with more frequent revisions to a product release’s features and functions as the software is being developed. In addition, we have implemented a holistic portfolio management process, which has improved transparency and efficiency across the portfolio through a quarterly cadence of business reviews. Due to these factors, we have commenced capitalization much later in the development life cycle. As a result, product development and enhancements expenses have increased as the amount capitalized for internally developed software costs has decreased.
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
We believe that our patent portfolio differentiates our products and services from those of our competitors, enhances our ability to access third-party technology and helps protect our investment in research and development. We continue to enhance our internal patent program to increase our ability to capture patents, strengthen their quality and increase the pace at which we are able to move our innovations through the patent process. At March 31, 2015, our patent portfolio included more than 1,050 issued patents and more than 950 pending applications in the United States and across the world. The patents generally expire at various times over the next 20 years. Although the durations and geographic intellectual property protection coverage for our patents may vary, we believe our patent portfolio adequately protects our interests. Although we have a number of patents and pending applications that may be of value to various aspects of our products and technology, we are not aware of any single patent that is essential to us or to any of our reportable segments.
The source code for our products is protected both as trade secrets and as copyrighted works. Our customers do not generally have access to the source code for our products. Rather, on-premise customers typically access only the executable code for our products, and SaaS customers access only the functionality of our SaaS offerings. Under certain contingent circumstances, some of our customers are beneficiaries of a source code escrow arrangement that enables them to obtain a limited right to access our source code.
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
Under a subscription license, the customer has the right to usage and maintenance of the licensed products during the term of the agreement. Under our licensing terms, customers can license our software products under multi-year licenses, with most customers choosing terms of one to five years, although some customers seeking greater cost certainty may negotiate longer terms. Thereafter, the license generally renews for the same period of time on the same terms and conditions, but subject to the customer's payment of our then-applicable fees.

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
SaaS is another delivery model we offer for certain products when a customer prefers to use our technology off-premises with little or no infrastructure required. Our SaaS offerings are typically licensed using a subscription fee.
Competition
Our industry is extremely competitive and experiences rapid technological change, the steady emergence of new companies and products, evolving industry standards, computing platforms, go-to-market models, business models and continually changing customer needs. We compete with many established companies, the majority of which have substantially greater financial, marketing and technological resources than we do. Our competitors include BMC Software Inc., Compuware Corporation, Dell Incorporated, Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, ServiceNow, Inc., and VMware, Inc. These firms compete broadly across our multiple product lines.
We also compete with numerous smaller companies that provide products in a single area of our portfolio. Many of these firms are inherently more agile due to their size and limited scope, and are able to evolve more rapidly to meet changes in the technology landscape. They are generally delivering their solutions in cloud-based and/or lightweight try-and-buy models.
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
Employees
We had approximately 11,600 and 12,700 employees at March 31, 2015 and 2014, respectively.
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
The Investor Relations section of our website (www.ca.com/invest) also contains information about our initiatives in corporate governance, including: our corporate governance principles; information about our Board of Directors (including specific procedures for communicating with them); information concerning our Board Committees, including the charters of the Audit Committee, the Compensation and Human Resources Committee, the Corporate Governance Committee and the Compliance and Risk Committee; and our Code of Conduct (which qualifies as a “code of ethics” under applicable SEC regulations and is applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and our directors are expected to act on behalf of CA Technologies consistently with the underlying ethical principles of the Code). These documents can also be obtained in print by writing to our Corporate Secretary, CA, Inc., 520 Madison Avenue, New York, New York 10022.

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
As more fully described in Part I, Item 1 “Business,” our business strategy is designed to build on our portfolio of software and services to meet next-generation market opportunities. The success of this strategy could be affected by many of the risk factors discussed in this Form 10-K and also by our ability to:

•	Enable our sales force to accelerate growth of new product sales (at levels sufficient to offset any decline in revenue in our Mainframe Solutions segment):

•	in our Platinum customer accounts where we already have strong relationships;

•	in our Named customer accounts where a competitor already has an established relationship; and

•
in our Growth customer accounts where we currently do not have a strong presence and where we may have a dependence on unfamiliar distribution routes and offerings of a type not previously provided by us;

•	Improve CA Technologies brand, technology and innovation awareness in the marketplace;

•
Ensure our offerings for cloud computing, application development and IT operations (DevOps), SaaS, and mobile device management, as well as other new offerings, address the needs of a rapidly changing market, while not adversely affecting the demand for our traditional products or our profitability to an extent greater than anticipated; and

•
Effectively manage the strategic shift in our business model to develop more easily installed software, provide additional SaaS offerings and refocus our professional services and education engagements on those engagements that are connected to new product sales, without affecting our performance to an extent greater than anticipated.

Failure to achieve success with this strategy could materially adversely affect our business, financial condition, operating results and cash flow.
Failure to innovate or adapt to technological changes and introduce new software products and services in a timely manner could materially adversely affect our business.
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
Our competitors include large vendors of hardware and operating system software and service providers. The widespread inclusion of products that perform the same or similar functions as our products bundled within computer hardware or other companies’ software products, or services similar to those provided by us, could reduce the perceived need for our products and services, or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchasing our products. In addition, the software industry is currently undergoing consolidation as software companies seek to offer more extensive suites and broader arrays of software products and services, as well as integrated software and hardware solutions. This consolidation may adversely affect our competitive position, which could materially adversely affect our business, financial condition, operating results and cash flow. Refer to Part I, Item 1, “Business - (c) Narrative Description of the Business - Competition,” for additional information.
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
International revenue has historically represented a significant percentage of our total worldwide revenue. Success in selling and developing our products outside the United States will depend on a variety of factors in various non-U.S. locations, including:

•	Foreign exchange rates;

•	Local economic conditions;

•	Political stability and acts of terrorism;

•	Workforce reorganizations in various locations, including global reorganizations of sales, research and development, technical services, finance, human resources and facilities functions;

•	Effectively staffing key managerial and technical positions;

•	Successfully localizing software products for a significant number of international markets;

•	Restrictive employment regulation;

•	Trade restrictions such as tariffs, duties, taxes or other controls;

•	International intellectual property laws, which may be more restrictive or may offer lower levels of protection than U.S. law;

•
Compliance by us and our partners (including unaffiliated third-party partners) with differing and changing local laws and regulations in multiple international locations, including regional data privacy laws, as well as compliance with U.S. laws and regulations where applicable in these international locations; and

•	Developing and executing an effective go-to-market strategy in various locations.
An unfavorable development regarding any of the foregoing factors could materially adversely affect our business, financial condition, operating results and cash flow.
Failure to expand our partner programs related to the sale of our solutions may result in lost sales opportunities, increases in expenses and a weakening of our market position.
We sell our products and solutions through various partner channels, which include managed service providers, regional solution providers and value-added distributors. Through our various global partner programs, we provide incentives, training, enablement and marketing investments so that our partners have the capability and expertise to sell and deliver these solutions to their customers. We also leverage global system integrators and technology partners to assist with and influence the sales of solutions to our Platinum and Named customers. The failure to expand these partner programs and investments could adversely affect our overall business success. This could result in lost incremental sales opportunities that partners provide and, as a result, materially adversely affect our business, financial condition, operating results and cash flow.

Our business may suffer if we are not able to retain and attract qualified professionals, including key managerial, technical, marketing and sales professionals.
We operate in a business where there is intense competition for experienced personnel in all of our global markets. We depend on our ability to identify, recruit, hire, train, develop and retain qualified and effective professionals and to attract and retain talent needed to execute our business strategy. Our ability to do so depends on numerous factors, including factors that we cannot control, such as competition and conditions in the local employment markets in which we operate. Effective succession planning is also important for our long-term success. Failure to ensure effective transfers of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. Our future success depends in a large part on the continued contribution of our senior management and other key employees. A loss of a significant number of skilled managerial, technical, marketing or other professionals could have a negative effect on the quality of our products. A loss of a significant number of experienced and effective sales professionals could result in fewer sales of our products. Our failure to retain qualified employees in these categories could materially adversely affect our business, financial condition, operating results and cash flow.
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
Our sales to government clients subject us to risks, including lack of fiscal funding approval, renegotiation or termination at the discretion of the government, as well as audits and investigations, which could result in litigation, penalties and sanctions including suspension, early termination and debarment.
Approximately 8% of our total revenue backlog at March 31, 2015 is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local government agencies. These contracts are generally subject to annual fiscal funding approval and may be renegotiated or terminated at the discretion of the government. Termination, renegotiation or the lack of funding approval for a contract could adversely affect our sales, revenue and reputation. Additionally, our government contracts are generally subject to audits and investigations, which could result in various civil and criminal actions and penalties, and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, which could materially adversely affect our business, financial condition, operating results and cash flow. Refer to “Note 11 - Commitments and Contingencies,” for additional information about litigation and related matters in this area.
Our data center, network, as well as our software products, and the IT environments of our vendors and customers are subject to hacking or other cybersecurity threats, resulting in a loss or misuse of proprietary, personally identifiable and confidential information and/or harm to our customer relationships and the market perception of the effectiveness of our products.
Given that some of our products are intended to manage and secure IT infrastructures and environments, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products. Use of open source code or other third-party software in our products and infrastructure could also bring increased cybersecurity risks. Experienced computer programmers or hackers may attempt to penetrate our network security or the security of our data centers and IT environments. Others, including employees or vendors, may also intentionally or unintentionally provide unauthorized access to our IT environments or to our customers’ IT environments. These hackers or others may misappropriate proprietary, personally identifiable and confidential information of the Company, our customers, our employees or our business partners or other individuals or cause interruptions of our or our customers’ IT operations, services and businesses. This may cause contractual disputes and may negatively affect the market perception of the effectiveness of our products and our reputation even if the unauthorized access is not attributable to our products or personnel. Our SaaS solutions/services business includes the hosting of customer data, including large amounts of sensitive information. The SaaS business uses third-party data centers that may also be subject to hacking incidents. Although we continually seek to improve our countermeasures to prevent and detect such incidents, we may be unable to anticipate these problems and such incidents could require significant expenditures of our capital and diversion of our resources from development activities. Additionally, these efforts by hackers or others could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers. If these efforts are successful and a third party obtains unauthorized access to our or our customers’ IT environments, our business operations, and those of our customers, could be adversely affected, losses or theft of data could occur, our reputation and future sales could be harmed, governmental regulatory action or private or governmental litigation could be commenced against us and our business, financial condition, operating results and cash flow could be materially adversely affected.
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

Although we have implemented a disaster recovery program, our system redundancy may be ineffective or inadequate and our disaster recovery planning may not be sufficient for all eventualities. With regard to the implementation of our enterprise resource planning software, any delay in the implementation of, or disruption in the transition to, our new or enhanced systems, procedures or internal controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, and report financial and management information, including the filing of our quarterly or annual reports with the SEC, on a timely and accurate basis. Failure to properly or adequately address these issues, as well as to manage and protect our infrastructure, could result in the diversion of management’s attention and resources, adversely affect our ability to manage our business, including our SaaS business, and to meet our obligations to our customers, and materially adversely affect our business, financial condition, results of operations and cash flow. Refer to Item 9A, “Controls and Procedures,” for additional information.
Fluctuations in foreign exchange rates could result in losses.
Our consolidated financial results are reported in U.S. dollars. Most of the revenue and expenses of our foreign subsidiaries are denominated in local currencies. Given that cash is typically received over an extended period of time for many of our license agreements and given that a substantial portion of our revenue is generated outside of the United States, fluctuations in foreign exchange rates (such as the euro) against the U.S. dollar could result in substantial changes in reported revenues and operating results due to the foreign exchange impact upon translation of these transactions into U.S. dollars.
In the normal course of business, we employ various hedging strategies to partially mitigate these risks, including the use of derivative instruments. These strategies may not be effective in protecting us against the effects of fluctuations from movements in foreign exchange rates. Fluctuations of the foreign exchange rates could materially adversely affect our business, financial condition, operating results and cash flow.
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
Our core customers are large enterprises with multi-year enterprise license agreements each of which involves substantial aggregate fee amounts. These customers have no contractual obligation to purchase additional solutions and renewal rates may decline or fluctuate as a result of a number of factors, including the level of customer satisfaction with our solutions or customer support, customer budgets and the pricing of our solutions as compared with the solutions offered by our competitors, any of which may cause our revenue to grow more slowly than expected, if at all. The failure to renew those transactions in the future, or to replace those enterprise license agreements with new transactions of similar scope, on terms that are commercially attractive to us, could materially adversely affect our business, financial condition, operating results and cash flow.
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

The number, terms and duration of our license agreements, as well as the timing of orders from our customers and channel partners, may cause fluctuations in some of our key financial metrics, which may affect our quarterly financial results.
Historically, a substantial portion of our license agreements are executed in the last month of a quarter and the number of contracts executed during a given quarter can vary substantially. In addition, it is characteristic of our industry when dealing with enterprise customers to experience long sales cycles, which for us is driven in part by the varying terms and conditions of our software contracts. These factors can make it difficult for us to predict sales and cash flow on a quarterly basis. Any failure or delay in executing new or renewed license agreements in a given quarter could cause declines in some of our key financial metrics (e.g., revenue or cash flow), and, accordingly, increases the risk of unanticipated variations in our quarterly results, financial condition, operating results and cash flow.
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
At March 31, 2015, we had $1,263 million of debt outstanding, consisting mostly of unsecured senior note obligations. Refer to Note 8, “Debt,” in the Notes to the Consolidated Financial Statements for the payment schedule of our long-term debt obligations. Our senior unsecured notes are rated by Moody’s Investors Service, Fitch Ratings, and Standard and Poor’s. These agencies or any other credit rating agency could downgrade or take other negative action with respect to our credit ratings in the future. If our credit ratings were downgraded or other negative action is taken, we could be required to, among other things, pay additional interest on outstanding borrowings under our principal revolving credit agreement. Any downgrades could affect our ability to obtain additional financing in the future and may affect the terms of any such financing.
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
In recent years, we have announced workforce reductions, workforce rebalancing, global facilities consolidations and other cost reduction initiatives to reallocate resources of our business as part of our strategy. We may have further workforce reductions, workforce rebalancing, global facilities consolidations and other cost reduction initiatives in the future. Risks associated with these actions and other workforce management issues include delays in implementation, changes in plans that increase or decrease the number of employees affected, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could materially adversely affect our financial condition, operating results and cash flow.

We have outsourced various functions to third parties. These arrangements may not be successful or fully secure, which could result in increased costs or an increased chance of a cybersecurity breach, which could adversely affect customer service levels.
We have outsourced various functions to third parties, including certain product development and administrative functions and hosting for our SaaS business, and we may outsource additional functions to third parties in the future. These outsourced functions may involve confidential and/or personally identifiable information. We rely on these third parties to provide outsourced services on a timely and effective basis and to adequately address their own cybersecurity threats. Although we periodically monitor the performance of these third parties and maintain contingency plans in case the third parties are unable to perform as agreed, we do not ultimately control the performance of these third parties. The failure of third-party outsourcing partners or vendors to perform as expected could result in significant disruptions and costs to our operations or our customers’ operations, including the potential loss of personally identifiable information of our customers, employees and business partners and could subject us to legal action by government authorities or private parties, which could materially adversely affect our business, financial condition, operating results and cash flow.
Changes in generally accepted accounting principles may materially adversely affect our reported results of operation or financial condition.
From time to time, the Financial Accounting Standards Board (“FASB”) issues new accounting principles, including the May 2014 Accounting Standards Update (ASU) No. 2014-09 regarding revenue recognition (refer to “Note 1 - Significant Accounting Policies” for additional information). Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could materially adversely affect our reported financial results.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal real estate properties are located in areas necessary to meet our operating requirements. All of the properties are considered to be both suitable and adequate to meet our current and anticipated operating requirements.
At March 31, 2015, we leased 41 facilities throughout the United States and 48 facilities outside the United States; these totals exclude 19 executive suite locations globally, of which 5 are in the United States and 14 are outside the United States. Our lease obligations expire on various dates with the longest commitment extending to 2025. We believe that substantially all of our leases will be renewable at market terms at our option as they become due or that suitable alternatives will be available at market terms.
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

Item 4. Mine Safety Disclosures.
Not applicable.
*        *        *

Executive Officers of the Registrant.
The name, age, present position, and business experience for at least the past five years of each of our executive officers at May 8, 2015 are listed below:
Michael P. Gregoire, 49, has been Chief Executive Officer and a director of the Company since January 2013. Previously, he served as President and Chief Executive Officer of Taleo Corporation (Taleo), a provider of on-demand talent management software solutions, from March 2005 until Taleo’s acquisition by Oracle Corporation in April 2012. Mr. Gregoire also served as a director of Taleo from April 2005 until April 2012 and served as Taleo’s Chairman of the Board from May 2008 until April 2012. Mr. Gregoire served as Executive Vice President, Global Services and held various other senior management positions at PeopleSoft, Inc., an enterprise software company, from May 2000 to January 2005. Mr. Gregoire served as Managing Director for global financial markets at Electronic Data Systems, Inc., a global technology services company, from 1996 to April 2000, and in various other roles from 1988 to 1996.
Richard J. Beckert, 53, has been Executive Vice President and Chief Financial Officer of the Company since May 2011. He served as the Company’s Corporate Controller from June 2008 to May 2011 and as Senior Vice President, Strategic Pricing and Offerings from September 2006, when he joined the Company, until June 2008.
Michael C. Bisignano, 44, joined the Company as Executive Vice President and General Counsel in February 2015. He is responsible for all of the Company’s legal and compliance functions worldwide. Previously, Mr. Bisignano served as Senior Vice President, General Counsel and Corporate Secretary of Blackboard, Inc., a provider of education technology solutions, from February 2012 to January 2015, Vice President, Deputy General Counsel and Assistant Corporate Secretary of Blackboard, Inc. from August 2010 to February 2012 and Vice President, General Counsel and Corporate Secretary of Online Resources Corporation, a software and SaaS technology provider, from June 2006 to August 2010.
Adam Elster, 47, has been the Company’s Executive Vice President and Group Executive, Worldwide Sales and Services since January 2014. He is responsible for all revenue for the Company and for building and maintaining customer and partner relationships across all sectors and geographies. Since joining the Company in 1999, Mr. Elster has held a number of senior management positions, including Executive Vice President and Group Executive, Mainframe and Customer Success Group from February 2012 to January 2014, Executive Vice President, Global Business Organization and Business Transformation from August 2011 to February 2012, General Manager, CA Services, Support and Education from June 2011 to August 2011, Corporate Senior Vice President and General Manager, CA Services from November 2009 to June 2011, and Senior Vice President, Area Sales Manager for the Eastern United States, from July 2007 to November 2009.
Lauren P. Flaherty, 57, joined the Company as Executive Vice President and Chief Marketing Officer in August 2013. Previously, she was Executive Vice President and Chief Marketing Officer at Juniper Networks, Inc. from February 2009 to July 2013 and Chief Marketing Officer at Nortel Networks Corporation from May 2006 to December 2008.
Jacob Lamm, 50, has been the Company’s Executive Vice President, Strategy and Corporate Development since February 2009. He is responsible for directing the Company’s overall business strategy, as well as the Company’s strategy for acquisitions. Mr. Lamm was named as the Company's acting Chief Product Officer on May 7, 2015, with responsibility for product management and development. He has also been serving as acting Chief Technology Officer since November 2014. Mr. Lamm has held various management positions since joining the Company in 1998, including serving as Executive Vice President, Governance Group from January 2008 to February 2009 and as Executive Vice President and General Manager, Business Service Optimization Business Unit from March 2007 to January 2008.
Paul L. Pronsati, 57, has been the Company’s Executive Vice President, Global Operations and Information Technology since November 2014. He is responsible for managing the Company’s business operations worldwide and for overseeing the Company’s information technology. Mr. Pronsati served as the Company’s Senior Vice President, Global Operations and Information Technology from February 2013, when he joined the Company, until November 2014. Previously, he was Senior Vice President, Operations at Taleo from April 2005 to May 2012.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on The NASDAQ Global Select Market tier of The NASDAQ Stock Market LLC (NASDAQ) under the symbol “CA.” The following table sets forth, for the fiscal quarters indicated, the quarterly high and low closing sales prices on NASDAQ:

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
Fourth Quarter	$33.11	$29.89	$34.43	$30.53
Third Quarter	$31.37	$25.52	$33.66	$28.70
Second Quarter	$29.64	$27.64	$31.26	$27.98
First Quarter	$31.84	$28.29	$29.23	$24.30
At April 30, 2015, we had approximately 5,000 stockholders of record.
We have paid cash dividends each year since July 1990. For each of fiscal 2015, 2014 and 2013, we paid annual cash dividends of $1.00 per share. For each of fiscal 2015, 2014 and 2013, we paid quarterly cash dividends of $0.25 per share.
Purchases of Equity Securities by the Issuer
The following table sets forth, for the months indicated, our purchases of common stock in the fourth quarter of fiscal 2015:
Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
	(in thousands, except average price paid per share)
January 1, 2015 — January 31, 2015	420	$30.13	420	$862,330
February 1, 2015 — February 28, 2015	77	$30.20	77	$860,000
March 1, 2015 — March 31, 2015	2,400	$31.25	2,400	$785,000
Total	2,897		2,897
On May 14, 2014, our Board of Directors approved a stock repurchase program that authorized us to acquire up to $1 billion of our common stock. We expect to complete the program by the end of fiscal 2017. We expect to fund the program with available cash on hand and repurchase shares on the open market, through solicited or unsolicited privately negotiated transactions or otherwise from time to time based on market conditions and other factors.
During fiscal 2015, we repurchased 7.2 million shares of our common stock for $215 million. At March 31, 2015, we remained authorized to purchase $785 million of our common stock under our current stock repurchase program.
During fiscal 2014, we repurchased 16.3 million shares of our common stock for $505 million, which completed our previous stock repurchase program.
During fiscal 2013, we completed an Accelerated Share Repurchase (ASR) agreement with a bank to repurchase $500 million of our common stock, which was entered into during the fourth quarter of fiscal 2012. During the first quarter of fiscal 2013, we received 3.7 million additional shares and, as a result, the initial amount recorded as additional paid-in capital of $125 million was reclassified to treasury stock. The final number of shares delivered upon settlement of the agreement was determined based on the average price of our common stock over the term of the ASR agreement.

Item 6. Selected Financial Data.
The information set forth below should be read in conjunction with the “Results of Operations” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended March 31,
Statement Of Operations And Other Data	2015	2014	2013	2012	2011
	(in millions, except per share amounts)
Revenue (1)	$4,262	$4,412	$4,504	$4,658	$4,272
Income from continuing operations (1) (2)	$810	$887	$921	$901	$781
Cash provided by operating activities — continuing operations (1)	$1,030	$973	$1,359	$1,456	$1,323
Basic income per common share from continuing operations (1)	$1.83	$1.97	$2.00	$1.84	$1.53
Diluted income per common share from continuing operations (1)	$1.82	$1.96	$1.99	$1.83	$1.52
Dividends declared per common share (3)	$1.00	$1.00	$1.00	$0.40	$0.16

	At March 31,
Balance Sheet Data	2015	2014	2013	2012	2011
	(in millions)
Working capital surplus (4)	$1,049	$637	$585	$214	$448
Working capital surplus, excluding current deferred revenue (1) (5)	$3,163	$3,056	$3,011	$2,818	$2,991
Total assets	$10,979	$12,016	$11,815	$11,997	$12,411
Long-term debt (less current maturities)	$1,253	$1,252	$1,274	$1,287	$1,282
Stockholders’ equity	$5,625	$5,570	$5,450	$5,397	$5,620

(1)	Information presented excludes the results of our discontinued operations.

(2)	In fiscal 2014, we incurred after-tax charges of $114 million for costs associated with our fiscal 2014 rebalancing plan.

(3)
In fiscal 2015, 2014 and 2013, dividends declared per common share were $0.25 per quarter. Dividends declared per common share were $0.05 in each of the first three quarters of fiscal 2012 and $0.25 in the fourth quarter of fiscal 2012. In fiscal 2011, dividends declared per common share were $0.04 per quarter.

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

Business Overview
We are one of the world’s leading providers of information technology (IT) management software and solutions. Our solutions help organizations of all sizes plan, develop, manage, and secure applications and IT infrastructure that increase productivity and enhance competitiveness in their businesses. We do this across a wide range of environments, such as mainframe, distributed, cloud and mobile. The majority of the Global Fortune 500 relies on us to help manage their IT environments.

Our goal is to be the world’s leading independent software provider for IT management and security solutions that help organizations and enterprises plan, develop, manage, and secure modern IT architectures, across mainframe, distributed, cloud and mobile environments. To accomplish this, key elements of our strategy include:

•
Innovating in key product areas to extend our market position and differentiation. Our product development strategy is built around three key growth areas, where we are focused on innovating and delivering differentiated products and solutions: DevOps, Management Cloud and Security across multiple platforms.

•
Addressing shifts in market dynamics and technology. We will innovate to deliver new differentiated solutions that enable our customers to manage the challenges and capture the opportunities of disruptive technologies, such as ambient data, unwired enterprise and API assembled apps.

•
Accelerating growth in our global customer base. We are focused on maintaining strong relationships with our core, large enterprise customer base, and will proactively target growth with these customers as well as new enterprises we do not currently serve. In parallel, we are broadening our customer base to new buyer segments beyond the customer’s Chief Information Officer and IT department and increasingly to geographic regions we have underserved.

•
Pursuing new business models and expanded routes to market. While our traditional on-premise software delivery remains core to many enterprise customers, we see cloud-based and lightweight try-and-buy models as increasingly attractive for our customers. This simplifies their decision-making and accelerates the value they can derive from new solution investments.

We have a broad and deep portfolio of software solutions with which to execute our business strategy. We organize our offerings in Mainframe Solutions, Enterprise Solutions and Services operating segments.

•
Mainframe Solutions products are designed mainly for the IBM System z mainframe platform, which runs many of our largest customers' mission-critical applications. We help customers seamlessly manage the mainframe as part of their strategy to succeed in the Application Economy through unified management approaches, end-to-end visibility and application portability.

•
Enterprise Solutions products operate on mainly non-mainframe platforms and include our DevOps, Management Cloud and Security product groups. Our DevOps solutions include Application Delivery solutions, Application Performance Management solutions and Infrastructure Management solutions. Our suite of management applications delivered from the cloud enables increased speed and scale and includes our ITBM solutions, API Management solutions and Enterprise Mobility Management solutions. Our Security solutions focus on smart authentication and deliver identity-centric security solutions to meet the needs of today’s mobile, cloud-connected, open enterprises to succeed in the Application Economy.

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
We offer our solutions through our direct sales force and indirectly through our partners. We remain focused on strengthening relationships with our core customers and partners--which we refer to as our “Platinum” accounts, consisting of approximately our top 500 accounts--through product leadership, account management and a differentiated customer experience. We believe enhanced relationships in our traditional customer base of large enterprises with multi-year enterprise license agreements will drive renewals and provide opportunities to increase account penetration that will help to drive revenue growth.
At the same time, we continue to dedicate sales resources and deploy additional solutions to address opportunities to sell to new enterprises and to expand our relationship with existing non-Platinum customers--which we refer to as our “Named” and “Growth” customers. Named customers are large potential customers with whom we currently do not have a strong presence and where a competitor often has an established relationship, while Growth customers are mid-size potential customers with whom we currently do not have a strong presence. In addition to this dedication of additional sales resources, we will service some of these customers through partners. We believe we can grow our business and increase market share by delivering differentiated technology and collaborating with partners to leverage their relationships, market reach and implementation capacity. We are deploying new routes to market, and simplifying the buying and deployment process for our customers.
This customer focus allows us to better align marketing and sales resources with how customers want to buy. We have also implemented broad-based business initiatives to drive accountability for sales execution.
In the past fiscal year, CA Technologies marketing has onboarded and integrated new talent, tools and processes to create a contemporary demand capability to support sales. Going forward, we will focus on further enhancing our connection with new and existing customers, contributing directly to business growth and expanding our customer base globally.

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
For our mainframe solutions, the majority of our licenses provide customers with the right to use one or more of our products up to a specific license capacity, generally measured in millions of instructions per second (MIPS). For these products, customers may acquire additional capacity during the term of a license by paying us an additional license fee and maintenance fee. For our enterprise solutions, our licenses may provide customers with the right to use one or more of our products limited to a number of servers, users or copies, among other things. Customers may license these products for additional servers, users or copies, etc., during the term of a license by paying us an additional license fee.
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

Executive Summary
A summary of key results for fiscal 2015 compared with fiscal 2014 is as follows:
Revenue

•
Total revenue decreased $150 million, or 3%, as a result of a decline in subscription and maintenance revenue and a decline in professional services revenue. In addition, during fiscal 2015, there was an unfavorable foreign exchange effect of $71 million compared with fiscal 2014.

•
As a result of insufficient revenue from new sales to offset the decline in revenue contribution from renewals, particularly in our Mainframe Solutions segment, we expect a year-over-year decrease in total revenue for fiscal 2016 compared with fiscal 2015 due to the high percentage of our revenue that is recognized from license agreements with customers signed in prior periods that are being recognized ratably.

Bookings

•
Total bookings decreased 18% primarily due to a year-over-year decrease in renewals within subscription and maintenance bookings. There was also a decline in professional services bookings for fiscal 2015 compared with fiscal 2014.

•
The decrease in renewals was primarily driven by two factors: (1) a four-year contract renewal with a large system integrator for more than $300 million executed during fiscal 2014; and (2) the value of contracts renewed prior to their scheduled expiration dates being lower in fiscal 2015 than we had historically experienced.

•
Within total bookings, total new product sales decreased by a percentage in the high single digits. Excluding the unfavorable effect of foreign exchange, total new product sales decreased by a percentage in the mid-single digits. The decrease in total new product sales was primarily due to lower renewals as well as fewer new sales outside of renewals.

•	We currently expect our fiscal 2016 renewal portfolio to increase by approximately 10 percent compared with fiscal 2015.

Expenses

•
Total expenses before interest and income taxes decreased 7% compared with fiscal 2014 primarily as a result of a decrease in costs associated with the our fiscal 2014 rebalancing plan (Fiscal 2014 Plan), a favorable effect from foreign exchange and a decrease in selling and marketing costs. These decreases were partially offset by an increase in severance costs of $40 million as a result of our fourth quarter fiscal 2015 severance actions.

Income taxes

•	Income tax expense for fiscal 2015 and fiscal 2014 was $305 million and $129 million, respectively.

•
Our fiscal 2015 and 2014 effective tax rate was 27.4% and 12.7%, respectively. This increase resulted primarily from the favorable resolutions of uncertain tax positions in fiscal 2014 relating to the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007.

Diluted income per common share

•
Diluted income per common share from continuing operations decreased to $1.82 from $1.96, primarily due to the increase in income tax expense and decrease in revenue, partially offset by the decrease in operating expenses.

Segment results

•
Mainframe Solutions revenue decreased primarily due to insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. There was also an unfavorable foreign exchange effect of $40 million for fiscal 2015. For fiscal 2015, Mainframe Solutions operating margin decreased slightly as a result of the decrease in revenue.

•
Enterprise Solutions revenue decreased primarily due to an unfavorable foreign exchange effect of $25 million for fiscal 2015 and, to a lesser extent, a decrease in sales of Enterprise Solutions products recognized within the “Software fees and other” line item of our Consolidated Statements of Operations. Enterprise Solutions operating margin for fiscal 2015 increased primarily as a result of lower commissions and personnel-related expenses.

•
Services revenue decreased as a result of a decrease in the size and number of services engagements during fiscal 2015, including non-core engagements with government customers that are not directly related to our software product sales. We have also experienced a decline in professional services engagements that are connected to new product sales, due to a decrease in our new product sales. Operating margin for our Services segment decreased as a result of an increase in severance costs associated with our fourth quarter fiscal 2015 severance actions. Operating margin for our Services segment also decreased as a result of the decrease in revenue and lower utilization rates for services personnel due to the decrease in the number of services engagements.

Cash flow from continuing operations

•
Net cash provided by operating activities — continuing operations increased 6% primarily due to lower cash tax payments of $78 million, lower vendor disbursements and payroll payments of $65 million and decrease in payments associated with the Fiscal 2014 Plan of $39 million. These favorable effects were partially offset by a decrease in cash collections from billings.

Discontinued Operations

•
In the second quarter of fiscal 2015, we sold our CA arcserve data protection solution assets (arcserve) for $170 million and recognized a gain on disposal of $20 million, including tax expense of $77 million. The effective tax rate on the disposal was unfavorably affected by non-deductible goodwill of $109 million. In the fourth quarter of fiscal 2014, we identified our CA ERwin Data Modeling solution assets (ERwin) as available for sale. The divestiture of arcserve and the planned divestiture of ERwin resulted from an effort to rationalize our product portfolio within the Enterprise Solutions segment. The results of these business operations are presented in income from discontinued operations for all periods.

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
Our predominantly subscription-based business model is less common among our competitors in the software industry and it may be difficult to compare the results for many of our performance indicators with those of our competitors. The following is a summary of the performance indicators that management uses to review performance:

	Year Ended March 31,		Change	Percent Change
	2015 (1)	2014 (1)
	(dollars in millions)
Total revenue	$4,262	$4,412	$(150)	(3)%
Income from continuing operations	$810	$887	$(77)	(9)%
Cash provided by operating activities — continuing operations	$1,030	$973	$57	6%
Total bookings	$3,609	$4,421	$(812)	(18)%
Subscription and maintenance bookings	$2,942	$3,663	$(721)	(20)%
Weighted average subscription and maintenance license agreement duration in years	3.24	3.35	(0.11)	(3)%

	At March 31,		Change	Percent Change
	2015	2014
	(dollars in millions)
Cash and cash equivalents	$2,804	$3,252	$(448)	(14)%
Total debt	$1,263	$1,766	$(503)	(28)%
Total expected future cash collections from committed contracts (1) (2)	$4,205	$5,148	$(943)	(18)%
Total revenue backlog (1) (2)	$6,530	$7,639	$(1,109)	(15)%
Total current revenue backlog (1) (2)	$3,141	$3,500	$(359)	(10)%

(1)	Information presented excludes the results of our discontinued operations.

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
Total Revenue: Total revenue is the amount of revenue recognized during the reporting period from the sale of license, maintenance and professional services agreements. Amounts recognized as subscription and maintenance revenue are recognized ratably over the term of the agreement. Professional services revenue is generally recognized as the services are performed or recognized on a ratable basis over the term of the related software license. Software fees and other revenue generally represents license fee revenue recognized at the inception of a license agreement (up-front basis) and also includes our SaaS revenue, which is recognized as services are provided.
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
Total Bookings: Total bookings, or sales, includes the incremental value of all subscription, maintenance and professional services contracts and software fees and other contracts entered into during the reporting period and is generally reflective of the amount of products and services during the period that our customers have agreed to purchase from us. License fees for bookings attributed to sales of software products for which revenue is recognized on an up-front basis is reflected in “Software fees and other” in our Consolidated Statements of Operations, while the maintenance portion is reflected in “Subscription and maintenance” in our Consolidated Statements of Operations.

Our management looks within total bookings at renewal bookings, which we define as bookings attributable to the renewable value of a prior contract (i.e., the maintenance value and, in the case of non-perpetual licenses, the license value), and at total new product sales, which we define as sales of mainframe and enterprise solutions products and mainframe solutions capacity that are new or in addition to products or mainframe solutions capacity previously contracted for by a customer. Renewal bookings, as we report them, do not include new product and capacity sales and professional services arrangements and are reflected as subscription and maintenance bookings in the period (for which revenue would be recognized ratably over the term of the contract). Renewals can close before their scheduled renewal date for a number of reasons, including customer preference, customer needs for additional products or capacity, or our preference. The level of contracts closed prior to scheduled expiration dates and the reasons for such closings can vary from quarter to quarter. Generally, quarters with smaller renewal inventories result in a lower level of bookings because renewal bookings will be lower and, to a lesser extent, because renewals remain an important opportunity for new product sales.
Mainframe solutions new product sales and capacity growth can be inconsistent on both a quarterly and annual basis. We believe the period-over-period change in mainframe solutions new product sales and capacity combined is a more appropriate measure of performance and, therefore, we provide only total mainframe solutions new sales information, which includes mainframe solutions capacity. The amount of new product sales for a period, as currently tracked by us, requires estimation by management and has been historically reported by providing only growth rate comparisons. Within a given period, the amount of new product sales may not be material to the change in our total bookings or revenue compared with prior periods. New product sales can be reflected as subscription and maintenance bookings in the period (for which revenue would be recognized ratably over the term of the contract) or in software fees and other bookings (which are recognized as software fees and other revenue in the current period).
Subscription and Maintenance Bookings: Subscription and maintenance bookings is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription and maintenance agreements entered into during a reporting period. These amounts include the sale of products either directly by us or through distributors and volume partners, value-added resellers and exclusive representatives to end-users and may include the right for the customer to receive unspecified future software products and/or additional products, services or other fees for which we have not established VSOE for all undelivered elements. These amounts are expected to be recognized ratably as subscription and maintenance revenue over the applicable term of the agreements. Subscription and maintenance bookings excludes the value associated with perpetual licenses for which revenue is recognized on an up-front basis, SaaS offerings and professional services arrangements.
Within bookings, we also consider the yield on our renewals. We define “renewal yield” as the percentage of the renewable value of a prior contract (i.e., the maintenance value and, in the case of non-perpetual licenses, the license value) realized in current period bookings. The renewable value of a prior contract is an estimate affected by various factors including contractual renewal terms, price increases and other conditions. Price increases are not considered as part of the renewable value of the prior period contract. We estimate the aggregate renewal yield for a quarter based on a review of material transactions representing a majority of the dollar value of renewals during the current period. There may be no correlation between year-over-year changes in bookings and year-over-year changes in renewal yield, since renewal yield is based on the renewable value of contracts of various durations, most of which are longer than one year.
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
Weighted Average Subscription and Maintenance License Agreement Duration in Years: The weighted average subscription and maintenance license agreement duration in years reflects the duration of all subscription and maintenance agreements executed during a period, weighted by the total contract value of each individual agreement. Weighted average subscription and maintenance license agreement duration in years can fluctuate from period to period depending on the mix of license agreements entered into during a period. Weighted average duration information is disclosed in order to provide additional understanding of the volume of our bookings.

Annualized Subscription and Maintenance Bookings: Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period.
Total Revenue Backlog: Total revenue backlog represents the aggregate amount we expect to recognize as revenue in the future as either subscription and maintenance revenue, professional services revenue or software fees and other revenue associated with contractually committed amounts billed or to be billed as of the balance sheet date. Total revenue backlog is composed of amounts recognized as liabilities in our Consolidated Balance Sheets as deferred revenue (billed or collected) as well as unearned amounts yet to be billed under subscription and maintenance and software fees and other agreements. Classification of amounts as current and noncurrent depends on when such amounts are expected to be earned and, therefore, recognized as revenue. Amounts that are expected to be earned and, therefore, recognized as revenue in 12 months or less are classified as current, while amounts expected to be earned in greater than 12 months are classified as noncurrent. The portion of the total revenue backlog that relates to subscription and maintenance agreements is recognized as revenue evenly on a monthly basis over the duration of the underlying agreements and is reported as subscription and maintenance revenue in our Consolidated Statements of Operations. Generally, we believe that an increase or decrease in the current portion of revenue backlog on a year-over-year basis is a favorable or unfavorable indicator of future subscription and maintenance revenue performance, respectively, due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably. The value of backlog can fluctuate based upon the timing of contract expirations.
“Deferred revenue (billed or collected)” is composed of: (i) amounts received from customers in advance of revenue recognition and (ii) amounts billed but not collected for which revenue has not yet been earned.

Results of Operations
The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for fiscal 2015, 2014 and 2013 and the period-over-period dollar and percentage changes for those line items. These comparisons of past results are not necessarily indicative of future results.

	Year Ended March 31,			Dollar Change 2015/2014	Percent Change 2015/2014	Dollar Change 2014/2013	Percent Change 2014/2013
	2015 (1)	2014 (1)	2013 (1)
	(dollars in millions)
Revenue:
Subscription and maintenance	$3,560	$3,683	$3,764	$(123)	(3)%	$(81)	(2)%
Professional services	351	379	382	(28)	(7)%	(3)	(1)%
Software fees and other	351	350	358	1	—%	(8)	(2)%
Total revenue	$4,262	$4,412	$4,504	$(150)	(3)%	$(92)	(2)%
Expenses:
Costs of licensing and maintenance	$297	$296	$275	$1	—%	$21	8%
Cost of professional services	338	353	354	(15)	(4)%	(1)	—%
Amortization of capitalized software costs	273	271	305	2	1%	(34)	(11)%
Selling and marketing	1,060	1,104	1,225	(44)	(4)%	(121)	(10)%
General and administrative	377	395	405	(18)	(5)%	(10)	(2)%
Product development and enhancements	603	574	483	29	5%	91	19%
Depreciation and amortization of other intangible assets	129	144	158	(15)	(10)%	(14)	(9)%
Other expenses (gains), net	23	205	(5)	(182)	(89)%	210	NM
Total expense before interest and income taxes	$3,100	$3,342	$3,200	$(242)	(7)%	$142	4%
Income from continuing operations before interest and income taxes	$1,162	$1,070	$1,304	$92	9%	$(234)	(18)%
Interest expense, net	47	54	44	(7)	(13)%	10	23%
Income from continuing operations before income taxes	$1,115	$1,016	$1,260	$99	10%	$(244)	(19)%
Income tax expense	305	129	339	176	136%	(210)	(62)%
Income from continuing operations	$810	$887	$921	$(77)	(9)%	$(34)	(4)%

(1)	Information presented excludes the results of our discontinued operations.

The following table sets forth, for the fiscal years indicated, the percentage of total revenue presented by the items in the accompanying Consolidated Statements of Operations:

	Percentage of Total Revenue for the Year Ended March 31,
	2015	2014	2013
Revenue:
Subscription and maintenance	84%	83%	84%
Professional services	8	9	8
Software fees and other	8	8	8
Total revenue	100%	100%	100%
Expenses:
Costs of licensing and maintenance	7%	7%	6%
Cost of professional services	8	8	8
Amortization of capitalized software costs	6	6	7
Selling and marketing	25	25	27
General and administrative	9	9	9
Product development and enhancements	14	13	11
Depreciation and amortization of other intangible assets	3	3	4
Other expenses (gains), net	1	5	—
Total expenses before interest and income taxes	73%	76%	71%
Income from continuing operations before interest and income taxes	27%	24%	29%
Interest expense, net	1	1	1
Income from continuing operations before income taxes	26%	23%	28%
Income tax expense	7	3	8
Income from continuing operations	19%	20%	20%
Note: Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
As more fully described below, total revenue decreased in fiscal 2015 compared with fiscal 2014 and decreased in fiscal 2014 compared with fiscal 2013. During fiscal 2015, total revenue decreased primarily due to a decrease in subscription and maintenance revenue and professional services revenue. In addition, during fiscal 2015, there was an unfavorable foreign exchange effect of $71 million compared with fiscal 2014. During fiscal 2014, total revenue decreased primarily due to a decrease in subscription and maintenance revenue. In addition, during fiscal 2014, there was an unfavorable foreign exchange effect of $32 million compared with fiscal 2013.
As a result of insufficient revenue from new sales to offset the decline in revenue contribution from renewals, particularly in our Mainframe Solutions segment, we expect a year-over-year decrease in total revenue for fiscal 2016 compared with fiscal 2015 due to the high percentage of our revenue that is recognized from license agreements with customers signed in prior periods that are being recognized ratably. In addition, we currently expect a decrease in professional services revenue for fiscal 2016 compared with fiscal 2015 primarily due to the lower level of services bookings during fiscal 2015.
Subscription and Maintenance
The decrease in subscription and maintenance revenue for fiscal 2015 compared with fiscal 2014 was primarily attributable to an unfavorable foreign exchange effect of $59 million for fiscal 2015 and a decrease in Mainframe Solutions revenue (see “Performance of Segments” below).
The decrease in subscription and maintenance revenue for fiscal 2014 compared with fiscal 2013 was primarily attributable to a decrease in fiscal 2014 and prior period enterprise solutions new product sales. For fiscal 2014, this unfavorable effect of fiscal 2014 and prior period sales was partially offset by a higher renewal yield. In addition, the increased percentage of bookings recognized as software fees and other revenue during fiscal 2013 had an unfavorable effect on subscription and maintenance revenue. This is a result of the product software fees and other bookings being recognized as revenue on an up-front basis in the period in which they are recorded and not recognized ratably over the life of the contract. There was also an unfavorable foreign exchange effect of $27 million for fiscal 2014.

Professional Services
Professional services revenue primarily includes product implementation, consulting, customer education and customer training. Professional services revenue for fiscal 2015 decreased compared with fiscal 2014 primarily due to a decrease in the size and number of professional services engagements during the first half of fiscal 2015, including non-core engagements with government customers that are not directly related to our software product sales. We also experienced a decline in professional services engagements that are connected to new product sales, due to a decrease in our new product sales. For the long term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements. There was also an unfavorable foreign exchange effect of $6 million for fiscal 2015.
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
Software fees and other revenue increased slightly for fiscal 2015 compared with fiscal 2014 primarily as a result of an increase of $14 million in SaaS revenue, offset by a decrease of $12 million in sales of enterprise solutions products recognized on an up-front basis. There was also an unfavorable foreign exchange effect of $6 million for fiscal 2015.
Software fees and other revenue decreased for fiscal 2014 compared with fiscal 2013 primarily as a result of a decrease of $15 million in sales of enterprise solutions products recognized on an up-front basis. This decrease was partially offset by an increase in revenue from our SaaS offerings.
Total Revenue by Geography
The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for fiscal 2015, 2014 and 2013:

	Fiscal 2015 Compared With Fiscal 2014					Fiscal 2014 Compared With Fiscal 2013
	(dollars in millions)
	2015 (1)	% Of Total	2014 (1)	% Of Total	% Change	2014 (1)	% Of Total	2013 (1)	% Of Total	% Change
United States	$2,615	61%	$2,645	60%	(1)%	$2,645	60%	$2,679	59%	(1)%
International	1,647	39%	1,767	40%	(7)%	1,767	40%	1,825	41%	(3)%
Total	$4,262	100%	$4,412	100%	(3)%	$4,412	100%	$4,504	100%	(2)%

(1)	Information presented excludes the results of our discontinued operations.
Revenue in the United States decreased by $30 million, or 1%, for fiscal 2015 compared with fiscal 2014, primarily due to a decrease in subscription and maintenance revenue and professional services revenue, as described above. International revenue decreased by $120 million, or 7%, for fiscal 2015 compared with fiscal 2014, primarily due to an unfavorable foreign exchange effect of $71 million and a decrease in subscription and maintenance revenue within the Europe, Middle East and Africa region.
Revenue in the United States decreased by $34 million, or 1%, for fiscal 2014 compared with fiscal 2013, primarily due to a decrease in subscription and maintenance revenue, as described above. International revenue decreased by $58 million, or 3%, for fiscal 2014 compared with fiscal 2013, primarily due to an unfavorable foreign exchange effect of $32 million. Excluding the unfavorable foreign exchange effect, revenue declined in all regions except the Latin America region.
Price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.
Expenses
Operating Expenses
Operating expenses for fiscal 2015 decreased compared with fiscal 2014 primarily as a result of a decrease in costs associated with our Fiscal 2014 Plan, as described below, a favorable effect from foreign exchange and a decrease in selling and marketing costs driven by a decrease in commissions expense due to lower new sales during fiscal 2015. These decreases were partially offset by an increase in severance costs of $40 million as a result of our fourth quarter fiscal 2015 severance actions.

Operating expenses for fiscal 2014 increased compared with fiscal 2013 primarily as a result of our Fiscal 2014 Plan. The Fiscal 2014 Plan comprised the termination of 1,900 employees and global facilities consolidations. The Fiscal 2014 Plan included streamlining our sales structure to eliminate redundancies while maintaining our focus on customers. In addition, we consolidated our development sites into development hubs to promote collaboration and agile development. Severance and facility consolidation actions under the Fiscal 2014 Plan were substantially completed by the end of fiscal 2014. Costs associated with the Fiscal 2014 Plan are included in the “Other expenses (gains), net” line item of our Consolidated Statements of Operations. Operating expenses for fiscal 2014 were also unfavorably affected by an increase in product development and enhancements expenses and costs of licensing and maintenance. Partially offsetting these increases in operating expenses was a decrease in selling and marketing expenses, primarily driven by the lower number of employees involved in selling and marketing activities and amortization of capitalized software costs. In the first quarter of fiscal 2013, there was $35 million of income from an intellectual property transaction recognized in “Other expenses (gains), net,” in addition to an impairment recorded in the fourth quarter of fiscal 2013 of $55 million relating to purchased software.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. The costs of licensing and maintenance for fiscal 2015 were generally consistent with fiscal 2014.
The increase in costs of licensing and maintenance for fiscal 2014 compared with fiscal 2013 was primarily attributable to the addition of technical support personnel in connection with the Fiscal 2014 Plan.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services decreased for fiscal 2015 compared with fiscal 2014. Operating margin for professional services decreased to 4% for fiscal 2015 compared with 7% for fiscal 2014. The decrease in operating margin for professional services was attributable to a number of factors, including the decrease in revenue, lower utilization rates for professional services personnel due to the decrease in the number of professional services engagements and costs associated with severance actions that occurred during the fourth quarter of fiscal 2015.
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
The increase in amortization of capitalized software costs for fiscal 2015 compared with fiscal 2014 was primarily due to impairments recorded during fiscal 2015 of $21 million relating to capitalized software (see Note 6, “Long Lived Assets,” in the Notes to the Consolidated Financial Statements for additional information) which was offset by a decrease in amortization expense from capitalized software costs that became fully amortized in recent periods.
Our product offerings and go-to-market strategy continue to evolve to include solutions and product suites that may be delivered either on-premise or via SaaS or cloud platforms. We expect our product offerings to continue to become available to customers at more frequent intervals than our historical release cycles. Over the last few years, we have also adopted the Agile development methodologies, which are characterized by a more dynamic development process with more frequent revisions to a product release’s features and functions as the software is being developed. Due to these factors, we have commenced capitalization much later in the development life cycle. As a result, product development and enhancements expenses have increased as the amount capitalized for internally developed software costs has decreased. We no longer capitalize any significant amounts of internally developed software costs and, as a result, future amortization of capitalized software costs is expected to decrease.

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
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. For fiscal 2015, the decrease in selling and marketing expenses compared with fiscal 2014 was primarily attributable to a favorable foreign exchange effect of $15 million, a decrease in commissions expense of $13 million due to lower new sales during fiscal 2015, a decrease in personnel related costs of $12 million from a reduced head count as a result of the Fiscal 2014 Plan and a decrease in external consultants costs of $9 million. These decreases were partially offset by $10 million in severance costs during the fourth quarter of fiscal 2015.
For fiscal 2014, the decrease in selling and marketing expenses compared with fiscal 2013 was primarily attributable to a decrease in personnel-related costs of $147 million due to a reduced headcount as a result of the Fiscal 2014 Plan and prior year workforce reduction actions, as well as a decrease in commission expense due to lower new sales during fiscal 2014. These decreases were partially offset by a $48 million increase in our marketing initiatives for fiscal 2014 compared with fiscal 2013.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts.
For fiscal 2015, general and administrative expenses decreased compared with fiscal 2014, primarily due to lower personnel-related expenses and a favorable foreign exchange effect of $9 million. These decreases were partially offset by $5 million in severance costs during the fourth quarter of fiscal 2015.
For fiscal 2014, general and administrative expenses decreased compared with fiscal 2013, primarily due to a favorable foreign exchange effect of $7 million.
Product Development and Enhancements
For fiscal 2015 and fiscal 2014, product development and enhancements expenses represented 14% and 13% of total revenue, respectively. The increase in product development and enhancements expenses was attributable to the decrease in capitalized software development costs of approximately $33 million (see “Amortization of Capitalized Software Costs” above), partially offset by a decrease in personnel-related costs from a reduced headcount as a result of the Fiscal 2014 Plan. The decrease in personnel-related costs was partially offset by $16 million in severance costs during the fourth quarter of fiscal 2015.
For fiscal 2014 and fiscal 2013, product development and enhancements expenses represented 13% and 11% of total revenue, respectively. The increase in product development and enhancements expenses was attributable to the decrease in capitalized software development costs of approximately $119 million (see “Amortization of Capitalized Software Costs” above), partially offset by a decrease in personnel-related costs from a reduced headcount as a result of the Fiscal 2014 Plan and prior year workforce reduction actions.
Depreciation and Amortization of Other Intangible Assets
The decrease in depreciation and amortization of other intangible assets for fiscal 2015 compared with fiscal 2014 was primarily due to a decrease in property and equipment depreciation expense.
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

Other Expenses (Gains), Net
The summary of other expenses (gains), net was as follows:

	Year Ended March 31,
(in millions)	2015	2014	2013
Fiscal 2014 Plan	$17	$168	$—
Legal settlements	15	29	18
(Gains) losses from foreign exchange derivative contracts	(31)	(20)	11
Losses from foreign exchange rate fluctuations	17	38	1
Assignment of rights to intellectual property	—	—	(35)
Other miscellaneous items	5	(10)	—
Total	$23	$205	$(5)
For fiscal 2015, other expenses (gains), net included a foreign currency transaction loss of $14 million relating to the remeasurement of monetary assets and liabilities of our Venezuelan subsidiary. This loss arose from our use of the foreign currency exchange system in effect for Venezuela at March 31, 2015. As of March 31, 2015, our remaining net monetary assets in Venezuela are not considered material to our overall financial statement presentation.
For fiscal 2014, other expenses (gains), net included a foreign currency transaction loss of $6 million relating to the remeasurement of monetary assets and liabilities of our Venezuelan subsidiary. This loss arose from our use of foreign exchange rates in effect at that time.
For fiscal 2013, other expenses (gains), net included a transaction in the first quarter of fiscal 2013 to assign the rights of certain of our intellectual property assets to a large technology company for $35 million as part of an effort to more fully utilize our intellectual property assets. We will continue to have the ability to use these intellectual property assets in current and future product offerings.
Interest Expense, Net
Interest expense, net for fiscal 2015 decreased compared with fiscal 2014 primarily due to lower interest expenses during fiscal 2015 as a result the repayment of our 6.125% Senior Notes due December 2014 in full and an increase in interest income earned from higher interest rates year over year.
Interest expense, net for fiscal 2014 increased compared with fiscal 2013 primarily as a result of additional interest expense relating to our debt offering that occurred during the second quarter of fiscal 2014.
Refer to the “Liquidity and Capital Resources” section of this MD&A and Note 8, “Debt,” in the Notes to the Consolidated Financial Statements for additional information.
Income Taxes
Income tax expense for fiscal 2015, 2014 and 2013 was $305 million, $129 million and $339 million, respectively. Our effective tax rate was 27.4%, 12.7% and 26.9%, for fiscal 2015, 2014 and 2013, respectively. We expect a full-year effective tax rate of between 28% and 29% for fiscal 2016.
The increase in the effective tax rate for fiscal 2015, compared with fiscal 2014, resulted primarily from the favorable resolutions of uncertain tax positions in fiscal 2014 relating to the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007.
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
No provision has been made for U.S. federal income taxes on $2,759 million and $2,349 million at March 31, 2015 and 2014, respectively, of unremitted earnings of our foreign subsidiaries since we plan to permanently reinvest all such earnings outside the United States. It is not practicable to determine the amount of tax associated with such unremitted earnings.
In November 2013, we received a tax assessment of Brazilian reais 211 million (which translated to $66 million at March 31, 2015), including interest and penalties, from the Brazilian tax authority relating to fiscal 2008-2013. The assessment included a report of findings in connection with the examination. We disagree with the proposed adjustments in the assessment and intend to vigorously dispute these matters through applicable administrative and judicial procedures, as appropriate. While we believe that we will ultimately prevail, if the assessment is not resolved in our favor, it would have an impact on our consolidated financial position, cash flows and results of operations.
We do not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Refer to Note 15, “Income Taxes,” in the Notes to the Consolidated Financial Statements for additional information.
Discontinued Operations
During fiscal 2015, we sold arcserve for $170 million and recognized a gain on disposal of $20 million, including tax expense of $77 million. The effective tax rate on the disposal was unfavorably affected by non-deductible goodwill of $109 million. In fiscal 2014, we identified ERwin as available for sale. The divestiture of arcserve and the planned divestiture of ERwin result from an effort to rationalize our product portfolio within the Enterprise Solutions segment. The results of these business operations are presented in income from discontinued operations for all periods.
Refer to Note 3, “Divestitures,” in the Notes to the Consolidated Financial Statements for additional information.
Performance of Segments
In accordance with FASB ASC Topic 280, “Segment Reporting,” we disaggregate our operations into Mainframe Solutions, Enterprise Solutions and Services segments, which are utilized by our Chief Operating Decision Maker, who is our Chief Executive Officer, for evaluating segment performance and allocating resources.
Our Mainframe Solutions and Enterprise Solutions segments comprise our software business organized by the nature of our software offerings and the platform on which the products operate. The Mainframe Solutions segment products help customers and partners transform mainframe management, gain more value from existing technology and extend mainframe capabilities. Our Enterprise Solutions segment consists of various product offerings, including: DevOps, which helps customers unite application development and IT operations; Management Cloud, where we help customers optimize IT investments; and Security, which consists of identity and access management. The Services segment comprises product implementation, consulting, customer education and customer training. These services include those directly related to our mainframe solutions and enterprise solutions.
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
Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; approved actions by our Board of Directors (i.e., costs associated with our Fiscal 2014 Plan); and other miscellaneous costs. We consider all costs of internally developed software as segment expense in the period the costs are incurred and as a result, we will add back capitalized internal software costs and exclude amortization of internally developed software costs previously capitalized from segment expenses. A measure of segment assets is not currently provided to our Chief Executive Officer and has therefore not been disclosed.
Segment financial information for fiscal 2015, 2014 and 2013 is as follows:

Mainframe Solutions	Fiscal 2015 (1)	Fiscal 2014 (1)	Fiscal 2013 (1)
Revenue	$2,392	$2,478	$2,489
Expenses	970	996	1,038
Segment profit	$1,422	$1,482	$1,451
Segment operating margin	59%	60%	58%

(1)	Information presented excludes the results of our discontinued operations.

For fiscal 2015, Mainframe Solutions revenue decreased compared with the year-ago period primarily due to insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. There was also an unfavorable foreign exchange effect of $40 million for fiscal 2015. For fiscal 2015, Mainframe Solutions operating margin decreased slightly as a result of the decrease in revenue.
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

Enterprise Solutions	Fiscal 2015 (1)	Fiscal 2014 (1)	Fiscal 2013 (1)
Revenue	$1,519	$1,555	$1,633
Expenses	1,353	1,440	1,520
Segment profit	$166	$115	$113
Segment operating margin	11%	7%	7%

(1)	Information presented excludes the results of our discontinued operations.
Enterprise Solutions revenue for fiscal 2015 decreased compared with the year-ago period primarily due to an unfavorable foreign exchange effect of $25 million for fiscal 2015 and, to a lesser extent, a decrease in sales of Enterprise Solutions products recognized within the “Software fees and other” line item of our Consolidated Statements of Operations. Enterprise Solutions operating margin for fiscal 2015 increased compared with the year-ago period primarily as a result of lower commissions and personnel-related expenses.
Enterprise Solutions revenue for fiscal 2014 decreased compared with the year-ago period primarily due to a decrease in new product sales in both the current and prior fiscal year. This decline in revenue was primarily due to a decrease in sales of certain mature product lines, partially offset by an increase in sales of recently acquired products. There was also an unfavorable foreign exchange effect of $12 million compared with the year-ago period. Enterprise Solutions operating margin for fiscal 2014 was consistent with fiscal 2013. Fiscal 2013 included income from the aforementioned $35 million intellectual property transaction.

Services	Fiscal 2015	Fiscal 2014	Fiscal 2013
Revenue	$351	$379	$382
Expenses	342	357	358
Segment profit	$9	$22	$24
Segment operating margin	3%	6%	6%
Services segment expenses include cost of professional services and assigned general and administrative expenses that are not included within the “Cost of professional services” line item of our Consolidated Statements of Operations.
Services revenue for fiscal 2015 decreased compared with fiscal 2014 primarily as a result of a decrease in the size and number of services engagements during fiscal 2015, including non-core engagements with government customers that are not directly related to our software product sales. We have also experienced a decline in professional services engagements that are connected to new product sales, due to a decrease in our new product sales. There was also an unfavorable foreign exchange effect of $6 million for fiscal 2015. Operating margin for our Services segment decreased in fiscal 2015 compared with fiscal 2014 as a result of an increase in severance costs associated with the fourth quarter of fiscal 2015 severance actions. Operating margin for our Services segment also decreased for fiscal 2015 compared with fiscal 2014 as a result of the decrease in revenue and lower utilization rates for services personnel due to the decrease in the number of services engagements.
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
Refer to Note 17, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements for additional information.

Bookings - Fiscal 2015 Compared with Fiscal 2014
Total Bookings: For fiscal 2015 and fiscal 2014, total bookings were $3,609 million and $4,421 million, respectively. The decrease in bookings was primarily due to a year-over-year decrease in renewals within subscription and maintenance bookings. There was also a decline in professional services bookings for fiscal 2015 compared with fiscal 2014. This was primarily due to a decrease in the size and number of professional services engagements during fiscal 2015 in connection with lower new product sales and a reduction in non-core engagements with government customers that are not directly related to our software product sales.
Subscription and Maintenance Bookings: For fiscal 2015 and fiscal 2014, subscription and maintenance bookings were $2,942 million and $3,663 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to a decrease in our Mainframe Solutions renewals and, to a lesser extent, a decrease in our Enterprise Solutions renewals and a decrease in new product sales that are recognized within subscription and maintenance bookings.

•
Renewal Bookings: For fiscal 2015, renewal bookings decreased by a percentage in the low twenties compared with fiscal 2014. Excluding the unfavorable effect of foreign exchange, renewal bookings for fiscal 2015 decreased by a percentage in the high teens compared with fiscal 2014. This decrease was primarily due to two factors: (1) a four-year contract renewal with a large system integrator for more than $300 million executed during fiscal 2014; and (2) the value of contracts renewed prior to their scheduled expiration dates being lower in fiscal 2015 than we had historically experienced. We currently expect these deals to renew in fiscal 2016, primarily in the second half of the year. We expected the value of our fiscal 2015 renewal portfolio to decline by a percentage in the high single digits compared with fiscal 2014, including the aforementioned large system integrator deal. For the fourth quarter of fiscal 2015, our percentage renewal yield was in the low 90 percent range. Our percentage renewal yield was at or above 90 percent for each quarter of fiscal 2015. We currently expect our fiscal 2016 renewal portfolio to increase by approximately 10 percent compared with fiscal 2015. Excluding a large system integrator renewal expected in fiscal 2016, we expect our fiscal 2016 renewal portfolio to decrease by a percentage in the low single digits. Excluding the unfavorable effect of foreign exchange, we currently expect our fiscal 2016 renewal portfolio to increase by a percentage in the mid-teens. Excluding the large system integrator renewal expected in fiscal 2016 and the unfavorable effect of foreign exchange, we currently expect our fiscal 2016 renewal portfolio to increase by a percentage in the low single digits.

•
License Agreements over $10 million: During fiscal 2015, we executed a total of 51 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,448 million. During fiscal 2014, we executed a total of 54 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,973 million, which includes the aforementioned contract renewal with a large system integrator. The decrease in aggregate contract value in fiscal 2015 compared with fiscal 2014 was primarily attributable to the aforementioned large system integrator deal executed in fiscal 2014.

•
Annualized Subscription and Maintenance Bookings and Weighted Average Subscription and Maintenance License Agreement Duration in Years: Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. For fiscal 2015, annualized subscription and maintenance bookings decreased from $1,093 million in the prior year period to $908 million. The decrease in annualized subscription and maintenance bookings was primarily a result of the lower level of renewal bookings executed during fiscal 2015 compared with fiscal 2014. The weighted average subscription and maintenance license agreement duration in years decreased from 3.35 in fiscal 2014 to 3.24 in fiscal 2015. Although each contract is subject to terms negotiated by the respective parties, we do not expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

Total New Product Sales: Within total bookings, total new product sales decreased by a percentage in the high single digits for fiscal 2015 compared with the year-ago period. Excluding the unfavorable effect of foreign exchange, total new product sales decreased by a percentage in the mid-single digits. The decrease in total new product sales was primarily due to lower renewals as well as fewer new sales outside of renewals. We previously expected total new product sales in the fourth quarter of fiscal 2015 to increase by a percentage at least in the low single digits compared with the fourth quarter of fiscal 2014. The decrease in our new product sales in the fourth quarter of fiscal 2015 compared with our expectation was primarily due to fewer new sales opportunities in connection with lower than expected renewals as discussed above. Attach rates of new sales to renewals for fiscal 2015 were generally consistent with historical rates.

•
Mainframe Solutions New Product Sales: For fiscal 2015, mainframe solutions new sales, including capacity, declined by approximately 10 percent compared with the year-ago period primarily due to lower mainframe renewals. Excluding the unfavorable effect of foreign exchange, mainframe solutions new sales decreased by a percentage in the high single digits. Overall, we expect our mainframe revenue growth to decline in a low single digit range over the medium term, which we believe is in line with the mainframe market.

•
Enterprise Solutions New Product Sales: Enterprise solutions new product sales decreased by a percentage in the mid- single digits primarily as a result of the timing of our renewal portfolio providing fewer opportunities for new sales and weakness in selling outside the renewal opportunity. While fiscal 2015 new sales in our Named accounts increased by a percentage in the low teens, our combined Named and Growth new sales did not increase by a percentage sufficient to grow total revenue.

Total Bookings by Geography: Total bookings in fiscal 2015 compared with the year-ago period decreased in all regions, except the Asia Pacific Japan region. The decrease in the United States and the Europe, Middle East and Africa region was primarily due to the timing of our renewal portfolio and the value of contracts that renewed prior to their scheduled expiration dates in fiscal 2015 being lower than we had historically experienced. In addition, the decrease in the United States was also attributable to the aforementioned contract renewal with a large system integrator in fiscal 2014.
New Product Sales by Geography: Total new product sales in fiscal 2015 compared with the year-ago period decreased in the United States and the Latin America region. Total new product sales in the United States were lower primarily due to weaker sales outside renewals. Latin America total new product sales decreased primarily as a result of the macro-economic conditions within the region. Total new product sales in the Europe, Middle East and Africa region decreased slightly. Excluding the unfavorable effect of foreign exchange, total new product sales in the Europe, Middle East and Africa region increased.
Bookings - Fiscal 2014 Compared with Fiscal 2013
Total Bookings: For fiscal 2014 and fiscal 2013, total bookings were $4,421 million and $3,978 million, respectively. The increase in bookings was primarily due to a year-over-year increase in renewals within subscription and maintenance bookings, partially offset by a decrease in total new product and mainframe solutions capacity sales.
Subscription and Maintenance Bookings: For fiscal 2014 and fiscal 2013, subscription and maintenance bookings were $3,663 million and $3,149 million, respectively. The increase in subscription and maintenance bookings was primarily attributable to an increase in our renewals.

•
Renewal Bookings: For fiscal 2014, mainframe solutions renewals and, to a lesser extent, enterprise solutions renewals, increased year-over-year primarily as a result of the timing of our renewal portfolio, which consisted of those contracts that we were able to renew during fiscal 2014. The value of our fiscal 2014 renewals increased by a percentage in the mid-twenties compared with fiscal 2013. There was a four-year contract renewal with a large system integrator for more than $300 million executed during fiscal 2014. Excluding this contract renewal, the value of our fiscal 2014 renewals would have increased by a percentage in the low teens. This increase was primarily due to a higher value of contract renewals in fiscal 2014 compared with fiscal 2013 and also was a result of certain renewals closing prior to their scheduled expiration dates. For the fourth quarter of fiscal 2014, our percentage renewal yield was in the mid-90 percent range. Our percentage renewal yield was above 90 percent for each quarter of fiscal 2014.

•
License Agreements over $10 million: During fiscal 2014, we executed a total of 54 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,973 million, which includes the aforementioned contract renewal with a large system integrator. During fiscal 2013, we executed a total of 52 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,514 million.

•
Annualized Subscription and Maintenance Bookings and Weighted Average Subscription and Maintenance License Agreement Duration in Years: For fiscal 2014, annualized subscription and maintenance bookings increased from $963 million in the prior year period to $1,093 million. This increase was attributable to the increase in subscription and maintenance bookings from fiscal 2013 to fiscal 2014. The weighted average subscription and maintenance license agreement duration in years increased from 3.27 in fiscal 2013 to 3.35 in fiscal 2014.

Total New Product Sales: Within total bookings, total new product sales decreased by approximately 10% for fiscal 2014 compared with fiscal 2013 primarily due to a decrease in mainframe solutions capacity sales in the fourth quarter of fiscal 2014. Excluding the unfavorable effect of foreign exchange, total new product sales decreased by a percentage in the high single digits.

•
Mainframe Solutions New Product Sales: Mainframe solutions new product sales decreased by a percentage in the low teens and capacity sales decreased by a percentage in the mid-thirties. For fiscal 2014, mainframe solutions new sales, including capacity decreased by a percentage in the mid-twenties. The decrease in mainframe solutions new product sales was due to several factors, including: the composition of the renewal portfolio as compared with the prior year, which included a contract for over $200 million with a U.S. government agency in the fourth quarter of fiscal 2013 having a large amount of mainframe solutions capacity; and lower capacity prices.

•
Enterprise Solutions New Product Sales: Enterprise solutions new product sales decreased by a percentage in the mid-single digits, primarily due to a decline in sales from certain mature product lines, partially offset by an increase in sales of recently acquired products.

Total Bookings by Geography: Total bookings in fiscal 2014 compared with the year-ago period increased in all regions, except in the Asia Pacific Japan region. The increase in the Europe, Middle East and Africa region was primarily due to several large contract renewals in fiscal 2014.
New Product Sales by Geography: Total new product and mainframe solutions capacity sales in fiscal 2014 compared with the year-ago period decreased in all regions.

Selected Quarterly Information

	Fiscal 2015 Quarter Ended				Total (1)
	June 30 (1)	September 30 (1)	December 31 (1)	March 31 (1)
	(dollars in millions, except per share amounts)
Revenue	$1,069	$1,079	$1,091	$1,023	$4,262
Percentage of annual revenue	25%	25%	26%	24%	100%
Costs of licensing and maintenance	$72	$71	$74	$80	$297
Cost of professional services	$81	$88	$84	$85	$338
Amortization of capitalized software costs	$67	$75	$62	$69	$273
Income from continuing operations	$212	$235	$218	$145	$810
Basic income per common share from continuing operations	$0.48	$0.53	$0.49	$0.33	$1.83
Diluted income per common share from continuing operations	$0.48	$0.53	$0.49	$0.33	$1.82

	Fiscal 2014 Quarter Ended				Total (1)
	June 30 (1)	September 30 (1)	December 31 (1)	March 31 (1)
	(dollars in millions, except per share amounts)
Revenue	$1,095	$1,105	$1,128	$1,084	$4,412
Percentage of annual revenue	25%	25%	25%	25%	100%
Costs of licensing and maintenance	$68	$71	$77	$80	$296
Cost of professional services	$88	$88	$88	$89	$353
Amortization of capitalized software costs	$66	$69	$69	$67	$271
Income from continuing operations	$330	$231	$225	$101	$887
Basic income per common share from continuing operations	$0.72	$0.51	$0.50	$0.23	$1.97
Diluted income per common share from continuing operations	$0.72	$0.51	$0.50	$0.23	$1.96

(1)	Information presented excludes the results of our discontinued operations.

Liquidity and Capital Resources
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 69% held in our subsidiaries outside the United States at March 31, 2015. Cash and cash equivalents totaled $2,804 million at March 31, 2015, representing a decrease of $448 million from the March 31, 2014 balance of $3,252 million. The decrease in cash was primarily a result of the $500 million repayment of our 6.125% Senior Notes due December 2014 in full. During fiscal 2015, there was a $532 million unfavorable translation effect from foreign exchange rates on cash held outside the United States in currencies other than the U.S. dollar.

Although 69% of our cash and cash equivalents is held by foreign subsidiaries, we currently neither intend nor expect a need to repatriate these funds to the United States in the foreseeable future. We expect existing domestic cash, cash equivalents and cash flows from operations to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding of capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding of capital expenditures, acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter.
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
For fiscal 2015, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $514 million compared with $502 million in fiscal 2014.
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

	March 31, 2015 (1)	March 31, 2014 (1)
	(in millions)
Billings backlog:
Amounts to be billed — current	$1,867	$1,983
Amounts to be billed — noncurrent	1,686	2,365
Total billings backlog	$3,553	$4,348
Revenue backlog:
Revenue to be recognized within the next 12 months — current	$3,141	$3,500
Revenue to be recognized beyond the next 12 months — noncurrent	3,389	4,139
Total revenue backlog	$6,530	$7,639
Deferred revenue (billed or collected)	$2,977	$3,291
Total billings backlog	3,553	4,348
Total revenue backlog	$6,530	$7,639

(1)	Information presented excludes the results of our discontinued operations.
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

	March 31, 2015 (1)	March 31, 2014 (1)
	(in millions)
Expected future cash collections:
Total billings backlog	$3,553	$4,348
Trade accounts receivable, net	652	800
Total expected future cash collections	$4,205	$5,148

(1)	Information presented excludes the results of our discontinued operations.
The decrease in billings backlog at March 31, 2015 compared with March 31, 2014 was a result of lower bookings during fiscal 2015, which was primarily due to a lower level of fiscal 2015 renewals and new product sales (refer to “Bookings - Fiscal 2015 Compared with Fiscal 2014 - Renewal Bookings”). Excluding the unfavorable effect of foreign exchange, billings backlog would have decreased 11% at March 31, 2015 compared with March 31, 2014.
The decrease in expected future cash collections at March 31, 2015 compared with March 31, 2014 was primarily driven by the decrease in billings backlog, as described above, and a decrease in trade accounts receivable, net.
The decrease in total revenue backlog at March 31, 2015 compared with March 31, 2014 was primarily a result of the decrease in renewal bookings for fiscal 2015 compared with the year-ago period, as described above. Excluding the unfavorable effect of foreign exchange, total revenue backlog would have decreased 8% at March 31, 2015 compared with March 31, 2014.
Revenue to be recognized in the next 12 months decreased 10% at March 31, 2015 compared with March 31, 2014. Excluding the unfavorable effect of foreign exchange, revenue to be recognized in the next 12 months would have decreased 3%. This decrease is the result of (1) the decline in renewal bookings (refer to “Bookings - Fiscal 2015 Compared with Fiscal 2014 - Renewal Bookings”), (2) the decline in professional services bookings during fiscal 2015; and (3) lower new product sales.
Generally, we believe that a change in the current portion of revenue backlog on a year-over-year basis is an indicator of future subscription and maintenance revenue performance due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably. We also believe that we would need to demonstrate multiple quarters of total new product sales growth while maintaining a renewal yield in the low 90 percent range before growth in the current portion of revenue backlog would be likely to occur.
Unbilled amounts relating to subscription licenses are mostly collectible over a period of one-to-five years and at March 31, 2015, on a cumulative basis, 53%, 82%, 94%, 99% and 100% come due within fiscal 2016 through 2020, respectively.

Cash Provided by Operating Activities

	Year Ended March 31,			$ Change
	2015 (1)	2014 (1)	2013 (1)	2015 / 2014	2014 / 2013
	(in millions)
Cash collections from billings (2)	$4,515	$4,653	$4,718	$(138)	$(65)
Vendor disbursements and payroll (2)	(2,960)	(3,025)	(3,050)	65	25
Income tax payments, net	(411)	(489)	(309)	78	(180)
Other disbursements, net (3)	(114)	(166)	—	52	(166)
Net cash provided by continuing operating activities	$1,030	$973	$1,359	$57	$(386)

(1)	Information presented excludes the results of our discontinued operations.

(2)	Amounts include value added taxes and sales taxes.

(3)
For fiscal 2015, amount includes $66 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For fiscal 2014, amount includes $105 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For fiscal 2013, amount includes interest, restructuring payments and $35 million in cash proceeds received from the aforementioned intellectual property transaction in the first quarter of fiscal 2013 and miscellaneous receipts and disbursements.

Fiscal 2015 versus Fiscal 2014
Operating Activities
Net cash provided by continuing operating activities for fiscal 2015 was $1,030 million, representing an increase of $57 million compared with fiscal 2014. Net cash provided by continuing operating activities was favorably affected by lower cash tax payments of $78 million, lower vendor disbursements and payroll payments of $65 million and a decrease in payments associated with the Fiscal 2014 Plan of $39 million. These favorable effects were partially offset by a decrease in cash collections from billings.
Investing Activities
Net cash used in investing activities from continuing operations for fiscal 2015 was $91 million compared with net cash provided by investing activities from continuing operations of $5 million for fiscal 2014. The change in net investing activities was primarily due to maturities of short-term investments of $191 million during fiscal 2014, offset by a decrease in cash paid for acquisitions and purchased software of $95 million. The year-over-year change in our investment amounts is a result of a change in the allocation of our investment portfolio, which reduced our investments in instruments with maturities greater than 90 days.
Financing Activities
Net cash used in financing activities from continuing operations for fiscal 2015 was $977 million compared with $421 million in fiscal 2014. The increase was primarily due to the $500 million repayment of our 6.125% Senior Notes Due December 2014 in full, a decrease in borrowings of $498 million, which was attributable to our August 2013 debt offering in fiscal 2014, and a decrease in the exercise of common stock options of $67 million. These decreases were partially offset by lower common share repurchases of $292 million, an increase in net borrowings from our notional pooling arrangement of $196 million and a decrease in cash dividend payments of $9 million.
Refer to the “Debt Arrangements” table below for additional information about our debt balances at March 31, 2015.
Fiscal 2014 versus Fiscal 2013
Operating Activities
Net cash provided by continuing operating activities for fiscal 2014 was $973 million, representing a decrease of $386 million compared with fiscal 2013. Net cash provided by continuing operating activities was unfavorably affected by an increase in income tax payments of $180 million, which included an income tax refund received in the second quarter of fiscal 2014 of $70 million. In addition, there was an unfavorable effect from the payments associated with the Fiscal 2014 Plan of $105 million and an increase in internally developed software costs recognized as expense of approximately $116 million. For fiscal 2013, other disbursements, net included the $35 million in cash proceeds received as other income from the aforementioned intellectual property transaction in the first quarter of fiscal 2013.

Investing Activities
Net cash provided by investing activities from continuing operations for fiscal 2014 was $5 million compared with net cash used in investing activities from continuing operations of $464 million for fiscal 2013. The change in net investing activities was primarily due to a decrease in the amount capitalized for internally developed software costs of $116 million, a decrease in restricted cash of $50 million and a decrease in net investments made during fiscal 2014 compared with fiscal 2013. During fiscal 2014, we had maturities of short-term investments of $191 million and purchases of short-term investments of $9 million, compared with purchases of short-term investments of $346 million and maturities of short-term investments of $163 million during fiscal 2013. The year-over-year change in our investment amounts is a result of a change in the allocation of our investment portfolio, which reduced our investments in instruments with maturities greater than 90 days. These decreases were partially offset by an increase in cash paid for acquisitions of $57 million.
Financing Activities
Net cash used in financing activities from continuing operations for fiscal 2014 was $421 million compared with $938 million in fiscal 2013. The decrease was primarily due to the receipt of proceeds of $498 million from our August 2013 debt offering and an increase in the exercise of common stock options of $66 million during fiscal 2014, partially offset by an increase in net repayments from our notional pooling arrangement of $36 million and an increase in common shares repurchased of $14 million.
Refer to the “Debt Arrangements” table below for additional information about our debt balances at March 31, 2014.
Debt Arrangements
Our debt arrangements consisted of the following:

	At March 31,
	2015	2014
	(in millions)
Revolving credit facility	—	—
5.375% Senior Notes due December 2019	750	750
6.125% Senior Notes due December 2014, net of unamortized premium from fair value hedge of $8 at March 31, 2014	—	508
2.875% Senior Notes due August 2018	250	250
4.500% Senior Notes due August 2023	250	250
Other indebtedness, primarily capital leases	17	13
Unamortized discount for Senior Notes	(4)	(5)
Total debt outstanding	$1,263	$1,766
Less the current portion	(10)	(514)
Total long-term debt portion	$1,253	$1,252
During the third quarter of fiscal 2015, we repaid our 6.125% Senior Notes due December 2014 in full for $500 million. We had interest rate swap derivatives with a total notional value of $500 million, which swapped a total of $500 million of our 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. These swaps were designated as fair value hedges and matured in the third quarter of fiscal 2015. At March 31, 2015, we had no interest rate swap derivatives outstanding.
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
In June 2013, we amended our revolving credit facility to extend the termination date from August 2016 to June 2018. The maximum committed amount available under the revolving credit facility is $1 billion. The facility also provides us with an option to increase the available credit by an amount up to $500 million. This option is subject to certain conditions and the agreement of the facility lenders. At March 31, 2015 and 2014, there were no outstanding borrowings under the revolving credit facility. In April 2015, we amended our revolving credit facility to extend the termination date from June 2018 to June 2019.

At March 31, 2015, our senior unsecured notes were rated Baa2 (stable) by Moody’s Investor Services, BBB+ (stable) by Standard and Poor’s, and BBB+ (stable) by Fitch Ratings.
From time to time, we examine our debt balances in light of market conditions and other factors and thus, the levels of our debt balances may change. For further information on our debt balances, refer to Note 8, “Debt,” in the Notes to the Consolidated Financial Statements.
Stock Repurchases
On May 14, 2014, our Board of Directors approved a stock repurchase program that authorized us to acquire up to $1 billion of our common stock. We expect to complete the program by the end of fiscal 2017. We expect to fund the program with available cash on hand and repurchase shares on the open market, through solicited or unsolicited privately negotiated transactions or otherwise from time to time based on market conditions and other factors.
During fiscal 2015, we repurchased 7.2 million shares of our common stock for $215 million. At March 31, 2015, we remained authorized to purchase $785 million of our common stock under our current stock repurchase program.
During fiscal 2014, we repurchased 16.3 million shares of our common stock for $505 million, which completed our previous stock repurchase program.
During fiscal 2013, we completed an Accelerated Share Repurchase (ASR) agreement with a bank to repurchase $500 million of our common stock, which was entered into during the fourth quarter of fiscal 2012. During the first quarter of fiscal 2013, we received 3.7 million additional shares and, as a result, the initial amount recorded as additional paid-in capital of $125 million was reclassified to treasury stock. The final number of shares delivered upon settlement of the agreement was determined based on the average price of our common stock over the term of the ASR agreement.
Dividends
We have paid cash dividends each year since July 1990. For each of fiscal 2015, 2014 and 2013, we paid annual cash dividends of $1.00 per share. For each of fiscal 2015, 2014 and 2013, we paid quarterly cash dividends of $0.25 per share.
Effect of Foreign Exchange Rate Changes
There was a $532 million unfavorable impact to our cash balances in fiscal 2015 predominantly due to the strengthening of the U.S. dollar against the euro (22%), the Brazilian real (29%), the British pound sterling (11%), the Australian dollar (18%), the Israeli shekel (12%), the Norwegian krone (26%), the Japanese yen (14%) and the Danish krone (22%).
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

The following table summarizes our contractual arrangements at March 31, 2015 and the timing and effect that those commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of payments on our debt obligations as reported on our Consolidated Balance Sheet at March 31, 2015.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in millions)
Long-term debt obligations (inclusive of interest)	$1,577	$60	$120	$1,108	$289
Operating lease obligations (1)	399	80	135	99	85
Purchase obligations	174	105	59	10	—
Other obligations (2)	61	19	17	10	15
Total	$2,211	$264	$331	$1,227	$389

(1)
The contractual obligations for noncurrent operating leases exclude sublease income totaling $23 million expected to be received in the following periods: $4 million (less than 1 year); $8 million (1–3 years); $7 million (3–5 years); and $4 million (more than 5 years).

(2)
$159 million of estimated liabilities related to unrecognized tax benefits are excluded from the contractual obligations table because we could not make a reasonable estimate of when those amounts will become payable.

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
Revenue Recognition
We generate revenue from the following primary sources: (1) licensing software products, including SaaS license agreements; (2) providing customer technical support (referred to as maintenance); and (3) providing professional services, such as product implementation, consulting, customer education and customer training.
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
We also license our software products without the right to unspecified future software products. Revenue from these arrangements is either recognized at the inception of the license agreement (up-front basis) or ratably over the term of any maintenance agreement that is bundled with the license. Revenue is recognized up-front only when we have established VSOE for all of the undelivered elements of the agreement. We use the residual method to determine the amount of license revenue to be recognized up-front. The residual method allocates arrangement consideration to the undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement consideration allocated to the license. The portion allocated to the license is recognized “up-front” once all four of the revenue recognition criteria are met as described below. We establish VSOE of the fair value of maintenance from either contractually stated renewal rates or using the bell-shaped curve method. VSOE of the fair value of professional services is established using the bell-shaped curve method based on hourly rates when sold on a stand-alone basis. Up-front revenue is recorded as Software Fees and Other. Revenue recognized on an up-front model will result in higher total revenue in a reporting period than if that revenue was recognized ratably.
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
Goodwill, Capitalized Software Products, and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the purchase method of accounting. Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and under certain circumstances. We review goodwill for impairment on an annual basis on the first day of the fourth quarter of each fiscal year, and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable, at the reporting unit level. Our reporting units are the same as our operating segments.

When evaluating goodwill for impairment, based upon our annual test or due to changes in circumstances described above, we first can opt to perform a qualitative assessment to determine if the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) less than the reporting unit's carrying amount, including goodwill, or we can directly perform the two-step impairment test. This qualitative assessment includes, among other things, consideration of: (i) identifying inputs and assumptions that most affect fair value; (ii) identifying relevant events and circumstances that may have an impact on those inputs and assumptions; (iii) weighing the events and circumstances; and (iv) concluding on the totality of events and circumstances. If this assessment indicates that the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. However, if the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two-step impairment test will be performed.
When performing the two-step impairment test, we first determine the estimated fair value of our reporting units based on use of the income and market approaches. Under the income approach, we calculate the estimated fair value of a reporting unit based on the present value of estimated future cash flows. If the carrying value of the reporting unit exceeds the estimated fair value, we then calculate the implied fair value of goodwill for the reporting unit and compare it to the carrying amount of goodwill for the reporting unit. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recorded to our statement of operations to reduce the carrying value to implied value.
Significant judgments and estimates are required in determining the reporting units and assessing the fair value of the reporting units. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, revenue growth rates and operating profit margins that are used to project future cash flows, discount rates, future economic and market conditions and determination of appropriate market comparables. We make certain judgments and assumptions in allocating shared costs among reporting units. We base our fair value estimates on assumptions that are consistent with information used by the business for planning purposes and that we believe to be reasonable; however, actual future results may differ from those estimates. Changes in judgments on any of these factors could materially affect the value of the reporting unit.
Based on our qualitative impairment analysis performed for fiscal 2015, we determined that it was more likely than not that there was no impairment of any of our reporting units and that the estimated fair value of each of our reporting units exceeded the carrying amount of the unit by more than 10% of the carrying amount.
The carrying values of purchased software, internally developed software and other intangible assets are reviewed for recoverability on a quarterly basis. The facts and circumstances considered include an assessment of the net realizable value for capitalized software products and the recoverability of the cost of other intangible assets from future cash flows to be derived from the use of the asset. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude of any impairment.
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
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue recognition standard. If finalized as proposed, the new guidance will be effective for our first quarter of fiscal 2019 and early application would be permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. ASU 2014-09 is expected to have a significant impact on our revenue recognition policies and disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835), which changes the required presentation of debt issuance costs from an asset on the balance sheet to a deduction from the related debt liability. This guidance will be effective for our first quarter of fiscal 2017. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

At March 31, 2015, our outstanding debt was $1,263 million, all of which was in fixed rate obligations. Refer to Note 8, “Debt,” in the Notes to the Consolidated Financial Statements for additional information.
During the third quarter of fiscal 2015, we repaid our 6.125% Senior Notes due December 2014 in full. We had interest rate swap derivatives with a total notional value of $500 million, which swapped a total of $500 million of our 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. These swaps were designated as fair value hedges and matured in the third quarter of fiscal 2015.
At March 31, 2015, we had no interest rate swap derivatives outstanding. At March 31, 2014, the fair value of the interest rate swap derivatives was an asset of $8 million, which is included in “Other current assets” in our Consolidated Balance Sheet.
Foreign Exchange Risk
We conduct business on a worldwide basis through subsidiaries in 45 foreign countries and, as such, a portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In October 2005, our Board of Directors adopted our Risk Management Policy and Procedures, which authorize us to manage, based on management’s assessment, our risks and exposures to foreign exchange rates through the use of derivative financial instruments (e.g., forward contracts, options and swaps) or other means. We only use derivative financial instruments in the context of hedging and do not use them for speculative purposes.
During fiscal 2015 and 2014, we did not designate our foreign exchange derivatives as hedges. Accordingly, all foreign exchange derivatives are recorded in our Consolidated Balance Sheets at fair value and unrealized or realized changes in fair value from these contracts are recorded as “Other expenses (gains), net” in our Consolidated Statements of Operations.
Refer to Note 9, “Derivatives” for additional information regarding our derivative activities.
If foreign exchange rates affecting our business weakened by 10% on an overall basis in comparison to the U.S. dollar, the amount of cash and cash equivalents we would report in U.S. dollars would decrease by approximately $193 million.

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
Management conducted its evaluation of the effectiveness of internal control over financial reporting at March 31, 2015 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s evaluation included the design of the Company’s internal control over financial reporting and the operating effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this Form 10-K.
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

Item 9B. Other Information.
On May 6, 2015, the Company’s Board of Directors approved an amendment to the Company’s By-laws (the “By-laws”), which became effective upon such approval. The amendment to the By-laws added Article XI to the By-laws, which provides that, unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of the Company, (2) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of the Company to the Company or the Company’s stockholders, (3) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the Delaware General Corporation Law or the Company’s Certificate of Incorporation or the By-laws (in each case, as may be amended from time to time), or (4) any action asserting a claim against the Company or any director or officer or other employee of the Company governed by the internal affairs doctrine shall be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware).
The By-laws, as amended, are filed as Exhibit 3.2 to this Annual Report on Form 10-K and are incorporated herein by reference. The preceding description of the By-laws is qualified in its entirety by reference to the complete copy of the By-laws.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item that will appear under the headings “Election of Directors,” “Director Nominating Procedures,” “Board Committees and Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed with the SEC relating to our 2015 Annual Meeting of Stockholders is incorporated herein by reference. Also, refer to Part I under the heading “Executive Officers of the Registrant” for information concerning our executive officers.
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

Item 11. Executive Compensation.
Information required by this Item that will appear under the headings “Compensation and Other Information Concerning Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation and Human Resources Committee Report on Executive Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this Item that will appear under the headings “Information Regarding Beneficial Ownership of Principal Stockholders, the Board and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the definitive proxy statement to be filed with the SEC relating to our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item that will appear under the headings “Related Person Transactions” and “Director Independence” in the definitive proxy statement to be filed with the SEC relating to our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
Information required by this Item that will appear under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive proxy statement to be filed with the SEC relating to our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1)      The Registrant’s financial statements together with a separate table of contents are annexed hereto.
(2)      Financial Statement Schedules are listed in the separate table of contents annexed hereto.
(3)      Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation.	8-K	3.3	03/09/06
3.2	By-Laws of the Company, as amended.				X
4.1	Restated Certificate of Designation of Series One Junior Participating Preferred Stock, Class A of the Company.	8-K	3.2	03/09/06
4.2	Stockholder Protection Rights Agreement dated November 8, 2012 between the Company and Computershare Shareowner Services LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock of the Company.	8-K	4.1	11/08/12
4.3	Indenture dated June 1, 2008 between the Company and U.S. Bank National Association, as trustee, relating to the senior debt securities, the senior subordinated debt securities and the junior subordinated debt securities, as applicable.	S-3	4.1	06/12/08
4.4	Officers’ Certificates dated November 13, 2009 establishing the terms of the Company’s 5.375% Senior Notes due 2019 pursuant to the Indenture dated June 1, 2008 (including the form of the Senior Notes).	8-K	4.2	11/13/09
4.5	Officers’ Certificate dated August 16, 2013 establishing the terms of the Company’s 2.875% Senior Notes due 2018 and 4.500% Senior Notes due 2023 pursuant to the Indenture dated June 1, 2008 (including the forms of the Senior Notes).	8-K	4.2	08/16/13
10.1*	CA, Inc. 2002 Incentive Plan (amended and restated effective as of April 27, 2007).	10-K	10.9	05/30/07
10.2*	CA, Inc. 2002 Compensation Plan for Non-Employee Directors.	DEF 14A	Exhibit C	07/26/02
10.3	Deferred Prosecution Agreement, including the related Information and Stipulation of Facts.	8-K	10.1	09/22/04
10.4	Final Consent Judgment of Permanent Injunction and Other Relief, including SEC complaint.	8-K	10.2	09/22/04
10.5*	Form of Restricted Stock Unit Certificate under the CA, Inc. 2002 Incentive Plan.	10-Q	10.1	02/09/05
10.6*	Form of Non-Qualified Stock Option Certificate under the CA, Inc. 2002 Incentive Plan.	10-Q	10.2	02/09/05
10.7*	Form of Non-Qualified Stock Option Award Certificate under the CA, Inc. 2002 Incentive Plan.	8-K	10.5	06/02/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
10.8*	Form of Non-Qualified Stock Option Award Certificate (Employment Agreement) under the CA, Inc. 2002 Incentive Plan.	8-K	10.6	06/02/06
10.9*	Form of Incentive Stock Option Award Certificate under the CA, Inc. 2002 Incentive Plan.	8-K	10.7	06/02/06
10.10*	Form of Incentive Stock Option Award Certificate (Employment Agreement) under the CA, Inc. 2002 Incentive Plan.	8-K	10.8	06/02/06
10.11*	Program whereby certain designated employees, including the Company’s Named Executive Officers, are provided with certain covered medical services, effective August 1, 2005.	8-K	10.1	08/02/05
10.12*	Amended and Restated CA, Inc. Executive Deferred Compensation Plan, effective November 20, 2006.	10-Q	10.1	02/06/07
10.13*	Form of Deferral Election.	10-K	10.52	07/31/06
10.14	Lease dated August 15, 2006 among the Company, Island Headquarters Operators LLC and Islandia Operators LLC.	8-K	10.2	08/21/06
10.15*	CA, Inc. 2007 Incentive Plan.	8-K	10.1	08/27/07
10.16*	Form of Award Agreement under the CA, Inc. 2007 Incentive Plan - Restricted Stock Units.	8-K	10.2	08/27/07
10.17*	Form of Award Agreement under the CA, Inc. 2007 Incentive Plan - Restricted Stock Awards.	8-K	10.3	08/27/07
10.18*	Form of Award Agreement under the CA, Inc. 2007 Incentive Plan - Non-Qualified Stock Awards.	8-K	10.4	08/27/07
10.19*	First Amendment to CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	10-K	10.68	05/23/08
10.20*	First Amendment to Adoption Agreement for CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	10-K	10.69	05/23/08
10.21*	Director Retirement Donation Policy.	10-Q	10.9	10/23/09
10.22*	Form of Restricted Stock Unit Award Agreement for certain Named Executive Officers.	10-Q	10.3	01/29/10
10.23*	Homeowners Relocation Policy for Senior Executives.	10-K	10.57	05/14/10
10.24*	Renters Relocation Policy for Senior Executives.	10-K	10.58	05/14/10
10.25*	CA, Inc. Special Retirement Vesting Benefit Policy.	10-Q	10.1	01/26/11
10.26*	CA, Inc. 2003 Compensation Plan for Non-Employee Directors (amended and restated dated December 31, 2010).	10-Q	10.2	01/26/11
10.27*	Letter dated May 18, 2011 from the Company to Richard J. Beckert regarding terms of employment.	10-Q	10.1	07/22/11
10.28*	CA, Inc. 2011 Incentive Plan.	DEF 14A	Exhibit B	06/10/11
10.29*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Units.	10-Q	10.4	10/28/11

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
10.30*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards.	10-Q	10.5	10/28/11
10.31*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards (special retirement vesting).	10-Q	10.6	10/28/11
10.32*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options.	10-Q	10.7	10/28/11
10.33*	CA, Inc. 2012 Employee Stock Purchase Plan.	DEF 14A	Exhibit C	06/10/11
10.34*	Form of Transitional Award Agreement under the CA, Inc. 2007 Incentive Plan - Restricted Stock Awards.	10-K	10.55	05/11/12
10.35*	Form of Transitional Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards.	10-K	10.56	05/11/12
10.36*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Units.	10-K	10.57	05/11/12
10.37*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards.	10-K	10.58	05/11/12
10.38*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards (special retirement vesting).	10-K	10.59	05/11/12
10.39*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options.	10-K	10.60	05/11/12
10.40*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options (Canadian employees).	10-K	10.61	05/11/12
10.41*	CA, Inc. 2012 Compensation Plan for Non-Employee Directors.	DEF 14A	Exhibit B	06/11/12
10.42*	Summary description of amended financial planning benefit.	10-Q	10.1	10/26/12
10.43*	Employment Agreement dated December 10, 2012 between the Company and Michael P. Gregoire.	8-K	10.1	12/12/12
10.44*	CA, Inc. Change in Control Severance Policy (amended and restated effective January 7, 2013).	10-Q	10.3	01/24/13
10.45*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options (Canadian employees).	10-K	10.64	05/09/13
10.46*	Amended and Restated Credit Agreement dated June 7, 2013.	8-K	10.1	06/10/13
10.47*	Form of Sign-On Award Agreement for Lauren P. Flaherty under the CA, Inc. 2011 Incentive Plan - Restricted Stock Units.	10-Q	10.2	10/25/13
10.48*	Form of Sign-On Award Agreement for Lauren P. Flaherty under the CA, Inc. 2011 Incentive Plan - Nonqualified Stock Options.	10-Q	10.3	10/25/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
10.49*	Letter dated January 21, 2014 from the Company to Adam Elster regarding terms of employment.	8-K	10.1	01/21/14
10.50*	Separation Agreement and General Claims Release dated February 14, 2014 between the Company and George J. Fischer.	10-K	10.62	05/19/14
10.51*	CA, Inc. Executive Severance Policy effective May 13, 2014.	10-K	10.63	05/19/14
10.52*	Summary description of Director compensation.	10-K	10.64	05/19/14
10.53*	Letter dated June 14, 2013 from the Company to Lauren P. Flaherty regarding terms of employment.	10-Q	10.2	07/24/14
10.54*	Final Release and Indemnity dated June 16, 2014 between the Company and Peter JL Griffiths.	10-Q	10.3	07/24/14
10.55*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Executive Officer Restricted Stock Awards.	10-Q	10.4	07/24/14
10.56*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Units.	10-Q	10.5	07/24/14
10.57*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards.	10-Q	10.6	07/24/14
10.58*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options.	10-Q	10.7	07/24/14
10.59*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options (Canadian employees).	10-Q	10.8	07/24/14
10.60*	Bring-down General Claims Release dated July 1, 2014 between the Company and George J. Fischer.	10-Q	10.1	10/23/14
10.61	Amendment No. 1 dated April 13, 2015 to Amended and Restated Credit Agreement dated June 7, 2013.	8-K	10.1	04/14/15
10.62*	Schedules A, B and C (as amended effective May 6, 2015) to CA, Inc. Change in Control Severance Policy.				X
10.63*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards (special retirement vesting).				X
12	Statement of Ratios of Earnings to Fixed Charges.				X
21	Subsidiaries of the Registrant.				X
23	Consent of Independent Registered Public Accounting Firm.				X
24	Power of Attorney				X
31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
32†	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
101	The following financial statements from CA, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):				X
(i) Consolidated Balance Sheets - March 31, 2015 and March 31, 2014.
(ii) Consolidated Statements of Operations - Years Ended March 31, 2015, 2014 and 2013.
(iii) Consolidated Statements of Comprehensive Income - Years Ended March 31, 2015, 2014 and 2013.
(iv) Consolidated Statements of Stockholders’ Equity - Years Ended March 31, 2015, 2014 and 2013.
(v) Consolidated Statements of Cash Flows - Years Ended March 31, 2015, 2014 and 2013.
(vi) Notes to Consolidated Financial Statements - March 31, 2015.
*    Management contract or compensatory plan or arrangement
†    Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CA, INC.

By:	/s/ Michael P. Gregoire

Michael P. Gregoire
Chief Executive Officer
Dated: May 8, 2015

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
Dated: May 8, 2015

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director
Jens Alder

*	Director
Raymond J. Bromark

*	Director
Gary J. Fernandes

*	Director
Michael P. Gregoire

*	Director
Rohit Kapoor

*	Director
Jeffrey G. Katz

*	Director
Kay Koplovitz

*	Director
Christopher B. Lofgren

*	Director
Richard Sulpizio

*	Director
Laura S. Unger

*	Director
Arthur F. Weinbach

*	Director
Renato (Ron) Zambonini

*By:	/s/ C.H.R. DuPree
C.H.R. DuPree
Attorney-in-fact
Dated: May 8, 2015

CA, Inc. and Subsidiaries
New York, New York
Annual Report on Form 10-K Item 8, Item 9A, Item 15(a)(1) and (2), and Item 15(c)
List of Consolidated Financial Statements and Financial Statement Schedule
Consolidated Financial Statements and Financial Statement Schedule
Year ended March 31, 2015
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CA, Inc.:
We have audited the accompanying consolidated balance sheets of CA, Inc. and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended March 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in Item 15(c). We also have audited CA, Inc.’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control —  Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CA, Inc.’s management is responsible for these consolidated financial statements and the consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CA, Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Also, in our opinion, CA, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
/s/ KPMG LLP
New York, New York
May 8, 2015

CA, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,
(in millions, except share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$2,804	$3,252
Trade accounts receivable, net	652	800
Deferred income taxes	318	315
Other current assets	213	192
Total current assets	$3,987	$4,559
Property and equipment, net of accumulated depreciation of $812 and $828, respectively	$252	$295
Goodwill	5,806	5,922
Capitalized software and other intangible assets, net	731	1,063
Deferred income taxes	92	59
Other noncurrent assets, net	111	118
Total assets	$10,979	$12,016
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$10	$514
Accounts payable	105	129
Accrued salaries, wages and commissions	219	275
Accrued expenses and other current liabilities	428	510
Deferred revenue (billed or collected)	2,114	2,419
Taxes payable, other than income taxes payable	55	66
Deferred income taxes	7	9
Total current liabilities	$2,938	$3,922
Long-term debt, net of current portion	$1,253	$1,252
Federal, state and foreign income taxes payable	150	182
Deferred income taxes	45	67
Deferred revenue (billed or collected)	863	872
Other noncurrent liabilities	105	151
Total liabilities	$5,354	$6,446
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 435,502,730 and 438,740,478 shares outstanding, respectively	59	59
Additional paid-in capital	3,631	3,610
Retained earnings	6,221	5,818
Accumulated other comprehensive loss	(418)	(171)
Treasury stock, at cost, 154,192,351 and 150,954,603 shares, respectively	(3,868)	(3,746)
Total stockholders' equity	$5,625	$5,570
Total liabilities and stockholders' equity	$10,979	$12,016
See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended March 31,
(in millions, except per share amounts)	2015	2014	2013
Revenue:
Subscription and maintenance	$3,560	$3,683	$3,764
Professional services	351	379	382
Software fees and other	351	350	358
Total revenue	$4,262	$4,412	$4,504
Expenses:
Costs of licensing and maintenance	$297	$296	$275
Cost of professional services	338	353	354
Amortization of capitalized software costs	273	271	305
Selling and marketing	1,060	1,104	1,225
General and administrative	377	395	405
Product development and enhancements	603	574	483
Depreciation and amortization of other intangible assets	129	144	158
Other expenses (gains), net	23	205	(5)
Total expenses before interest and income taxes	$3,100	$3,342	$3,200
Income from continuing operations before interest and income taxes	$1,162	$1,070	$1,304
Interest expense, net	47	54	44
Income from continuing operations before income taxes	$1,115	$1,016	$1,260
Income tax expense	305	129	339
Income from continuing operations	$810	$887	$921
Income from discontinued operations, net of income taxes	36	27	34
Net income	$846	$914	$955
Basic income per common share:
Income from continuing operations	$1.83	$1.97	$2.00
Income from discontinued operations	0.08	0.06	0.07
Net income	$1.91	$2.03	$2.07
Basic weighted average shares used in computation	439	446	456
Diluted income per common share:
Income from continuing operations	$1.82	$1.96	$1.99
Income from discontinued operations	0.08	0.06	0.07
Net income	$1.90	$2.02	$2.06
Diluted weighted average shares used in computation	441	448	457
See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended March 31,
(in millions)	2015	2014	2013
Net income	$846	$914	$955
Other comprehensive loss:
Foreign currency translation adjustments	(247)	(16)	(47)
Total other comprehensive loss	$(247)	$(16)	$(47)
Comprehensive income	$599	$898	$908
See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2012	$59	$3,491	$4,865	$(108)	$(2,910)	$5,397
Net income			955			955
Other comprehensive loss				(47)		(47)
Comprehensive income						908
Share-based compensation		78				78
Dividends declared			(463)			(463)
Release of restricted stock, exercise of common stock options, ESPP and other items		(101)			126	25
Accelerated share repurchase		125			(125)	—
Treasury stock purchased					(495)	(495)
Balance at March 31, 2013	$59	$3,593	$5,357	$(155)	$(3,404)	$5,450
Net income			914			914
Other comprehensive loss				(16)		(16)
Comprehensive income						898
Share-based compensation		82				82
Dividends declared			(453)			(453)
Release of restricted stock, exercise of common stock options, ESPP and other items		(65)			163	98
Treasury stock purchased					(505)	(505)
Balance at March 31, 2014	$59	$3,610	$5,818	$(171)	$(3,746)	$5,570
Net income			846			846
Other comprehensive loss				(247)		(247)
Comprehensive income						599
Share-based compensation		87				87
Dividends declared			(444)			(444)
Release of restricted stock, exercise of common stock options, ESPP and other items		(66)	1		93	28
Treasury stock purchased					(215)	(215)
Balance at March 31, 2015	$59	$3,631	$6,221	$(418)	$(3,868)	$5,625
See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended March 31,
(in millions)	2015	2014	2013
Operating activities from continuing operations:
Net income	$846	$914	$955
Income from discontinued operations	(36)	(27)	(34)
Income from continuing operations	$810	$887	$921
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	402	415	463
Deferred income taxes	(72)	(69)	13
Provision for bad debts	3	7	7
Share-based compensation expense	87	81	77
Asset impairments and other non-cash items	5	10	12
Foreign currency transaction (gains) losses	(2)	10	16
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	79	42	35
Decrease in deferred revenue	(138)	(103)	(128)
Decrease in taxes payable, net	(98)	(331)	(56)
(Decrease) increase in accounts payable, accrued expenses and other	(9)	82	6
Decrease in accrued salaries, wages and commissions	(40)	(28)	(42)
Changes in other operating assets and liabilities	3	(30)	35
Net cash provided by operating activities - continuing operations	$1,030	$973	$1,359
Investing activities from continuing operations:
Acquisitions of businesses, net of cash acquired, and purchased software	$(38)	$(133)	$(76)
Purchases of property and equipment	(53)	(65)	(50)
Proceeds from sale of assets	—	12	—
Capitalized software development costs	—	(40)	(156)
Purchases of investments	—	(9)	(346)
Maturities of investments	—	191	163
Decrease in restricted cash	—	50	—
Other investing activities	—	(1)	1
Net cash (used in) provided by investing activities - continuing operations	$(91)	$5	$(464)
Financing activities from continuing operations:
Dividends paid	$(444)	$(453)	$(463)
Purchases of common stock	(215)	(507)	(493)
Notional pooling borrowings	5,371	3,702	1,143
Notional pooling repayments	(5,207)	(3,734)	(1,139)
Debt borrowings	—	498	—
Debt repayments	(508)	(15)	(13)
Debt issuance costs	—	(5)	—
Exercise of common stock options and other	26	93	27
Net cash used in financing activities - continuing operations	$(977)	$(421)	$(938)
Effect of exchange rate changes on cash	$(532)	$62	$(83)
Net change in cash and cash equivalents - continuing operations	$(570)	$619	$(126)
Cash (used in) provided by operating activities - discontinued operations	$(48)	$40	$49
Cash provided by (used in) investing activities - discontinued operations	170	—	(9)
Net effect of discontinued operations on cash and cash equivalents	$122	$40	$40
(Decrease) increase in cash and cash equivalents	$(448)	$659	$(86)
Cash and cash equivalents at beginning of period	$3,252	$2,593	$2,679
Cash and cash equivalents at end of period	$2,804	$3,252	$2,593
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
(d) Divestitures: In the second quarter of fiscal year 2015, the Company sold its CA arcserve data protection solution assets (arcserve). In the fourth quarter of fiscal year 2014, the Company identified its CA ERwin Data Modeling solution assets (ERwin) as available for sale. The results of operations associated with these businesses have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows for fiscal years 2015, 2014 and 2013. The effects of the discontinued operations were immaterial to the Company’s Consolidated Balance Sheets at March 31, 2015 and 2014. See Note 3, “Divestitures,” for additional information.
(e) Foreign Currencies: In general, the functional currency of the Company’s foreign subsidiaries is the local country's currency. Assets and liabilities of the Company’s foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the Company’s subsidiaries into U.S. dollars are reported as currency translation adjustments in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.
Foreign currency transaction (gains) losses were approximately $(14) million, $17 million and $12 million in fiscal years 2015, 2014 and 2013, respectively, and were included in “Other expenses (gains), net” in the Consolidated Statements of Operations in the period in which they occurred. For fiscal years 2015 and 2014, other expenses (gains), net included foreign currency transaction losses of approximately $14 million and $6 million, respectively, relating to the remeasurement of monetary assets and liabilities of the Company's Venezuelan subsidiary. These losses arose from the Company's use of the foreign currency exchange system in effect for Venezuela at March 31, 2015 and 2014, respectively.
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

Subscription and Maintenance Revenue: Software licenses that include the right to receive unspecified future software products are considered subscription arrangements under GAAP and are recognized ratably over the term of the license agreement. Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from either: (i) software usage fees and product sales that include subscription agreements and also generally include maintenance; (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades which are separately identifiable from software usage fees or product sales; or (iii) software license agreements bundled with elements (i.e., maintenance or professional services) for which vendor specific objective evidence (VSOE) has not been established. Revenue for these arrangements is recognized ratably over the term of the subscription or maintenance term.
Professional Services: Revenue from professional services arrangements is generally recognized as the services are performed. Revenue and costs from committed professional services that are sold as part of a subscription license agreement are deferred and recognized on a ratable basis over the term of the related software license. VSOE of professional services is established based on hourly rates when sold on a stand-alone basis. If it is not probable that a project will be completed or the payment will be received, revenue recognition is deferred until the uncertainty is removed.
Software Fees and Other: Software fees and other revenue consists primarily of revenue from the sale of perpetual software licenses that do not include the right to unspecified software products (i.e., a subscription agreement) sold on a stand-alone basis or in a bundled arrangement where VSOE exists for all undelivered elements, and revenue from Software-as-a-Service. For bundled arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. The Company determines VSOE of maintenance, depending on the product, from either contractually stated renewal rates or the bell-shaped curve method.
In the event that agreements with the Company’s customers are executed in close proximity of the other software license agreements with the same customer, the Company evaluates whether the separate arrangements are linked, and, if so, the agreements are considered a single multi-element arrangement for which revenue is recognized ratably as subscription and maintenance revenue or, in the case of a professional services arrangement that is linked to a subscription-based software license, as professional services revenue, in the Consolidated Statements of Operations.
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
In addition to stock options, restricted share awards (RSAs) and restricted share units (RSUs) with time-based vesting, the Company issues performance share units (PSUs). Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods, the applicable number of shares of RSAs, RSUs or unrestricted shares granted may vary based on the level of achievement of the performance targets. Additionally, the grants are subject to the approval of the Company’s Compensation and Human Resources Committee of the Board of Directors (the Compensation Committee), which has discretion to reduce any award for any reason. The value of the PSU awards is remeasured each reporting period until the Compensation Committee approves attainment of the specified performance targets, at which time a grant date is deemed to have been achieved for accounting purposes, the value of the award is fixed and any remaining unrecognized compensation expense is recognized over the remaining time-based vesting period. See Note 14, “Stock Plans,” for additional information.

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
(k) Cash and Cash Equivalents: All financial instruments purchased with an original maturity of three months or less at the time of purchase are considered cash equivalents. The Company’s cash and cash equivalents are held by its subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency which may not be the U.S. dollar. Approximately 69% and 61% of cash and cash equivalents were maintained outside the United States at March 31, 2015 and 2014, respectively.
Total interest income, which primarily relates to the Company’s cash and cash equivalent balances and investments, for fiscal years 2015, 2014 and 2013 was approximately $30 million, $21 million and $20 million, respectively, and is included in “Interest expense, net” in the Consolidated Statements of Operations.
(l) Fair Value Measurements: Fair value is the price that would be received for an asset or the amount paid to transfer a liability in an orderly transaction between market participants. The Company is required to classify certain assets and liabilities based on the following fair value hierarchy:

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
(m) Long-Lived Assets:
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
Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization expense is calculated based on the estimated useful lives of the assets, and is recognized by using the straight-line method. Building and improvements are generally estimated to have 5 to 39 year lives, and the remaining property and equipment are generally estimated to have 3 to 7 year lives.
Internally Developed Software Products: Internally developed software products, which are included in "Capitalized software and other intangible assets, net" in the Consolidated Balance Sheets, consist of capitalized costs associated with the development of computer software to be sold, leased or otherwise marketed. Software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility, as defined in FASB ASC Topic 985-20, has been established. Costs incurred thereafter are capitalized until the product is made generally available. The stage during the Company's development process for a new product or new release at which technological feasibility requirements are established affects the amount of costs capitalized.

Annual amortization of internally developed software products is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be 5 years from the date the product became available for general release to customers. The Company generally recognizes amortization expense for capitalized software costs using the straight-line method, and such amortization is included in “Amortization of capitalized software costs” in the Consolidated Statements of Operations. Internally developed software products are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Purchased Software Products: Purchased software products, which is included in "Capitalized software and other intangible assets, net" in the Consolidated Balance Sheets, consist primarily of the cost of software technology acquired in business combinations. The cost of such products is equal to the fair value of the acquired software technology at the acquisition date. Annual amortization of purchased software products is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product. The Company generally amortizes capitalized software costs using the straight-line method over their remaining economic lives, estimated to be between 2 and 10 years from the date of acquisition, and such amortization is included in “Amortization of capitalized software costs” in the Consolidated Statements of Operations. Purchased software products are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Other Intangible Assets: Other intangible assets, which is included in "Capitalized software and other intangible assets, net" in the Consolidated Balance Sheets, consist of customer relationships and trademarks/trade names. The Company generally amortizes all other intangible assets using the straight-line method over their remaining economic lives, estimated to be between 2 and 12 years from the date of acquisition, and such amortization is included in "Depreciation and amortization of other intangible assets" in the Consolidated Statements of Operations. Other intangible assets subject to amortization are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the purchase method of accounting. Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and under certain circumstances. The Company reviews goodwill for impairment on an annual basis on the first day of the fourth quarter of each fiscal year, and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable, at the reporting unit level. The Company's reporting units are the same as its operating segments.
When evaluating goodwill for impairment, based upon the Company's annual test or due to changes in circumstances described above, the Company first can opt to perform a qualitative assessment to determine if the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) less than the reporting unit's carrying amount, including goodwill, or it can directly perform the two-step impairment test. This qualitative assessment includes, among other things, consideration of: (i) identifying inputs and assumptions that most affect fair value; (ii) identifying relevant events and circumstances that may have an impact on those inputs and assumptions; (iii) weighing the events and circumstances; and (iv) concluding on the totality of events and circumstances. If this assessment indicates that the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and the Company is not required to perform further testing. However, if the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two-step impairment test will be performed.
When performing the two-step impairment test, the Company first determines the estimated fair value of its reporting units based on use of the income and market approaches. Under the income approach, the Company calculates the estimated fair value of a reporting unit based on the present value of estimated future cash flows. If the carrying value of the reporting unit exceeds the estimated fair value, the Company then calculates the implied fair value of goodwill for the reporting unit and compares it to the carrying amount of goodwill for the reporting unit. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recorded to its statement of operations to reduce the carrying value to implied value.
Significant judgments and estimates are required in determining the reporting units and assessing the fair value of the reporting units. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, revenue growth rates and operating profit margins that are used to project future cash flows, discount rates, future economic and market conditions and determination of appropriate market comparables. The Company makes certain judgments and assumptions in allocating shared costs among reporting units. The Company bases its fair value estimates on assumptions that are consistent with information used by the business for planning purposes and that it believes to be reasonable; however, actual future results may differ from those estimates. Changes in judgments on any of these factors could materially affect the value of the reporting unit.
See Note 6, “Long-Lived Assets,” for additional information.

(n) Restricted Cash: The total amount of restricted cash at March 31, 2015 and 2014 was approximately $1 million and $2 million, respectively, and is included in “Other noncurrent assets, net” in the Consolidated Balance Sheets. During the fourth quarter of fiscal year 2014, the Company was granted approval to reduce the minimum restricted cash balance of its insurance subsidiary from $50 million to $250,000. As result, the Company reclassified approximately $50 million from “Other noncurrent assets, net” to “Cash and cash equivalents” in the Consolidated Balance Sheet at March 31, 2014. The reduction in the restricted cash balance was a source of investing cash inflows in the Consolidated Statement of Cash Flows for the year ended March 31, 2014. In addition to this restricted cash balance, the Company has other restricted cash balances, including cash collateral for letters of credit.
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
(p) Deferred Revenue (Billed or Collected): The Company accounts for unearned revenue on billed amounts due from customers on a gross basis. Unearned revenue on billed installments (collected or uncollected) is reported as deferred revenue in the liability section of the Company's Consolidated Balance Sheets.
Deferred revenue (billed or collected) excludes unbilled contractual commitments executed under license and maintenance agreements that will be billed in future periods. See Note 7, “Deferred Revenue,” for additional information.
(q) Advertising: Advertising costs are expensed as incurred. Advertising expense was approximately $39 million, $38 million and $10 million for fiscal years 2015, 2014 and 2013, respectively.
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
(s) Other Matters: In fiscal year 2013, the Company closed a transaction that assigned the rights to certain of the Company’s intellectual property assets to a large technology company for $35 million. The entire contract amount is included in the “Other expenses (gains), net” line item of the Company’s Consolidated Statement of Operations for the year ended March 31, 2013.
(t) New Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue recognition standard. If finalized as proposed, the new guidance will be effective for the Company's first quarter of fiscal year 2019 and early application would be permitted. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. ASU 2014-09 is expected to have a significant impact on the Company’s revenue recognition policies and disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835), which changes the required presentation of debt issuance costs from an asset on the balance sheet to a deduction from the related debt liability. This guidance will be effective for the Company in its first quarter of fiscal year 2017. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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
The Company had approximately $27 million and $30 million of accrued acquisition-related costs at March 31, 2015 and 2014, respectively, related to purchase price amounts withheld to support indemnification obligations by the sellers.

Note 3 — Divestitures
In the second quarter of fiscal year 2015, the Company sold arcserve for approximately $170 million and recognized a gain on disposal of approximately $20 million, including tax expense of approximately $77 million. The effective tax rate on the disposal was unfavorably affected by non-deductible goodwill of approximately $109 million. In the fourth quarter of fiscal year 2014, the Company identified ERwin as available for sale. The divestiture of arcserve and the planned divestiture of ERwin result from an effort to rationalize the Company’s product portfolio within the Enterprise Solutions segment.
The income from discontinued operations relating to both ERwin and the sale of arcserve for fiscal years 2015, 2014 and 2013 consisted of the following:

	Year Ended March 31,
(in millions)	2015	2014	2013
Subscription and maintenance	$43	$88	$94
Software fees and other	19	47	45
Total revenue	$62	$135	$139
Income from operations of discontinued components, net of tax expense of $10 million, $19 million and $24 million, respectively	$16	$27	$34
Gain on disposal of discontinued component, net of tax	20	—	—
Income from discontinued operations, net of tax	$36	$27	$34

Note 4 — Severance and Exit Costs
Fiscal Year 2015 Severance Actions: During the fourth quarter of fiscal year 2015, the Company committed to and initiated severance actions (Fiscal 2015 Severance Actions) to further improve efficiencies in its operations and align its business with strategic objectives and cost savings initiatives. These actions comprised the termination of approximately 690 employees and resulted in a charge of approximately $40 million (approximately $16 million is included in “Product development and enhancements,” $10 million is included in “Selling and marketing,” $8 million is included in “Cost of professional services,” $5 million is included in “General and administrative” and $1 million is included in “Costs of licensing and maintenance” in the Company's Consolidated Statements of Operations). The Fiscal 2015 Severance Actions are expected to be substantially completed by the first quarter of fiscal year 2016.

Fiscal Year 2014 Rebalancing Plan: In fiscal year 2014, the Company's Board of Directors approved and committed to a rebalancing plan (Fiscal 2014 Plan) to better align its business priorities. This included the termination of approximately 1,900 employees and global facilities consolidations. Costs associated with the Fiscal 2014 Plan are presented in “Other expenses (gains), net” in the Company’s Consolidated Statements of Operations. The total amount incurred to date for severance and facility exit costs under the Fiscal 2014 Plan is approximately $166 million and $22 million, respectively. The Company expects total costs of the Fiscal 2014 Plan to be approximately $190 million. Severance and facility consolidation actions under the Fiscal 2014 Plan were substantially completed by the end of fiscal year 2014.
Accrued severance and exit costs and changes in the accruals for fiscal years 2015, 2014 and 2013 were as follows:

(in millions)	Accrued Balance at March 31, 2014	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at March 31, 2015
Severance charges	$55	$60	$(7)	$(77)	$(3)	$28
Facility exit charges	29	—	—	(9)	1	21
Total accrued liabilities	$84					$49

(in millions)	Accrued Balance at March 31, 2013	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at March 31, 2014
Severance charges	$16	$160	$(12)	$(113)	$4	$55
Facility exit charges	23	22	—	(13)	(3)	29
Total accrued liabilities	$39					$84

(in millions)	Accrued Balance at March 31, 2012	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at March 31, 2013
Severance charges	$13	$18	$(6)	$(9)	$—	$16
Facility exit charges	40	—	—	(13)	(4)	23
Total accrued liabilities	$53					$39
The balance at March 31, 2015 includes a severance accrual of approximately $5 million for plans and actions prior to the Fiscal 2015 Severance Actions.
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

Note 5 — Trade Accounts Receivable
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	At March 31,
(in millions)	2015	2014
Accounts receivable – billed	$591	$739
Accounts receivable – unbilled	63	61
Other receivables	15	19
Less: Allowances	(17)	(19)
Trade accounts receivable, net	$652	$800

Note 6 — Long-Lived Assets
Property and Equipment: A summary of property and equipment was as follows:

	At March 31.
(in millions)	2015	2014
Land and buildings	$190	$222
Equipment, software developed for internal use, furniture and leasehold improvements	874	901
	1,064	1,123
Accumulated depreciation and amortization	(812)	(828)
Property and equipment, net	$252	$295
Capitalized Software and Other Intangible Assets: The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2015 were as follows:

	At March 31, 2015
(in millions)	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
Purchased software products	$5,717	$4,859	$858	$413	$445
Internally developed software products	1,486	835	651	414	237
Other intangible assets	836	556	280	231	49
Total capitalized software and other intangible assets	$8,039	$6,250	$1,789	$1,058	$731

The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2014 were as follows:

	At March 31, 2014
(in millions)	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
Purchased software products	$5,706	$4,849	$857	$309	$548
Internally developed software products	1,561	757	804	397	407
Other intangible assets	846	489	357	249	108
Total capitalized software and other intangible assets	$8,113	$6,095	$2,018	$955	$1,063

During fiscal year 2015, the Company recorded impairments of approximately $21 million within the Enterprise Solutions segment relating to internally developed software products and purchased software products of approximately $9 million and $12 million, respectively. These impairments were a result of the Company’s continued effort to rationalize its product portfolio. The impairments were included in “Amortization of capitalized software costs” in the Consolidated Statement of Operations for fiscal year 2015. Amortization of capitalized software costs was not included in segment expenses (see Note 17, “Segment and Geographic Information,” for additional information).
During fiscal year 2014, the Company recorded an impairment of approximately $6 million within the Enterprise Solutions segment relating to internally developed software products. No impairments for purchased software products were recorded during fiscal year 2014.
During fiscal year 2013, the Company recorded an impairment of $55 million within the Enterprise Solutions segment relating to purchased software products. This impairment was determined through the use of the discounted cash flow model and reflected lower expectations about future cash flows to be generated from these assets. The impairment was included in “Amortization of capitalized software costs” in the Consolidated Statement of Operations for fiscal year 2013. Amortization of capitalized software costs was not included in segment expenses (see Note 17, “Segment and Geographic Information,” for additional information). During fiscal year 2013, the Company recorded an impairment of approximately $2 million within the Enterprise Solutions segment relating to internally developed software products.
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
Depreciation and Amortization Expense: A summary of depreciation and amortization expense was as follows:

	Year Ended March 31,
(in millions)	2015	2014	2013
Depreciation	$71	$84	$104
Amortization of purchased software products	124	116	162
Amortization of internally developed software products	149	155	143
Amortization of other intangible assets	58	60	54
Total depreciation and amortization expense	$402	$415	$463

Based on the capitalized software and other intangible assets recognized at March 31, 2015, the annual amortization expense over the next five fiscal years is expected to be as follows:

	Year Ended March 31,
(in millions)	2016	2017	2018	2019	2020
Purchased software products	$110	$109	$106	$65	$46
Internally developed software products	109	79	37	10	1
Other intangible assets	37	9	2	1	—
Total	$256	$197	$145	$76	$47
Goodwill: The accumulated goodwill impairment losses previously recognized by the Company totaled approximately $111 million at March 31, 2015 and 2014. These losses were recognized in fiscal years 2003 and 2002. There were no impairments recognized in fiscal years 2015, 2014 and 2013.
Goodwill activity by segment for fiscal years 2015 and 2014 was as follows:

(in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Balance at March 31, 2013	$4,178	$1,605	$81	$5,864
Acquisitions	—	55	—	55
Foreign currency translation adjustment	—	3	—	3
Balance at March 31, 2014	$4,178	$1,663	$81	$5,922
Divestitures	$—	$(109)	$—	$(109)
Foreign currency translation adjustment	—	(7)	—	(7)
Balance at March 31, 2015	4,178	1,547	81	5,806

Note 7 — Deferred Revenue
The current and noncurrent components of “Deferred revenue (billed or collected)” at March 31, 2015 and March 31, 2014 were as follows:

	At March 31,
(in millions)	2015	2014
Current:
Subscription and maintenance	$1,966	$2,237
Professional services	115	149
Software fees and other	33	33
Total deferred revenue (billed or collected) – current	$2,114	$2,419
Noncurrent:
Subscription and maintenance	$832	$845
Professional services	28	26
Software fees and other	3	1
Total deferred revenue (billed or collected) – noncurrent	$863	$872
Total deferred revenue (billed or collected)	$2,977	$3,291

Note 8 — Debt
At March 31, 2015 and 2014, the Company’s debt obligations consisted of the following:

	At March 31,
(in millions)	2015	2014
Revolving credit facility	$—	$—
5.375% Senior Notes due December 2019	750	750
6.125% Senior Notes due December 2014, net of unamortized premium from fair value hedge of $8 at March 31, 2014	—	508
2.875% Senior Notes due August 2018	250	250
4.500% Senior Notes due August 2023	250	250
Other indebtedness, primarily capital leases	17	13
Unamortized discount for Senior Notes	(4)	(5)
Total debt outstanding	$1,263	$1,766
Less the current portion	(10)	(514)
Total long-term debt portion	$1,253	$1,252
Interest expense for fiscal years 2015, 2014 and 2013 was $77 million, $75 million and $64 million, respectively.
The maturities of outstanding debt are as follows:

	Year Ended March 31,
(in millions)	2016	2017	2018	2019	2020	Thereafter
Amount due	$10	$5	$1	$250	$748	$249
Revolving Credit Facility: In June 2013, the Company amended its revolving credit facility to extend the termination date from August 2016 to June 2018. The maximum committed amount available under the revolving credit facility is $1 billion. The facility also provides the Company with an option to increase the available credit by an amount up to $500 million. This option is subject to certain conditions and the agreement of the facility lenders. In April 2015, the Company amended its revolving credit facility to extend the termination date from June 2018 to June 2019.
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
At March 31, 2015 and 2014, there were no outstanding borrowings under the revolving credit facility and, based on the Company’s credit ratings, the rates applicable to the facility at March 31, 2015 and 2014 were as follows:

	At March 31,
	2015	2014
Applicable margin on Base Rate borrowing	0.125%	0.125%
Weighted average interest rate on outstanding borrowings	—%	—%
Applicable margin on Eurocurrency Rate borrowing	1.000%	1.000%
Facility commitment fee	0.125%	0.125%
The interest rate that would have applied at March 31, 2015 to a borrowing under the amended revolving credit facility would have been 3.38% for Base Rate borrowings and 1.18% for Eurocurrency Rate borrowings. The Company capitalized the transaction fees of approximately $1 million associated with the June 2013 amendment of the revolving credit facility. These fees are being amortized to “Interest expense, net” in the Consolidated Statements of Operations.
There was no borrowing activity under the revolving credit facility for fiscal years 2015, 2014 and 2013. The revolving credit facility contains customary covenants for borrowings of this type, including two financial covenants: (i) as of any date, for the period of four fiscal quarters ended on or immediately prior to such date, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the revolving credit facility agreement, must not exceed 4.00 to 1.00; and (ii) as of any date, for the period of four fiscal quarters ended on or immediately prior to such date, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the credit agreement, must not be less than 3.50 to 1.00. At March 31, 2015, the Company was in compliance with all covenants.

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
2.875% Senior Notes due August 2018: During fiscal year 2014, the Company issued $250 million of 2.875% Senior Notes due August 2018 (2.875% Notes), for proceeds of approximately $249 million, reflecting a discount of approximately $1 million. The 2.875% Notes are redeemable by the Company at any time, subject to a “make-whole” premium of 25 basis points. Interest on the 2.875% Notes is payable semiannually in August and February. In the event of a change of control, each note holder will have the right to require the Company to repurchase all or any part of the holder’s 2.875% Notes in cash at a price equal to 101% of the principal amount of such 2.875% Notes plus accrued and unpaid interest, if any, to the date of repurchase. This is subject to the right of holders of record on the relevant interest payment date to receive interest due. The Company capitalized finance costs of approximately $2 million associated with the 2.875% Notes and will amortize these costs to “Interest expense, net” in the Company’s Consolidated Statements of Operations.
4.500% Senior Notes due August 2023: During fiscal year 2014, the Company issued $250 million of 4.500% Senior Notes due August 2023 (4.500% Notes), for proceeds of approximately $249 million, reflecting a discount of approximately $1 million. The 4.500% Notes are redeemable by the Company at any time, subject to a “make-whole” premium of 30 basis points. Interest on the 4.500% Notes is payable semiannually in August and February. In the event of a change of control, each note holder will have the right to require the Company to repurchase all or any part of the holder’s 4.500% Notes in cash at a price equal to 101% of the principal amount of such 4.500% Notes plus accrued and unpaid interest, if any, to the date of repurchase. This is subject to the right of holders of record on the relevant interest payment date to receive interest due. The Company capitalized finance costs of approximately $2 million associated with the 4.500% Notes and will amortize these costs to “Interest expense, net” in the Company’s Consolidated Statements of Operations.
5.375% Senior Notes due December 2019: During fiscal year 2010, the Company issued $750 million principal amount of 5.375% Senior Notes due December 2019 (5.375% Notes). The 5.375% Notes are redeemable by the Company at any time, subject to a premium of 30 basis points. Interest on the 5.375% Notes is payable semiannually in June and December. In the event of a change of control, each note holder will have the right to require the Company to repurchase all or any part of the holder’s 5.375% Notes in cash at a price equal to 101% of the principal amount of such 5.375% Notes plus accrued and unpaid interest, if any, to the date of repurchase. This is subject to the right of holders of record on the relevant interest payment date to receive interest due.
6.125% Senior Notes due December 2014: During the third quarter of fiscal year 2015, the Company repaid its 6.125% Senior Notes due December 2014 in full for $500 million.
Other Indebtedness: The Company has an unsecured and uncommitted multi-currency line of credit available to meet short-term working capital needs for the Company’s subsidiaries operating outside the United States and uses guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At March 31, 2015 and 2014, approximately $27 million and $49 million, respectively, of this line of credit were pledged in support of bank guarantees and other local credit lines. At March 31, 2015, none of these arrangements were drawn down by third parties. At March 31, 2014, less than $1 million of these arrangements were drawn down by third parties.

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. At March 31, 2015 and 2014, the borrowings outstanding under this notional pooling arrangement, and changes therein, were as follows:

	At March 31,
(in millions)	2015	2014
Total borrowings outstanding at beginning of year (1)	$139	$136
Borrowings	5,371	3,702
Repayments	(5,207)	(3,734)
Foreign exchange effect	(165)	35
Total borrowings outstanding at end of year (1)	$138	$139

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Consolidated Balance Sheets.

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
Interest Rate Swaps: During the third quarter of fiscal year 2015, the Company repaid its 6.125% Senior Notes due December 2014 in full. The Company had interest rate swap derivatives with a total notional value of $500 million, which swapped a total of $500 million of its 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. These swaps were designated as fair value hedges and matured in the third quarter of fiscal year 2015.
At March 31, 2015, the Company had no interest rate swap derivatives outstanding.
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
At March 31, 2015, foreign currency contracts outstanding consisted of purchase and sale contracts with a total gross notional value of approximately $298 million, and durations of less than three months. The net fair value of these contracts at March 31, 2015 was a net asset of approximately $2 million, of which approximately $5 million is included in “Other current assets” and approximately $3 million is included in “Accrued expenses and other current liabilities” in the Company’s Consolidated Balance Sheet.
At March 31, 2014, foreign currency contracts outstanding consisted of purchase and sale contracts with a total gross notional value of approximately $250 million and durations of less than three months. The net fair value of these contracts at March 31, 2014 was a net asset of approximately $1 million, of which approximately $2 million is included in “Other current assets” and approximately $1 million is included in “Accrued expenses and other current liabilities” in the Company’s Consolidated Balance Sheet.
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Consolidated Statements of Operations was as follows:

	Amount of Net (Gain)/Loss Recognized in the Consolidated Statements of Operations
Location of Amounts Recognized	Year Ended March 31,
(in millions)	2015	2014	2013
Interest expense, net – interest rate swaps designated as fair value hedges	$(8)	$(12)	$(12)
Other expenses (gains), net – foreign currency contracts	$(31)	$(20)	$11

The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were in a net asset position at March 31, 2015 and 2014. The Company posted no collateral at March 31, 2015 or 2014. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

Note 10 — Fair Value Measurements
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at March 31, 2015 and 2014:

	At March 31, 2015			At March 31, 2014
	Fair Value Measurement Using Input Types		Estimated Fair Value	Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds (1)	$749	$—	$749	$1,277	$—	$1,277
Foreign exchange derivatives (2)	—	5	5	—	2	2
Interest rate derivatives (2)	—	—	—	—	8	8
Total assets	$749	$5	$754	$1,277	$10	$1,287
Liabilities:
Foreign exchange derivatives (2)	$—	$3	$3	$—	$1	$1
Total liabilities	$—	$3	$3	$—	$1	$1

(1)	The Company's investments in money market funds are classified as “Cash and cash equivalents” in its Consolidated Balance Sheets.

(2)	See Note 9, “Derivatives” for additional information. Interest rate derivatives fair value excludes accrued interest.
At March 31, 2015 and 2014, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses, and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.
The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that were not measured at fair value on a recurring basis at March 31, 2015 and 2014:

	At March 31, 2015		At March 31, 2014
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,263	$1,376	$1,766	$1,884
Facility exit reserve (2)	$21	$23	$29	$33

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facility exit reserve is determined using the Company’s incremental borrowing rate at March 31, 2015 and 2014. At March 31, 2015 and 2014, the facility exit reserve included approximately $4 million and $11 million, respectively, in “Accrued expenses and other current liabilities” and approximately $17 million and $18 million, respectively, in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets (Level 3).

Note 11 — Commitments and Contingencies
The Company leases real estate and equipment with lease terms expiring through fiscal year 2025. Certain leases provide for renewal options and additional rentals based on escalations in operating expenses and real estate taxes.
Rental expense, including short-term leases, maintenance charges and taxes on leased facilities, was approximately $144 million, $144 million and $148 million for fiscal years 2015, 2014 and 2013, respectively. Rental expense does not include rent expense associated with facilities exited as part of the Company's Fiscal 2014 Plan or previous restructuring plans and actions.
Future minimum lease payments under non-cancelable operating leases, including facilities exited as part of the Company's Fiscal 2014 Plan and previous restructuring plans and actions, at March 31, 2015 were as follows:

Fiscal Year	(in millions)
2016	$80
2017	71
2018	64
2019	52
2020	47
Thereafter	85
Total	$399
Less income from sublease	(23)
Net minimum operating lease payments	$376
The Company has additional commitments to purchase goods and services of approximately $235 million in future periods, approximately $220 million of which expires by fiscal year 2020.
Litigation: The Company, various subsidiaries, and certain current and former officers have been or, from time to time, may be named as defendants in various lawsuits and claims arising in the normal course of business. The Company may also become involved with contract issues and disputes with customers, including government customers.
On March 24, 2014, the U.S. Department of Justice (DOJ) filed under seal in the United States District Court for the District of Columbia a complaint against the Company in partial intervention under the qui tam provisions of the civil False Claims Act (FCA). The underlying complaint was filed under seal by an individual plaintiff on August 24, 2009. On May 29, 2014, the case was unsealed. Both the DOJ and the individual plaintiff have filed amended complaints. The current complaints relate to government sales transactions under the Company’s General Services Administration (GSA) schedule contract, entered into in 2002 and extended until present through subsequent amendments. In sum and substance, the current complaints allege that the Company provided inaccurate commercial discounting information to the GSA during contract negotiations and that, as a result, the GSA’s contract discount was lower than it otherwise would have been. In addition, the complaints allege that the Company failed to apply the full negotiated discount in some instances and to pay sufficient rebates pursuant to the contract’s price reduction clause. In addition to FCA claims, the current complaints also assert common law causes of action. The DOJ complaint seeks an unspecified amount of damages, including treble damages and civil penalties. The complaint by the individual plaintiff alleges that the U.S. government has suffered damages in excess of $100 million and seeks an unspecified amount of damages, including treble damages and civil penalties. The Company filed motions to dismiss the current complaints. On March 31, 2015, the court issued decisions denying the Company's motion to dismiss the DOJ complaint, and granting in part and denying in part the Company's motion to dismiss the individual plaintiff's complaint. On April 22, 2015, the court set a discovery schedule for the case. On October 30, 2014, the GSA Suspension and Debarment Division issued a Show Cause Letter to the Company in response to the complaints summarized above. In sum, the letter called on the Company to demonstrate why the U.S. government should continue to contract with the Company, given the litigation allegations made in these complaints. On December 19, 2014, the Company provided a detailed response to the Show Cause Letter. The response pointed out that the allegations in this litigation are being contested and have not been adjudicated. It also included a summary of the Company’s positions with respect to the allegations and the manner in which the Company believes that it meets the criteria for being a party with which the U.S. government should continue to contract. That response is currently under consideration by the GSA Suspension and Debarment Division. The Company cannot predict the amount of damages likely to result from the litigation summarized above. Although the timing and ultimate outcome of this litigation and the Show Cause Letter cannot be determined, the Company believes that the material aspects of the liability theories set forth in the litigation complaints are unfounded and that it is a responsible party with whom the U.S. government should continue to contract. The Company also believes that it has meritorious defenses and intends to vigorously contest the lawsuit.
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

Note 12 — Stockholders’ Equity
Stock Repurchases: On May 14, 2014, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to acquire up to $1 billion of its common stock.
During fiscal year 2015, the Company repurchased approximately 7.2 million shares of its common stock for approximately $215 million. At March 31, 2015, the Company remained authorized to purchase approximately $785 million of its common stock under its current stock repurchase program.
During fiscal year 2014, the Company repurchased approximately 16.3 million shares of its common stock for approximately $505 million, which completed its previous stock repurchase program.
During fiscal year 2013, the Company completed an Accelerated Share Repurchase (ASR) agreement with a bank to repurchase $500 million of its common stock, which was entered into during the fourth quarter of fiscal year 2012. During the first quarter of fiscal year 2013, the Company received approximately 3.7 million additional shares and, as a result, the initial amount recorded as additional paid-in capital of $125 million was reclassified to treasury stock. The final number of shares delivered upon settlement of the agreement was determined based on the average price of the Company’s common stock over the term of the ASR agreement.
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in "Accumulated other comprehensive loss" in the Company's Consolidated Balance Sheets at March 31, 2015, 2014 and 2013 were approximately $418 million, $171 million and $155 million, respectively.
Cash Dividends: The Company’s Board of Directors declared the following dividends during fiscal years 2015 and 2014:
Year Ended March 31, 2015:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 15, 2014	$0.25	May 29, 2014	$111	June 17, 2014
July 31, 2014	$0.25	August 21, 2014	$111	September 9, 2014
November 6, 2014	$0.25	November 20, 2014	$111	December 9, 2014
February 5, 2015	$0.25	February 19, 2015	$111	March 17, 2015
Year Ended March 31, 2014:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 9, 2013	$0.25	May 23, 2013	$114	June 11, 2013
August 1, 2013	$0.25	August 22, 2013	$114	September 10, 2013
November 6, 2013	$0.25	November 21, 2013	$113	December 10, 2013
February 5, 2014	$0.25	February 20, 2014	$112	March 18, 2014

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

Note 13 — Income from Continuing Operations Per Common Share
The following table presents basic and diluted income from continuing operations per common share information for fiscal years 2015, 2014 and 2013, respectively:

	Year Ended March 31,
(in millions, except per share amounts)	2015	2014	2013
Basic income from continuing operations per common share:
Income from continuing operations	$810	$887	$921
Less: Income from continuing operations allocable to participating securities	(8)	(9)	(11)
Income from continuing operations allocable to common shares	$802	$878	$910
Weighted average common shares outstanding	439	446	456
Basic income from continuing operations per common share	$1.83	$1.97	$2.00
Diluted income from continuing operations per common share:
Income from continuing operations	$810	$887	$921
Less: Income from continuing operations allocable to participating securities	(8)	(9)	(11)
Income from continuing operations allocable to common shares	$802	$878	$910
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	439	446	456
Weighted average effect of share-based payment awards	2	2	1
Denominator in calculation of diluted income per share	441	448	457
Diluted income from continuing operations per common share	$1.82	$1.96	$1.99
For fiscal years 2015, 2014 and 2013, respectively, approximately 1 million, 2 million and 4 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 4 million, 5 million and 5 million for fiscal years 2015, 2014 and 2013, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

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
Share-Based Compensation: The Company recognized share-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

	Year Ended March 31,
(in millions)	2015	2014	2013
Costs of licensing and maintenance	$5	$4	$3
Cost of professional services	4	4	4
Selling and marketing	30	28	30
General and administrative	29	26	23
Product development and enhancements	19	19	17
Share-based compensation expense before tax	$87	$81	$77
Income tax benefit	(28)	(26)	(25)
Net share-based compensation expense	$59	$55	$52
The tax benefit from share-based incentive awards provided to employees that was recorded for book purposes exceeded that which was deductible for tax purposes by $1 million, $5 million and $2 million for fiscal years 2015, 2014 and 2013, respectively. The tax effect of this temporary difference in tax expense was recorded to “Additional paid-in capital” in the Consolidated Balance Sheets and did not affect the Company’s Consolidated Statements of Operations.
The following table summarizes information about unrecognized share-based compensation costs at March 31, 2015:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$6	1.8
Restricted stock units	16	1.9
Restricted stock awards	55	1.9
Performance share units	23	2.3
Total unrecognized share-based compensation costs	$100	2.0
There were no capitalized share-based compensation costs at March 31, 2015, 2014 or 2013.
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

At March 31, 2015, options outstanding that have vested and are expected to vest were as follows:

	Number of Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in millions)
Vested	1.2	$25.92	6.7	$7.8
Expected to vest (2)	1.8	27.56	7.9	9.1
Total	3.0	$26.92	7.4	$16.9

(1)
These amounts represent the difference between the exercise price and $32.61, the closing price of the Company’s common stock on March 31, 2015, the last trading day of the Company’s fiscal year as reported on the NASDAQ Stock Market for all in-the-money options.

(2)	Outstanding options expected to vest are net of estimated future forfeitures.
Additional information with respect to stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price
	(in millions)
Outstanding at March 31, 2012	5.8	$23.52
Granted	1.8	24.39
Exercised	(1.2)	17.17
Expired or terminated	(0.4)	22.09
Outstanding at March 31, 2013	6.0	$25.17
Granted	1.7	27.86
Exercised	(3.5)	25.06
Expired or terminated	(0.5)	25.95
Outstanding at March 31, 2014	3.7	$26.13
Granted	0.9	29.13
Exercised	(0.9)	25.46
Expired or terminated	(0.5)	26.81
Outstanding at March 31, 2015	3.2	$27.02

	Number of Shares	Weighted Average Exercise Price
	(in millions)
Options exercisable at:
March 31, 2013	3.7	$26.18
March 31, 2014	0.7	$26.07
March 31, 2015	1.2	$25.92
The following table summarizes stock option information at March 31, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in millions)	(in millions)	(in years)		(in millions)	(in millions)	(in years)
$19.93 — $25.00	0.9	$7.9	6.8	$23.56	0.6	$5.2	7.0	$23.46
$25.01 — $30.00	1.5	8.1	7.7	27.31	0.4	2.2	6.9	26.50
$30.01 — over	0.8	1.6	7.9	30.52	0.2	0.4	5.6	31.05
	3.2	$17.6	7.5	$27.02	1.2	$7.8	6.7	$25.92

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
The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during fiscal years 2015, 2014 and 2013 were based on estimates at the date of grant as follows:

	Year Ended March 31,
	2015	2014	2013
Weighted average fair value	$5.61	$5.20	$4.26
Dividend yield	3.32%	4.05%	4.06%
Expected volatility factor (1)	27%	30%	31%
Risk-free interest rate (2)	2.0%	1.5%	1.0%
Expected life (in years) (3)	6.0	6.0	4.9

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

The following table summarizes information on options exercised for the periods indicated:

	Year Ended March 31,
(in millions)	2015	2014	2013
Cash received from options exercised	$22	$88	$21
Intrinsic value of options exercised	$3	$19	$10
Restricted Stock Awards and Restricted Stock Unit Awards: Restricted Stock Awards (RSAs) are shares of common stock awarded to employees, subject to restrictions on transfer and subject to forfeiture until the awards vest, typically over a three-year period. RSAs entitle holders to vote and receive dividends on the shares awarded. The fair value of the awards is determined and fixed based on the closing market value of the Company’s stock on the grant date.
Restricted Stock Units (RSUs) are awards issued to employees that entitle the holder to receive shares of common stock as the awards vest, typically over a three-year period. RSUs do not entitle holders to vote or receive dividends on the shares underlying the RSUs. The fair value of the awards is determined and fixed based on the market value of the Company’s stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

The following table summarizes the activity of RSAs and RSUs under the Plans:

	RSAs		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in millions)		(in millions)
Outstanding at March 31, 2012	5.7	$22.41	1.2	$21.91
Granted	3.5	26.21	0.9	23.72
Released	(3.6)	22.22	(0.6)	21.03
Forfeitures	(0.6)	24.69	(0.1)	23.38
Outstanding at March 31, 2013	5.0	$24.98	1.4	$23.28
Granted	2.7	27.06	0.7	25.45
Released	(2.6)	24.49	(0.6)	23.01
Forfeitures	(0.8)	26.14	(0.1)	24.41
Outstanding at March 31, 2014	4.3	$26.38	1.4	$24.47
Granted	3.1	28.97	0.8	26.99
Released	(2.2)	26.36	(0.6)	24.64
Forfeitures	(0.9)	27.79	(0.2)	25.59
Outstanding at March 31, 2015	4.3	$27.99	1.4	$25.74
The total fair value on the vesting date of RSAs and RSUs released during fiscal years 2015, 2014 and 2013 was approximately $75 million, $77 million and $92 million, respectively.
Performance Awards: The Company rewards certain senior executives with performance awards under its long-term incentive plans. Performance Share Units (PSUs) are awards of the right to receive grants of unrestricted shares of Common Stock, RSAs or RSUs if and when the performance conditions are met and after approval by the Compensation Committee. These PSUs include 1-year and 3-year performance periods for senior executives and a 1-year performance period for members of the sales team.
The table below summarizes the RSAs and RSUs granted under the 1-year PSUs for the fiscal year 2014, 2013 and 2012 incentive plan years. The RSAs and RSUs were granted in the first quarter of fiscal years 2015, 2014 and 2013, respectively. The RSAs and RSUs vest 34% on the date of grant and 33% on the first and second anniversaries of the date of grant.

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2014	1 year	0.7	$29.91	0.1	$28.92
2013	1 year	0.4	$27.11	0.1	$26.12
2012	1 year	1.2	$26.39	0.2	$25.40
The unrestricted shares were granted under the 3-year PSUs for the fiscal year 2010 incentive plan year in the first quarter of fiscal year 2013.

Incentive Plans for Fiscal Years	Performance Period	Unrestricted Shares (in millions)	Weighted Average Grant Date Fair Value
2010	3 years	0.2	$26.39

The table below summarizes the RSAs and RSUs granted under the 1-year PSUs for the fiscal year 2014, 2013 and 2012 sales retention equity programs. The RSAs and RSUs were granted in the first quarter of fiscal years 2015, 2014 and 2013, respectively. The RSAs and RSUs vest on the third anniversary of the grant date.

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2014	1 year	0.2	$28.69	0.1	$25.73
2013	1 year	0.2	$27.11	0.1	$24.13
2012	1 year	0.2	$26.39	0.1	$23.41
Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of each offer period, on June 30 and December 31, respectively. The ESPP is non-compensatory. During each of the fiscal years ended March 31, 2015, 2014 and 2013, the Company issued approximately 0.2 million shares under the ESPP at an average price of $28.06, $29.62 and $22.65 per share, respectively. As of March 31, 2015, approximately 29.4 million shares were available for future issuances under the ESPP.

Note 15 – Income Taxes
The amounts of income from continuing operations before income taxes attributable to domestic and foreign operations were as follows:

	Year Ended March 31,
(in millions)	2015	2014	2013
Domestic	$737	$683	$877
Foreign	378	333	383
Income from continuing operations before income taxes	$1,115	$1,016	$1,260
 Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended March 31,
(in millions)	2015	2014	2013
Current:
Federal	$284	$184	$261
State	37	33	39
Foreign	56	(19)	26
Total current	$377	$198	$326
Deferred:
Federal	$(74)	$(82)	$(18)
State	(12)	(12)	3
Foreign	14	25	28
Total deferred	$(72)	$(69)	$13
Total:
Federal	$210	$102	$243
State	25	21	42
Foreign	70	6	54
Total income tax expense from continuing operations	$305	$129	$339

The income tax expense from continuing operations was reconciled to the tax expense computed at the U.S. federal statutory tax rate as follows:

	Year Ended March 31,
(in millions)	2015	2014	2013
Tax expense at U.S. federal statutory tax rate	$390	$356	$440
Effect of international operations	(91)	(147)	(131)
U.S. federal and state tax contingencies	1	(123)	(8)
Domestic manufacturing deduction	(23)	(24)	(21)
State taxes, net of U.S. federal tax benefit	15	19	23
Valuation allowance	8	23	11
Other, net	5	25	25
Income tax expense from continuing operations	$305	$129	$339
Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences from continuing operations were as follows:

	At March 31,
(in millions)	2015	2014
Deferred tax assets:
Modified accrual basis accounting for revenue	$349	$373
Share-based compensation	31	30
Accrued expenses	36	36
Net operating losses	96	131
Intangible assets amortizable for tax purposes	3	4
Deductible state tax and interest benefits	20	20
Other	69	65
Total deferred tax assets	$604	$659
Valuation allowances	(85)	(87)
Total deferred tax assets, net of valuation allowance	$519	$572
Deferred tax liabilities:
Purchased software	$48	$76
Depreciation	3	6
Other intangible assets	17	34
Internally developed software	93	158
Total deferred tax liabilities	$161	$274
Net deferred tax asset	$358	$298
In management’s judgment, it is more likely than not that the total deferred tax assets, net of valuation allowance, of approximately $519 million will be realized in the foreseeable future. Realization of the net deferred tax assets is dependent on the Company’s generation of sufficient future taxable income in the related tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustments in future periods if estimates of future taxable income change.
U.S. federal, state and foreign net operating loss carryforwards (NOLs) totaled approximately $542 million and $672 million at March 31, 2015 and 2014, respectively. The NOLs will expire as follows: $412 million between 2015 and 2034 and $130 million may be carried forward indefinitely.

A valuation allowance has been provided for deferred tax assets that are not expected to be realized. The valuation allowance decreased approximately $2 million at March 31, 2015 and increased approximately $4 million at March 31, 2014. The decrease in the valuation allowance at March 31, 2015 primarily related to NOL's and other deferred tax assets in foreign jurisdictions that in management's judgment will not be realized, offset by currency translation adjustments. The increase in the valuation allowance at March 31, 2014 primarily related to amounts of NOLs and other deferred tax assets in foreign jurisdictions that in management's judgment will not be realized, offset by changes not affecting income tax expense such as accounting for acquisitions and uncertain tax positions.
No provision has been made for U.S. federal income taxes on approximately $2,759 million and $2,349 million at March 31, 2015 and 2014, respectively, of unremitted earnings of the Company’s foreign subsidiaries since the Company plans to permanently reinvest all such earnings outside the United States. It is not practicable to determine the amount of tax associated with such unremitted earnings.
At March 31, 2015, the gross liability for income taxes associated with uncertain tax positions, including interest and penalties, was approximately $162 million (of which $3 million was classified as current). In addition, at March 31, 2015, the Company recorded approximately $16 million of deferred tax assets for future deductions of interest and state income taxes related to these uncertain tax positions. At March 31, 2014, the gross liability for income taxes associated with uncertain tax positions, including interest and penalties, was approximately $202 million (of which none was classified as current). In addition, at March 31, 2014, the Company recorded approximately $17 million of deferred tax assets for future deductions of interest and state income taxes related to these uncertain tax positions.
A roll-forward of the Company’s uncertain tax positions for all U.S. federal, state and foreign tax jurisdictions was as follows:

	At March 31,
(in millions)	2015	2014
Balance at beginning of year	$170	$382
Additions for tax positions related to the current year	16	20
Additions for tax positions from prior years	23	70
Reductions for tax positions from prior years	(43)	(233)
Settlement payments	(5)	(61)
Statute of limitations expiration	(13)	(11)
Translation and other	(14)	3
Balance at end of year	$134	$170
The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $109 million and $127 million at March 31, 2015 and 2014, respectively. The gross amount of interest and penalties accrued, reported in “Total liabilities,” was approximately $28 million and $32 million for fiscal years 2015 and 2014, respectively. The amount of interest and penalties decreased approximately $4 million and $72 million for fiscal years 2015 and 2014, respectively.
A number of years may elapse before a particular uncertain tax position for which the Company has not recorded a financial statement benefit is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The Company is subject to tax audits in the following major taxing jurisdictions:

•	United States — federal tax years are open for years 2013 and forward;

•	Brazil — tax years are open for years 2008 and forward;

•	Canada — federal tax years are open for years 2010 and forward; and

•	Italy — tax years are open for years 2008 and forward.
In November 2013, the Company received a tax assessment of approximately Brazilian reais 211 million (which translated to approximately $66 million at March 31, 2015), including interest and penalties, from the Brazilian tax authority relating to fiscal years 2008-2013. The assessment included a report of findings in connection with the examination. The Company disagrees with the proposed adjustments in the assessment and intends to vigorously dispute these matters through applicable administrative and judicial procedures, as appropriate. While the Company believes that it will ultimately prevail, if the assessment is not resolved in favor of the Company, it would have an impact on the Company’s consolidated financial position, cash flows and results of operations.
The Company does not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Note 16 — Supplemental Statement of Cash Flows Information
Interest payments, net for fiscal years 2015, 2014 and 2013 were approximately $75 million, $70 million and $61 million, respectively. Income taxes paid, net from continuing operations for fiscal years 2015, 2014 and 2013 were approximately $411 million, $489 million and $309 million, respectively. For fiscal years 2015, 2014 and 2013, the excess tax benefits from share-based incentive awards included in financing activities from continuing operations were approximately $3 million, $6 million and $8 million, respectively.
Non-cash financing activities for fiscal years 2015, 2014 and 2013 consisted of treasury common shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $44 million (net of approximately $28 million of income taxes withheld), $48 million (net of approximately $28 million of income taxes withheld) and $64 million (net of approximately $34 million of income taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $26 million, $28 million and $29 million, respectively. Non-cash financing activities for fiscal years 2015, 2014 and 2013 included approximately $5 million, $4 million and $6 million, respectively, in treasury common shares issued in connection with the Company’s Employee Stock Purchase Plan.

Note 17 — Segment and Geographic Information
In accordance with FASB ASC Topic 280, “Segment Reporting,” the Company disaggregates its operations into Mainframe Solutions, Enterprise Solutions and Services segments, which is utilized by the Chief Operating Decision Maker, who is the Company's Chief Executive Officer, for evaluating segment performance and allocating resources.
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
Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; approved actions by the Company's Board of Directors (i.e., costs associated with the Company's Fiscal 2014 Plan); and other miscellaneous costs. The Company considers all costs of internally developed software as segment expense in the period the costs are incurred and as a result, the Company will add back capitalized internal software costs and exclude amortization of internally developed software costs previously capitalized from segment expenses. A measure of segment assets is not currently provided to the Company’s Chief Executive Officer and has therefore not been disclosed.
As part of the Company’s efforts to more fully utilize its intellectual property assets, in fiscal year 2013, the Company closed a transaction that assigned the rights to certain of these assets to a large technology company for approximately $35 million. The entire contract amount is included in the Enterprise Solutions segment for the year ended March 31, 2013.

For fiscal year 2015, the Company incurred severance costs associated with the Fiscal 2015 Severance Actions, of which $17 million, $15 million and $8 million were assigned to the Mainframe Solutions, Enterprise Solutions and Services segments, respectively. For fiscal year 2013, the Company incurred severance costs, of which $3 million, $10 million and $2 million were assigned to the Mainframe Solutions, Enterprise Solutions and Services segments, respectively. See Note 4, “Severance and Exit Costs,” for additional information.
The Company’s segment information for fiscal years 2015, 2014 and 2013 was as follows:

Year Ended March 31, 2015	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$2,392	$1,519	$351	$4,262
Expenses	970	1,353	342	2,665
Segment profit	$1,422	$166	$9	$1,597
Segment operating margin	59%	11%	3%	37%
Depreciation	$43	$28	$—	$71
Reconciliation of segment profit to income from continuing operations before income taxes for fiscal year 2015:

Segment profit	$1,597
Less:
Purchased software amortization	124
Other intangibles amortization	58
Software development costs capitalized	—
Internally developed software products amortization	149
Share-based compensation expense	87
Other expenses (gains), net (1)	17
Interest expense, net	47
Income from continuing operations before income taxes	$1,115

(1)	Other expenses (gains), net consists of costs associated with the Fiscal 2014 Plan and other miscellaneous costs.

Year Ended March 31, 2014	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$2,478	$1,555	$379	$4,412
Expenses	996	1,440	357	2,793
Segment profit	$1,482	$115	$22	$1,619
Segment operating margin	60%	7%	6%	37%
Depreciation	$52	$32	$—	$84
Reconciliation of segment profit to income from continuing operations before income taxes for fiscal year 2014:

Segment profit	$1,619
Less:
Purchased software amortization	116
Other intangibles amortization	60
Software development costs capitalized	(33)
Internally developed software products amortization	155
Share-based compensation expense	81
Other expenses (gains), net (1)	170
Interest expense, net	54
Income from continuing operations before income taxes	$1,016

(1)	Other expenses (gains), net consists of approximately $168 million of costs associated with the Fiscal 2014 Plan and other miscellaneous costs.

Year Ended March 31, 2013	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$2,489	$1,633	$382	$4,504
Expenses	1,038	1,520	358	2,916
Segment profit	$1,451	$113	$24	$1,588
Segment operating margin	58%	7%	6%	35%
Depreciation	$63	$41	$—	$104
Reconciliation of segment profit to income from continuing operations before income taxes for fiscal year 2013:

Segment profit	$1,588
Less:
Purchased software amortization (1)	162
Other intangibles amortization	54
Software development costs capitalized	(152)
Internally developed software products amortization	143
Share-based compensation expense	77
Other expenses (gains), net	—
Interest expense, net	44
Income from continuing operations before income taxes	$1,260

(1)
Amount includes impairment recorded in fiscal year 2013 of approximately $55 million relating to purchased software (see Note 6, “Long Lived Assets,” in the Notes to the Consolidated Financial Statements for additional information).

The following table presents information about the Company by geographic area for fiscal years 2015, 2014 and 2013:

(in millions)	United States	EMEA (1)	Other	Eliminations	Total
Year Ended March 31, 2015
Revenue:
From unaffiliated customers	$2,615	$1,008	$639	$—	$4,262
Between geographic areas (2)	438	—	—	(438)	—
Total revenue	$3,053	$1,008	$639	$(438)	$4,262
Property and equipment, net	$112	$97	$43	$—	$252
Total assets	$8,128	$1,874	$977	$—	$10,979
Total liabilities	$4,047	$809	$498	$—	$5,354
Year Ended March 31, 2014
Revenue:
From unaffiliated customers	$2,645	$1,093	$674	$—	$4,412
Between geographic areas (2)	446	—	—	(446)	—
Total revenue	$3,091	$1,093	$674	$(446)	$4,412
Property and equipment, net	$125	$116	$54	$—	$295
Total assets	$8,908	$2,076	$1,032	$—	$12,016
Total liabilities	$4,919	$890	$637	$—	$6,446
Year Ended March 31, 2013
Revenue:
From unaffiliated customers	$2,679	$1,106	$719	$—	$4,504
Between geographic areas (2)	460	—	—	(460)	—
Total revenue	$3,139	$1,106	$719	$(460)	$4,504
Property and equipment, net	$138	$108	$65	$—	$311
Total assets	$8,897	$1,911	$1,007	$—	$11,815
Total liabilities	$4,802	$939	$624	$—	$6,365

(1)	Consists of Europe, the Middle East and Africa.

(2)	Represents royalties from foreign subsidiaries determined as a percentage of certain amounts invoiced to customer.
Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile. No single customer accounted for 10% or more of total revenue for fiscal year 2015, 2014 or 2013.

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
The Company recognized costs associated with this plan of approximately $38 million, $41 million and $43 million for fiscal years 2015, 2014 and 2013, respectively. Included in these amounts were discretionary stock contributions of approximately $24 million, $26 million and $28 million for fiscal years 2015, 2014 and 2013, respectively.

SCHEDULE II
CA, Inc. and Subsidiaries
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions/(Deductions) Charged/(Credited) to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts (in millions)
Year ended March 31, 2015	$19	$1	$(3)	$17
Year ended March 31, 2014	$24	$4	$(9)	$19
Year ended March 31, 2013	$16	$9	$(1)	$24

(1)	Write-off of amounts against allowance provided