Form 10-Q
period 2015-06-30
CA, INC.
filed 2015-07-24
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

(Check one:)
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of July 17, 2015
par value $0.10 per share	441,304,906

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of June 30, 2015, and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended June 30, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CA, Inc. and subsidiaries as of March 31, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 8, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
New York, New York
July 24, 2015

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	June 30, 2015	March 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,816	$2,804
Trade accounts receivable, net	432	652
Deferred income taxes	335	318
Other current assets	162	213
Total current assets	$3,745	$3,987
Property and equipment, net of accumulated depreciation of $829 and $812, respectively	$252	$252
Goodwill	5,817	5,806
Capitalized software and other intangible assets, net	700	731
Deferred income taxes	88	92
Other noncurrent assets, net	105	111
Total assets	$10,707	$10,979
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$8	$10
Accounts payable	85	105
Accrued salaries, wages and commissions	138	219
Accrued expenses and other current liabilities	373	428
Deferred revenue (billed or collected)	2,040	2,114
Taxes payable, other than income taxes payable	29	55
Federal, state and foreign income taxes payable	6	—
Deferred income taxes	7	7
Total current liabilities	$2,686	$2,938
Long-term debt, net of current portion	$1,250	$1,253
Federal, state and foreign income taxes payable	159	150
Deferred income taxes	54	45
Deferred revenue (billed or collected)	720	863
Other noncurrent liabilities	105	105
Total liabilities	$4,974	$5,354
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 436,571,635 and 435,502,730 shares outstanding, respectively	59	59
Additional paid-in capital	3,592	3,631
Retained earnings	6,323	6,221
Accumulated other comprehensive loss	(386)	(418)
Treasury stock, at cost, 153,123,446 and 154,192,351 shares, respectively	(3,855)	(3,868)
Total stockholders’ equity	$5,733	$5,625
Total liabilities and stockholders’ equity	$10,707	$10,979
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three Months Ended June 30,
	2015	2014
Revenue:
Subscription and maintenance	$836	$909
Professional services	79	87
Software fees and other	62	73
Total revenue	$977	$1,069
Expenses:
Costs of licensing and maintenance	$66	$72
Cost of professional services	71	81
Amortization of capitalized software costs	60	67
Selling and marketing	226	246
General and administrative	90	92
Product development and enhancements	136	150
Depreciation and amortization of other intangible assets	27	34
Other (gains) expenses, net	(3)	14
Total expenses before interest and income taxes	$673	$756
Income from continuing operations before interest and income taxes	$304	$313
Interest expense, net	9	14
Income from continuing operations before income taxes	$295	$299
Income tax expense	88	87
Income from continuing operations	$207	$212
Income from discontinued operations, net of income taxes	5	5
Net income	$212	$217

Basic income per common share:
Income from continuing operations	$0.47	$0.48
Income from discontinued operations	0.01	0.01
Net income	$0.48	$0.49
Basic weighted average shares used in computation	436	440

Diluted income per common share:
Income from continuing operations	$0.47	$0.48
Income from discontinued operations	0.01	0.01
Net income	$0.48	$0.49
Diluted weighted average shares used in computation	438	441
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	For the Three Months Ended June 30,
	2015	2014
Net income	$212	$217
Other comprehensive loss:
Foreign currency translation adjustments	32	10
Total other comprehensive loss	$32	$10
Comprehensive income	$244	$227
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Three Months Ended June 30,
	2015	2014
Operating activities from continuing operations:
Net income	$212	$217
Income from discontinued operations	(5)	(5)
Income from continuing operations	$207	$212
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	87	101
Deferred income taxes	(10)	(20)
Provision for bad debts	1	(1)
Share-based compensation expense	22	20
Asset impairments and other non-cash items	—	1
Foreign currency transaction losses	3	—
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	228	251
Decrease in deferred revenue	(239)	(285)
Increase in taxes payable, net	27	17
Decrease in accounts payable, accrued expenses and other	(33)	(30)
Decrease in accrued salaries, wages and commissions	(83)	(97)
Changes in other operating assets and liabilities	(22)	(3)
Net cash provided by operating activities - continuing operations	$188	$166
Investing activities from continuing operations:
Acquisitions of businesses, net of cash acquired, and purchased software	$(37)	$(11)
Purchases of property and equipment	(13)	(21)
Net cash used in investing activities - continuing operations	$(50)	$(32)
Financing activities from continuing operations:
Dividends paid	$(110)	$(111)
Purchases of common stock	(50)	(50)
Notional pooling borrowings	1,760	1,334
Notional pooling repayments	(1,776)	(1,323)
Debt repayments	(5)	(2)
Exercise of common stock options	4	12
Other financing activities	(23)	—
Net cash used in financing activities - continuing operations	$(200)	$(140)
Effect of exchange rate changes on cash	$69	$1
Net change in cash and cash equivalents - continuing operations	$7	$(5)
Cash provided by operating activities - discontinued operations	$5	$8
Net effect of discontinued operations on cash and cash equivalents	$5	$8
Increase in cash and cash equivalents	$12	$3
Cash and cash equivalents at beginning of period	$2,804	$3,252
Cash and cash equivalents at end of period	$2,816	$3,255
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ACCOUNTING POLICIES
Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements of CA, Inc. (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (2015 Form 10-K).
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
Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.
Divestitures: In the second quarter of fiscal year 2015, the Company sold its CA arcserve data protection solution assets (arcserve). In the fourth quarter of fiscal year 2014, the Company identified its CA ERwin Data Modeling solution assets (ERwin) as available for sale. The results of operations associated with these businesses have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. The effects of the discontinued operations were immaterial to the Company’s Condensed Consolidated Balance Sheets at June 30, 2015 and March 31, 2015. See Note B, “Divestitures,” for additional information.
Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 71% being held by the Company’s foreign subsidiaries outside the United States at June 30, 2015.
New Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the effective date of the new revenue recognition standard. The new guidance will be effective for the Company's first quarter of fiscal year 2019 and early application for fiscal year 2018 would be permitted. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. ASU 2014-09 is expected to have a significant impact on the Company’s revenue recognition policies and disclosures. The Company has not yet selected a transition method nor has it determined when it will adopt the standard and the effect of the standard on its ongoing financial reporting.

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The income from discontinued operations relating to both ERwin and arcserve for the three months ended June 30, 2015 and 2014 consisted of the following:

	Three Months Ended June 30,
(in millions)	2015	2014
Subscription and maintenance	$6	$21
Software fees and other	2	10
Total revenue	$8	$31
Income from discontinued operations, net of tax expense of $2 million and $4 million, respectively	$5	$5

NOTE C – SEVERANCE AND EXIT COSTS
Fiscal Year 2015 Severance Actions: During the fourth quarter of fiscal year 2015, the Company committed to and initiated severance actions (Fiscal 2015 Severance Actions) to further improve efficiencies in its operations and align its business with strategic objectives and cost savings initiatives. These actions comprised the termination of approximately 690 employees and resulted in a charge of approximately $40 million during the fourth quarter of fiscal year 2015. The Fiscal 2015 Severance Actions were substantially completed by the first quarter of fiscal year 2016.
Fiscal Year 2014 Rebalancing Plan: In fiscal year 2014, the Company’s Board of Directors approved and committed to a rebalancing plan (Fiscal 2014 Plan) to better align its business priorities. This included a termination of approximately 1,900 employees and global facility consolidations. Costs associated with the Fiscal 2014 Plan are presented in “Other (gains) expenses, net” in the Company’s Condensed Consolidated Statements of Operations. The total amount incurred under the Fiscal 2014 Plan was approximately $188 million. Severance and facility consolidation actions under the Fiscal 2014 Plan were substantially completed by the end of fiscal year 2014.
Accrued severance and exit costs and changes in the accruals during the three months ended June 30, 2015 and 2014 were as follows:

(in millions)	Accrued Balance at March 31, 2015	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at June 30, 2015
Severance charges	$28	$—	$(2)	$(15)	$—	$11
Facility exit charges	21	—	—	(1)	—	20
Total accrued liabilities	$49					$31

(in millions)	Accrued Balance at March 31, 2014	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at June 30, 2014
Severance charges	$55	$8	$1	$(28)	$(3)	$33
Facility exit charges	29	—	—	(2)	(2)	25
Total accrued liabilities	$84					$58
The balance at June 30, 2015 includes a severance accrual of approximately $3 million for plans and actions prior to the Fiscal 2015 Severance Actions.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	June 30, 2015	March 31, 2015
	(in millions)
Accounts receivable – billed	$383	$591
Accounts receivable – unbilled	55	63
Other receivables	12	15
Less: Allowances	(18)	(17)
Trade accounts receivable, net	$432	$652

NOTE E – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at June 30, 2015 were as follows:

	At June 30, 2015
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,758	$4,865	$893	$436	$457
Internally developed software products	1,486	862	624	419	205
Other intangible assets	837	556	281	243	38
Total capitalized software and other intangible assets	$8,081	$6,283	$1,798	$1,098	$700
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2015 were as follows:

	At March 31, 2015
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,717	$4,859	$858	$413	$445
Internally developed software products	1,486	835	651	414	237
Other intangible assets	836	556	280	231	49
Total capitalized software and other intangible assets	$8,039	$6,250	$1,789	$1,058	$731

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the capitalized software and other intangible assets recorded through June 30, 2015, the projected annual amortization expense for fiscal year 2016 and the next four fiscal years is expected to be as follows:

	Year Ended March 31,
	2016	2017	2018	2019	2020
	(in millions)
Purchased software products	$118	$118	$114	$73	$53
Internally developed software products	109	79	37	10	1
Other intangible assets	37	9	2	1	—
Total	$264	$206	$153	$84	$54
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
Goodwill activity by segment for the three months ended June 30, 2015 was as follows:

(in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Balance at March 31, 2015	$4,178	$1,547	$81	$5,806
Acquisitions	—	8	—	8
Foreign currency translation adjustment	—	3	—	3
Balance at June 30, 2015	$4,178	$1,558	$81	$5,817

NOTE F – DEFERRED REVENUE
The current and noncurrent components of “Deferred revenue (billed or collected)” at June 30, 2015 and March 31, 2015 were as follows:

	June 30, 2015	March 31, 2015
	(in millions)
Current:
Subscription and maintenance	$1,894	$1,966
Professional services	110	115
Software fees and other	36	33
Total deferred revenue (billed or collected) – current	$2,040	$2,114
Noncurrent:
Subscription and maintenance	$689	$832
Professional services	29	28
Software fees and other	2	3
Total deferred revenue (billed or collected) – noncurrent	$720	$863
Total deferred revenue (billed or collected)	$2,760	$2,977

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps: At June 30, 2015 and March 31, 2015, the Company had no interest rate swap derivatives outstanding.
Foreign Currency Contracts: The Company enters into foreign currency option and forward contracts to manage foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other (gains) expenses, net” in the Company’s Condensed Consolidated Statements of Operations.
At June 30, 2015, foreign currency contracts outstanding consisted of purchase and sale contracts with a total gross notional value of approximately $1,618 million and durations of less than nine months. The net fair value of these contracts at June 30, 2015 was a net asset of approximately $5 million, of which approximately $20 million is included in “Other current assets” and approximately $15 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
At March 31, 2015, foreign currency contracts outstanding consisted of purchase and sale contracts with a total gross notional value of approximately $298 million and durations of less than three months. The net fair value of these contracts at March 31, 2015 was a net asset of approximately $2 million, of which approximately $5 million is included in “Other current assets” and approximately $3 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,
(in millions)	2015	2014
Interest expense, net – interest rate swaps designated as fair value hedges	$—	$(3)
Other (gains) expenses, net – foreign currency contracts	$11	$5
The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were in a net asset position at June 30, 2015 and March 31, 2015. The Company posted no collateral at June 30, 2015 or March 31, 2015. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

NOTE H – FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at June 30, 2015 and March 31, 2015:

	At June 30, 2015			At March 31, 2015
	Fair Value Measurement Using Input Types		Estimated Fair Value	Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds (1)	$468	$—	$468	$749	$—	$749
Foreign exchange derivatives (2)	—	20	20	—	5	5
Total assets	$468	$20	$488	$749	$5	$754
Liabilities:
Foreign exchange derivatives (2)	$—	$15	$15	$—	$3	$3
Total liabilities	$—	$15	$15	$—	$3	$3

(1)	The Company’s investments in money market funds are classified as “Cash and cash equivalents” in its Condensed Consolidated Balance Sheets.

(2)	See Note G, “Derivatives” for additional information.
At June 30, 2015 and March 31, 2015, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses, and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.
The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that were not measured at fair value on a recurring basis at June 30, 2015 and March 31, 2015:

	At June 30, 2015		At March 31, 2015
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,258	$1,361	$1,263	$1,376
Facility exit reserve (2)	$20	$22	$21	$23

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facility exit reserve is determined using the Company’s incremental borrowing rate at June 30, 2015 and March 31, 2015. At June 30, 2015 and March 31, 2015, the facility exit reserve included approximately $4 million and $4 million, respectively, in “Accrued expenses and other current liabilities” and approximately $16 million and $17 million, respectively, in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets (Level 3).

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company’s management based upon information currently available to the Company, while the outcome of these lawsuits, claims and disputes is uncertain, the likely results of these lawsuits, claims and disputes are not expected, either individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the effect could be material to the Company’s results of operations or cash flows for any interim reporting period. For some of these matters, the Company is unable to estimate a range of reasonably possible loss due to the stage of the matter and/or other particular circumstances of the matter. For others, a range of reasonably possible loss can be estimated. For those matters for which such a range can be estimated, the Company estimates that, in the aggregate, the range of reasonably possible loss is from zero to $40 million. This is in addition to amounts, if any, that have been accrued for those matters.
The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company may, from time to time, advance certain attorneys’ fees and expenses incurred by officers and directors in various lawsuits and investigations, as permitted under Delaware law.

NOTE J – STOCKHOLDERS’ EQUITY
Stock Repurchases: On May 14, 2014, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to acquire up to $1 billion of its common stock. During the three months ended June 30, 2015, the Company repurchased approximately 1.7 million shares of its common stock for approximately $50 million. At June 30, 2015, the Company remained authorized to purchase approximately $735 million of its common stock under its current stock repurchase program. The Company entered into an agreement effective July 1, 2015 to repurchase $50 million of its common stock to be delivered in September 2015.
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheets at June 30, 2015 and March 31, 2015 were approximately $386 million and $418 million, respectively.
Cash Dividends: The Company’s Board of Directors declared the following dividends during the three months ended June 30, 2015 and 2014:
Three Months Ended June 30, 2015:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 5, 2015	$0.25	May 28, 2015	$110	June 16, 2015
Three Months Ended June 30, 2014:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 15, 2014	$0.25	May 29, 2014	$111	June 17, 2014

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents basic and diluted income from continuing operations per common share information for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
	(in millions, except per share amounts)
Basic income from continuing operations per common share:
Income from continuing operations	$207	$212
Less: Income from continuing operations allocable to participating securities	(2)	(2)
Income from continuing operations allocable to common shares	$205	$210
Weighted average common shares outstanding	436	440
Basic income from continuing operations per common share	$0.47	$0.48

Diluted income from continuing operations per common share:
Income from continuing operations	$207	$212
Less: Income from continuing operations allocable to participating securities	(2)	(2)
Income from continuing operations allocable to common shares	$205	$210
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	436	440
Weighted average effect of share-based payment awards	2	1
Denominator in calculation of diluted income per share	438	441
Diluted income from continuing operations per common share	$0.47	$0.48
For the three months ended June 30, 2015 and 2014, respectively, approximately 1 million and 1 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 4 million and 4 million for the three months ended June 30, 2015 and 2014, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

NOTE L – ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,
	2015	2014
	(in millions)
Costs of licensing and maintenance	$2	$1
Cost of professional services	1	1
Selling and marketing	8	7
General and administrative	7	6
Product development and enhancements	4	5
Share-based compensation expense before tax	$22	$20
Income tax benefit	(7)	(6)
Net share-based compensation expense	$15	$14

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about unrecognized share-based compensation costs at June 30, 2015:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$8	2.2
Restricted stock units	25	2.3
Restricted stock awards	96	2.3
Performance share units	32	2.9
Total unrecognized share-based compensation costs	$161	2.4
There were no capitalized share-based compensation costs for the three months ended June 30, 2015 and 2014.
The value of performance share units (PSUs) is determined using the closing price of the Company’s common stock on the last trading day of the quarter until the PSUs are granted. Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods for the PSUs, the applicable number of shares of Common Stock, restricted stock awards (RSAs) or restricted stock units (RSUs) granted may vary based upon the level of achievement of the performance targets and the approval of the Company’s Compensation and Human Resources Committee (which may reduce any award for any reason in its discretion).
For the three months ended June 30, 2015 and 2014, the Company issued stock options for approximately 0.8 million shares and 0.6 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

	Three Months Ended June 30,
	2015	2014
Weighted average fair value	$4.69	$5.87
Dividend yield	3.37%	3.29%
Expected volatility factor (1)	23%	29%
Risk-free interest rate (2)	1.9%	2.1%
Expected life (in years) (3)	6.0	6.0

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

The table below summarizes the RSAs and RSUs granted under the 1-year PSUs for the Company’s fiscal year 2015 and 2014 incentive plan years. The RSAs and RSUs were granted in the first quarter of fiscal years 2016 and 2015, respectively. The RSAs and RSUs vest 34% on the date of grant and 33% on the first and second anniversaries of the grant date.

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2015	1 year	0.5	$31.41	0.1	$30.42
2014	1 year	0.7	$29.91	0.1	$28.92
The table below summarizes the shares of Common Stock issued under the 3-year PSUs for the Company’s fiscal year 2013 incentive plan year in the first quarter of fiscal year 2016.

Incentive Plans for Fiscal Years	Performance Period	Shares of Common Stock (in millions)	Weighted Average Grant Date Fair Value
2013	3 years	0.1	$31.41

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the RSAs and RSUs granted under the 1-year PSUs for the Company’s fiscal year 2015 and 2014 sales retention equity programs. The RSAs and RSUs were granted in the first quarter of fiscal years 2016 and 2015, respectively. The RSAs and RSUs vest on the third anniversary of the grant date.

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2015	1 year	0.2	$30.45	0.1	$27.50
2014	1 year	0.2	$28.69	0.1	$25.73
The table below summarizes all of the RSAs and RSUs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
	(shares in millions)
RSAs:
Shares	2.7	2.9
Weighted average grant date fair value (1)	$30.65	$28.96
RSUs:
Shares	0.8	0.8
Weighted average grant date fair value (2)	$28.90	$26.92

(1)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.

(2)
The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the offer period. The ESPP is non-compensatory. For the six-month offer period ended June 30, 2015, the Company issued approximately 0.1 million shares under the ESPP at $27.83 per share. As of June 30, 2015, approximately 29.3 million shares are available for future issuances under the ESPP.

NOTE M – INCOME TAXES
Income tax expense for the three months ended June 30, 2015 and 2014 was approximately $88 million and $87 million, respectively.
The Company’s estimated annual effective tax rate, which excludes the impact of discrete items, for the three months ended June 30, 2015 and 2014 was 29.8% and 29.0%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal year 2016, which are not considered in the Company’s estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company’s consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal year 2016 and the Company is anticipating a fiscal year 2016 effective tax rate between 28% and 29%.

NOTE N – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
For the three months ended June 30, 2015 and 2014, interest payments, net were approximately $21 million and $25 million, respectively, and income taxes paid, net from continuing operations were approximately $17 million and $30 million, respectively. For the three months ended June 30, 2015 and 2014, the excess tax benefits from share-based incentive awards included in financing activities from continuing operations were approximately $3 million and $3 million, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-cash financing activities for the three months ended June 30, 2015 and 2014 consisted of treasury common shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $41 million (net of approximately $27 million of income taxes withheld) and $42 million (net of approximately $27 million of income taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $24 million and $26 million, respectively. Non-cash financing activities for the three months ended June 30, 2015 and 2014 included approximately $2 million and $3 million, respectively, in treasury common shares issued in connection with the Company’s Employee Stock Purchase Plan.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The activity under this notional pooling arrangement for the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,
	2015	2014
	(in millions)
Total borrowings outstanding at beginning of period (1)	$138	$139
Borrowings	1,760	1,334
Repayments	(1,776)	(1,323)
Foreign exchange effect	17	(10)
Total borrowings outstanding at end of period (1)	$139	$140

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

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
Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; certain foreign exchange derivative hedging gains and losses; charges relating to rebalancing initiatives that are large enough to require approval from the Company’s Board of Directors (i.e., costs associated with the Company’s Fiscal 2014 Plan); and other miscellaneous costs. The Company considers all costs of internally developed software as segment expense in the period the costs are incurred and as a result, the Company will add back capitalized internal software costs and exclude amortization of internally developed software costs previously capitalized from segment expenses. A measure of segment assets is not currently provided to the Company’s Chief Executive Officer and has therefore not been disclosed.
The Company’s segment information for the three months ended June 30, 2015 and 2014 was as follows:

Three Months Ended June 30, 2015	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$560	$338	$79	$977
Expenses	211	290	71	572
Segment profit	$349	$48	$8	$405
Segment operating margin	62%	14%	10%	41%
Depreciation	$9	$7	$—	$16

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended June 30, 2015:

(in millions)
Segment profit	$405
Less:
Purchased software amortization	28
Other intangibles amortization	11
Internally developed software products amortization	32
Share-based compensation expense	22
Other expenses, net (1)	8
Interest expense, net	9
Income from continuing operations before income taxes	$295

(1)	Other expenses, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Three Months Ended June 30, 2014	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$614	$368	$87	$1,069
Expenses	235	325	82	642
Segment profit	$379	$43	$5	$427
Segment operating margin	62%	12%	6%	40%
Depreciation	$12	$7	$—	$19
Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended June 30, 2014:

(in millions)
Segment profit	$427
Less:
Purchased software amortization	28
Other intangibles amortization	15
Internally developed software products amortization	39
Share-based compensation expense	20
Other expenses, net (1)	12
Interest expense, net	14
Income from continuing operations before income taxes	$299

(1)	Other expenses, net consists of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.
The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

	Three Months Ended June 30,
	2015	2014
	(in millions)
United States	$619	$643
EMEA (1)	221	259
Other	137	167
Total revenue	$977	$1,069

(1)	Consists of Europe, the Middle East and Africa.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SUBSEQUENT EVENTS
On July 8, 2015, the Company completed its acquisition of Rally Software Development Corp. (Rally), a provider of Agile development software and services. Pursuant to the terms of the acquisition agreement and related tender offer, the Company acquired 100% of the outstanding shares of Rally common stock for approximately $480 million, net of cash acquired. In connection with the acquisition, the Company borrowed approximately $400 million under its revolving credit facility and funded the remaining amount from the Company’s available cash on hand. The interest rate applicable to the Company at the time of borrowing under the revolving credit facility was approximately 1.19%. The initial allocation of the purchase price for the acquisition of Rally is pending the completion of the Company’s analysis and finalization of estimates. Accordingly, such disclosures related to this business combination could not be made at the time these condensed consolidated financial statements were issued. The results of operations of Rally will be reported predominately in the Company’s Enterprise Solutions segment and will be included in the consolidated results of operations of the Company from the date of acquisition.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (Form 10-Q) contains certain forward-looking information relating to CA, Inc. (which we refer to as the “Company,” “Registrant,” “CA Technologies,” “CA,” “we,” “our” or “us”), that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-Q, the words “believes,” “plans,” “anticipates,” “expects,” “estimates,” “targets” and similar expressions relating to the future are intended to identify forward-looking information. Forward-looking information includes, for example, not only the statements relating to the future made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), but also statements relating to the future that appear in other parts of this Form 10-Q. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties and assumptions.
The declaration and payment of future dividends by the Company is subject to the determination of the Company’s Board of Directors, in its sole discretion, after considering various factors, including the Company’s financial condition, historical and forecast operating results, and available cash flow, as well as any applicable laws and contractual covenants and any other relevant factors. The Company’s practice regarding payment of dividends may be modified at any time and from time to time.
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
A number of important factors could cause actual results or events to differ materially from those indicated by such forward-looking statements, including: the ability to achieve success in the Company’s strategy by, among other things, enabling the Company’s sales force to accelerate growth of new product sales (at levels sufficient to offset any decline in revenue in the Company’s Mainframe Solutions segment), improving the Company’s brand, technology and innovation awareness in the marketplace, ensuring the Company’s offerings for cloud computing, application development and IT operations (DevOps), Software-as-a-Service (SaaS), and mobile device management, as well as other new offerings, address the needs of a rapidly changing market, while not adversely affecting the demand for the Company’s traditional products or its profitability to an extent greater than anticipated, and effectively managing the strategic shift in the Company’s business model to develop more easily installed software, provide additional SaaS offerings and refocus the Company’s professional services and education engagements on those engagements that are connected to new product sales, without affecting the Company’s performance to an extent greater than anticipated; the failure to innovate or adapt to technological changes and introduce new software products and services in a timely manner; competition in product and service offerings and pricing; the ability of the Company’s products to remain compatible with ever-changing operating environments, platforms or third party products; global economic factors or political events beyond the Company’s control and other business and legal risks associated with non-U.S. operations; the failure to expand partner programs; the ability to retain and attract qualified professionals; general economic conditions and credit constraints, or unfavorable economic conditions in a particular region, industry or business sector; the ability to successfully integrate acquired companies and products into the Company’s existing business; risks associated with sales to government customers; breaches of the Company’s data center, network, as well as the Company’s software products, and the IT environments of the Company’s vendors and customers; the ability to adequately manage, evolve and protect the Company’s information systems, infrastructure and processes; fluctuations in foreign exchange rates; discovery of errors or omissions in the Company’s software products or documentation and potential product liability claims; the failure to protect the Company’s intellectual property rights and source code; the failure to renew large license transactions on a satisfactory basis; access to software licensed from third parties; risks associated with the use of software from open source code sources; third-party claims of intellectual property infringement or royalty payments; fluctuations in the number, terms and duration of the Company’s license agreements, as well as the timing of orders from customers and channel partners; events or circumstances that would require the Company to record an impairment charge relating to the Company’s goodwill or capitalized software and other intangible assets balances; potential tax liabilities; changes in market conditions or the Company’s credit ratings; the failure to effectively execute the Company’s workforce reductions, workforce rebalancing and facilities consolidations; successful and secure outsourcing of various functions to third parties; changes in generally accepted accounting principles; and other factors described more fully in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from the forward-looking information described in this Form 10-Q as believed, planned, anticipated, expected, estimated, targeted or similarly identified. We do not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. References in this Form 10-Q to fiscal 2016 and fiscal 2015 are to our fiscal years ending on March 31, 2016 and 2015, respectively.

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
Our goal is to be the world’s leading independent software provider for IT management and security solutions that help organizations and enterprises plan, develop, manage, and secure modern IT architectures, across mainframe, distributed, cloud and mobile environments. To accomplish this, key elements of our strategy include:

•
Innovating in key product areas to extend our market position and differentiation. Our product development strategy is built around three key growth areas, where we are focused on innovating and delivering differentiated products and solutions: application development and IT operations (DevOps), Management Cloud and Security across multiple platforms.

•
Addressing shifts in market dynamics and technology. We will innovate to deliver new differentiated solutions that enable our customers to manage the challenges and capture the opportunities of disruptive technologies, such as ambient data (the massive amounts of data being generated and stored within and outside the enterprise), unwired enterprise (the ubiquitously connected network of devices that are changing how we view computing), and Application Programming Interface (API) assembled apps (opening up and connecting data and business logic from multiple internal and external parties to create user apps that drive business value).

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

•
Enterprise Solutions products operate on mainly non-mainframe platforms and include our DevOps, Management Cloud and Security product groups. Our DevOps solutions include Application Delivery solutions, Application Performance Management solutions and Infrastructure Management solutions. Our suite of management applications delivered from the cloud enables increased speed and scale and includes our IT Business Management solutions, API Management solutions and Enterprise Mobility Management solutions. Our Security solutions focus on smart authentication and deliver identity-centric security solutions to meet the needs of today’s mobile, cloud-connected, open enterprises to succeed in the Application Economy.

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
We offer our solutions through our direct sales force and indirectly through our partners. We remain focused on strengthening relationships with our core customers and partners–which we refer to as our “Platinum” accounts, consisting of approximately our top 500 accounts–through product leadership, account management and a differentiated customer experience. We believe enhanced relationships in our traditional customer base of large enterprises with multi-year enterprise license agreements will drive renewals and provide opportunities to increase account penetration that will help to drive revenue growth.

At the same time, we continue to dedicate sales resources and deploy additional solutions to address opportunities to sell to new enterprises and to expand our relationship with existing non-Platinum customers–which we refer to as our “Named” and “Growth” customers. Named customers are large potential customers with whom we currently do not have a strong presence and where a competitor often has an established relationship, while Growth customers are mid-size potential customers with whom we currently do not have a strong presence. In addition to this dedication of additional sales resources, we will service some of these customers through partners. We believe we can grow our business and increase market share by delivering differentiated technology and collaborating with partners to leverage their relationships, market reach and implementation capacity. We are deploying new routes to market, and simplifying the buying and deployment process for our customers.
This customer focus allows us to better align marketing and sales resources with how customers want to buy. We have also implemented broad-based business initiatives to drive accountability for sales execution.
In the past, CA Technologies marketing has onboarded and integrated new talent, tools and processes to create a contemporary demand capability to support sales. Going forward, we will focus on further enhancing our connection with new and existing customers, contributing directly to business growth and expanding our customer base globally.

EXECUTIVE SUMMARY
A summary of key results for the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 is as follows:
Revenue

•	Total revenue declined $92 million primarily as a result of an unfavorable foreign exchange effect of $65 million and, to a lesser extent, a decrease in subscription and maintenance revenue.

•
As a result of insufficient revenue from new sales to offset the decline in revenue contribution from renewals and an expected unfavorable foreign exchange effect, we expect a year-over-year decrease in total revenue for fiscal 2016 compared with fiscal 2015. Excluding the expected unfavorable foreign exchange effect, we currently expect fiscal 2016 revenue to be consistent or slightly down as compared with fiscal 2015.

Bookings

•
Total bookings decreased 9% primarily due to an unfavorable foreign exchange effect and, to a lesser extent, a year-over-year decrease in renewals within subscription and maintenance bookings, which was primarily attributable to a decrease in our Mainframe Solutions renewals.

•	Total renewals decreased by a percentage in the low teens primarily due to the timing of our renewal portfolio.

•	Total new product sales decreased by approximately 10% primarily due to a lower level of mainframe solutions new sales.

•	Mainframe solutions new sales, including capacity, declined by a percentage in the mid-twenties primarily due to lower mainframe capacity sales.

•
Enterprise solutions new product sales decreased by a percentage in the mid-single digits primarily as a result of the unfavorable effect of foreign exchange. Excluding the unfavorable effect of foreign exchange, enterprise solutions new product sales increased by a percentage in the low single digits primarily as a result of an increase in sales outside of our renewal process.

•
We currently expect our fiscal 2016 renewal portfolio to increase by approximately 10% compared with fiscal 2015. Excluding a large system integrator renewal expected in fiscal 2016, we expect our fiscal 2016 renewal portfolio to decrease by a percentage in the low single digits.

Expenses

•	Operating expenses decreased primarily as a result of a favorable foreign exchange effect of $28 million and a decrease in personnel-related costs.
Income taxes

•	Income tax expense was generally consistent with the year-ago period and we anticipate a fiscal 2016 effective tax rate between 28% and 29%.
Diluted income per common share from continuing operations

•	Diluted income per common share from continuing operations decreased to $0.47 from $0.48.
Segment results

•
Mainframe Solutions revenue decreased primarily due to an unfavorable foreign exchange effect of $38 million and, to a lesser extent, insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin was generally consistent compared with the year-ago period.

•
Enterprise Solutions revenue decreased due to an unfavorable foreign exchange effect of $22 million and a decrease in the percentage of enterprise solutions product sales recognized on an up-front basis. Enterprise Solutions operating margin increased primarily as a result of lower personnel-related costs and other expenses.

•
Services revenue decreased primarily due to an unfavorable foreign exchange effect of $5 million and, to a lesser extent, a decline in fiscal 2015 professional services engagements. Operating margin for professional services increased primarily due to a decrease in personnel-related costs as a result of our prior period severance actions.

Cash flows from continuing operations

•
Net cash provided by operating activities from continuing operations was $188 million, representing an increase of $22 million. Net cash provided by operating activities increased primarily due to a decrease in vendor disbursements and payroll of $56 million, a decrease of other disbursements, net of $29 million and a decrease in income tax payments, net of $13 million, offset by a decrease in cash collections of $76 million. Net cash provided by operating activities was unfavorably affected by foreign exchange during the first quarter of fiscal 2016. Excluding this unfavorable effect, collections increased during the period.

QUARTERLY UPDATE

•
In May 2015, the Company entered into a definitive agreement to acquire Rally Software Development Corp. (Rally) a leading provider of Agile development software and services. The Company completed the acquisition of Rally in July 2015.

•
In June 2015, the Company appointed Otto Berkes as its Chief Technology Officer. Mr. Berkes will be responsible for technical leadership and innovation, further developing the Company’s technical community, and aligning its software strategy, architecture and partner relationships to deliver customer value.

•
In July 2015, the Company announced the hiring of Ayman Sayed as its Chief Product Officer. Working in partnership with Otto Berkes, the Company’s Chief Technology Officer, Mr. Sayed will be responsible for building a differentiated product portfolio targeted at customers’ most difficult business problems.

PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	First Quarter Comparison Fiscal
	2016 (1)	2015 (1)	Dollar Change	Percentage Change
	(dollars in millions)
Total revenue	$977	$1,069	$(92)	(9)%
Income from continuing operations	$207	$212	$(5)	(2)%
Net cash provided by operating activities - continuing operations	$188	$166	$22	13%
Total bookings	$662	$724	$(62)	(9)%
Subscription and maintenance bookings	$525	$603	$(78)	(13)%
Weighted average subscription and maintenance license agreement duration in years	3.45	3.60	(0.15)	(4)%

	June 30, 2015	March 31, 2015	Change From Year End	June 30, 2014	Change From Prior Year Quarter
	(in millions)
Cash and cash equivalents	$2,816	$2,804	$12	$3,255	$(439)
Total debt	$1,258	$1,263	$(5)	$1,769	$(511)
Total expected future cash collections from committed contracts (1) (2)	$3,950	$4,205	$(255)	$4,873	$(923)
Total revenue backlog (1) (2)	$6,278	$6,530	$(252)	$7,330	$(1,052)
Total current revenue backlog (1) (2)	$3,042	$3,141	$(99)	$3,402	$(360)

(1)	Information presented excludes the results of our discontinued operations.

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
Total Revenue: Total revenue is the amount of revenue recognized during the reporting period from the sale of license, maintenance and professional services agreements. Amounts recognized as subscription and maintenance revenue are recognized ratably over the term of the agreement. Professional services revenue is generally recognized as the services are performed or recognized on a ratable basis over the term of the related software license. Software fees and other revenue generally represents license fee revenue recognized at the inception of a license agreement (up-front basis) and also includes our Software-as-a-Service (SaaS) revenue, which is recognized as services are provided.
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
Total Bookings: Total bookings, or sales, includes the incremental value of all subscription, maintenance and professional services contracts and software fees and other contracts entered into during the reporting period and is generally reflective of the amount of products and services during the period that our customers have agreed to purchase from us. License fees for bookings attributed to sales of software products for which revenue is recognized on an up-front basis is reflected in “Software fees and other” in our Condensed Consolidated Statements of Operations, while the maintenance portion is reflected in “Subscription and maintenance” in our Condensed Consolidated Statements of Operations.

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

RESULTS OF OPERATIONS
The following table presents revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the first quarter of fiscal 2016 and fiscal 2015 and the period-over-period dollar and percentage changes for those line items. These comparisons of past results are not necessarily indicative of future results.

	First Quarter Comparison Fiscal 2016 Versus Fiscal 2015
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2016 (1)	2015 (1)	2016 / 2015	2016 / 2015	2016	2015
	(dollars in millions)
Revenue:
Subscription and maintenance	$836	$909	$(73)	(8)%	86%	85%
Professional services	79	87	(8)	(9)	8	8
Software fees and other	62	73	(11)	(15)	6	7
Total revenue	$977	$1,069	$(92)	(9)%	100%	100%
Expenses:
Costs of licensing and maintenance	$66	$72	$(6)	(8)%	7%	7%
Cost of professional services	71	81	(10)	(12)	7	8
Amortization of capitalized software costs	60	67	(7)	(10)	6	6
Selling and marketing	226	246	(20)	(8)	23	23
General and administrative	90	92	(2)	(2)	9	9
Product development and enhancements	136	150	(14)	(9)	14	14
Depreciation and amortization of other intangible assets	27	34	(7)	(21)	3	3
Other (gains) expenses, net	(3)	14	(17)	(121)	—	1
Total expenses before interest and income taxes	$673	$756	$(83)	(11)%	69%	71%
Income from continuing operations before interest and income taxes	$304	$313	$(9)	(3)%	31%	29%
Interest expense, net	9	14	(5)	(36)	1	1
Income from continuing operations before income taxes	$295	$299	$(4)	(1)%	30%	28%
Income tax expense	88	87	1	1	9	8
Income from continuing operations	$207	$212	$(5)	(2)%	21%	20%

(1)	Information presented excludes the results of our discontinued operations.
Note: Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
The decrease in total revenue in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily a result of an unfavorable foreign exchange effect of $65 million during the first quarter of fiscal 2016 and a decrease in subscription and maintenance revenue as described below.
As a result of insufficient revenue from new sales to offset the decline in revenue contribution from renewals and an expected unfavorable foreign exchange effect, we expect a year-over-year decrease in total revenue for fiscal 2016 compared with fiscal 2015. Excluding the expected unfavorable foreign exchange effect, we currently expect fiscal 2016 revenue to be consistent or slightly down as compared with fiscal 2015.
Subscription and Maintenance
The decrease in subscription and maintenance revenue for the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to an unfavorable foreign exchange effect of $57 million for the first quarter of fiscal 2016 and, to a lesser extent, a decrease in Mainframe Solutions revenue (see “Performance of Segments” below).

Professional Services
Professional services revenue primarily includes product implementation, consulting, customer education and customer training. Professional services revenue for the first quarter of fiscal 2016 decreased compared with the first quarter of fiscal 2015 primarily due to an unfavorable foreign exchange effect of $5 million for the first quarter of fiscal 2016 and, to a lesser extent, a decline in fiscal 2015 professional services engagements. For the long term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements.
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
Software fees and other revenue for the first quarter of fiscal 2016 decreased compared with the first quarter of fiscal 2015 as a result of the decrease in the percentage of enterprise solutions product sales recognized on an up-front basis.
Total Revenue by Geography
The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the first quarter of fiscal 2016 and the first quarter of fiscal 2015.

	First Quarter Comparison Fiscal 2016 Versus Fiscal 2015
	2016 (1)	Percentage of Total Revenue	2015 (1)	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$619	63%	$643	60%	$(24)	(4)%
International	358	37	426	40	(68)	(16)
Total Revenue	$977	100%	$1,069	100%	$(92)	(9)%

(1)	Information presented excludes the results of our discontinued operations.
Revenue in the United States for the first quarter of fiscal 2016 decreased compared with the first quarter of fiscal 2015 primarily due to a decrease in subscription and maintenance revenue. International revenue decreased for the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 primarily due to an unfavorable foreign exchange effect of $65 million during the first quarter of fiscal 2016.
Product price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.
Expenses
Operating Expenses
Operating expenses for the first quarter of fiscal 2016 decreased compared with the first quarter of fiscal 2015 primarily as a result of a favorable foreign exchange effect of $28 million, decrease in personnel-related costs and changes within “Other (gains) expenses, net” as described below.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. Costs of licensing and maintenance in the first quarter of fiscal 2016 decreased compared with the first quarter of fiscal 2015 primarily due to a decrease in personnel-related costs as a result of our prior period severance actions.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the first quarter of fiscal 2016 decreased compared with the first quarter of fiscal 2015 primarily due to a decrease in personnel-related costs as a result of our prior period severance actions.
Operating margin for professional services increased to 10% for the first quarter of fiscal 2016 compared with 7% for the first quarter of fiscal 2015. The increase in operating margin for professional services was primarily attributable to the decrease in personnel-related costs as mentioned above.
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
Amortization of capitalized software costs for the first quarter of fiscal 2016 decreased compared with the first quarter of fiscal 2015 as a result of a decrease in amortization expense from capitalized software costs that became fully amortized in recent periods. As disclosed in our 2015 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations, due to our Agile development methodologies, we no longer capitalize any significant amounts of internally developed software costs.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. For the first quarter of fiscal 2016, the decrease in selling and marketing expenses compared with the first quarter of fiscal 2015 was primarily attributable to a favorable foreign exchange effect of $13 million and a decrease in personnel-related costs as a result of our prior period severance actions.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. General and administrative expenses for the first quarter of fiscal 2016 were generally consistent compared with the first quarter of fiscal 2015.
Product Development and Enhancements
For the first quarters of fiscal 2016 and fiscal 2015, product development and enhancements expenses represented 14% of total revenue. The decrease in product development and enhancements expenses was primarily attributable to the decrease in personnel-related costs as a result of our prior period severance actions.
Depreciation and Amortization of Other Intangible Assets
For the first quarter of fiscal 2016, depreciation and amortization expense decreased compared with the first quarter of fiscal 2015 primarily due to a decrease in property and equipment depreciation expense and, to a lesser extent, a decrease in amortization expense associated with other intangible assets that became fully amortized in recent periods.
Other (Gains) Expenses, Net
The summary of other (gains) expenses, net was as follows:

	First Quarter Fiscal 2016	First Quarter Fiscal 2015
	(dollars in millions)
Fiscal 2014 Plan	$—	$9
Legal settlements	(17)	—
Losses from foreign exchange derivative contracts	11	5
Losses from foreign exchange rate fluctuations	4	—
Other miscellaneous items	(1)	—
Total	$(3)	$14
In the first quarter of fiscal 2016, we recognized a gain from various favorable adjustments associated with our legal accruals and a legal settlement.
Interest Expense, Net
Interest expense, net for the first quarter of fiscal 2016 decreased compared with the first quarter of fiscal 2015 primarily due to the repayment of our 6.125% Senior Notes Due December 2014 during the third quarter of fiscal 2015.
Income Taxes
Income tax expense for the first quarter of fiscal 2016 was $88 million compared with $87 million for the first quarter of fiscal 2015.

Our estimated annual effective tax rate, which excludes the impact of discrete items, for the first quarter of fiscal 2016 and fiscal 2015 was 29.8% and 29.0%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal 2016, which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal 2016 and we are anticipating a fiscal 2016 effective tax rate between 28% and 29%.
Discontinued Operations
In the second quarter of fiscal 2015, we sold CA arcserve data protection solution assets (arcserve) for $170 million and recognized a gain on disposal of $20 million, including tax expense of $77 million. The effective tax rate on the disposal of arcserve was unfavorably affected by non-deductible goodwill of $109 million. In the fourth quarter of fiscal 2014, we identified our CA ERwin Data Modeling solution assets (ERwin) as available for sale. The divestiture of arcserve and the planned divestiture of ERwin result from an effort to rationalize our product portfolio within the Enterprise Solutions segment.
The results of discontinued operations for the first quarter of fiscal 2016 included revenue of $8 million and income from operations, net of taxes, of $5 million. The results of discontinued operations for the first quarter of fiscal 2015 included revenue of $31 million and income from operations, net of taxes, of $5 million.
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
Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; certain foreign exchange derivative hedging gains and losses; charges relating to rebalancing initiatives that are large enough to require approval from our Board of Directors (i.e., costs associated with our Fiscal 2014 Plan); and other miscellaneous costs. We consider all costs of internally developed software as segment expenses in the period the costs are incurred, and as a result, we will add back capitalized internal software costs and exclude amortization of internally developed software costs previously capitalized from segment expenses.
Segment financial information for the first quarter of fiscal 2016 and fiscal 2015 was as follows:

Mainframe Solutions	First Quarter Fiscal 2016 (1)	First Quarter Fiscal 2015 (1)
	(dollars in millions)
Revenue	$560	$614
Expenses	211	235
Segment profit	$349	$379
Segment operating margin	62%	62%

(1)	Information presented excludes the results of our discontinued operations.
Mainframe Solutions revenue for the first quarter of fiscal 2016 decreased compared with the year-ago period primarily due to an unfavorable foreign exchange effect of $38 million and, to a lesser extent, insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin for the first quarter of fiscal 2016 was generally consistent compared with the year-ago period.

Enterprise Solutions	First Quarter Fiscal 2016 (1)	First Quarter Fiscal 2015 (1)
	(dollars in millions)
Revenue	$338	$368
Expenses	290	325
Segment profit	$48	$43
Segment operating margin	14%	12%

(1)	Information presented excludes the results of our discontinued operations.

Enterprise Solutions revenue for the first quarter of fiscal 2016 decreased compared with the year-ago period due to an unfavorable foreign exchange effect of $22 million for the first quarter of fiscal 2016 and a decrease in the percentage of enterprise solutions product sales recognized on an up-front basis. Enterprise Solutions operating margin for the first quarter of fiscal 2016 increased compared with the year-ago period primarily as a result of lower personnel-related costs and other expenses, as described above.

Services	First Quarter Fiscal 2016	First Quarter Fiscal 2015
	(dollars in millions)
Revenue	$79	$87
Expenses	71	82
Segment profit	$8	$5
Segment operating margin	10%	6%
Services revenue for the first quarter of fiscal 2016 decreased compared with the first quarter of fiscal 2015 primarily due to an unfavorable foreign exchange effect of $5 million and, to a lesser extent, a decline in fiscal 2015 professional services engagements. Operating margin for professional services increased to 10% for the first quarter of fiscal 2016 compared with 6% for the first quarter of fiscal 2015 primarily due to a decrease in personnel-related costs as a result of our prior period severance actions.
Refer to Note O, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Bookings - First Quarter Fiscal 2016 Compared with the First Quarter of Fiscal 2015
Total Bookings: For the first quarter of fiscal 2016 and fiscal 2015, total bookings were $662 million and $724 million, respectively. The decrease in bookings was primarily due to an unfavorable foreign exchange effect and, to a lesser extent, a year-over-year decrease in renewals within subscription and maintenance bookings.
Subscription and Maintenance Bookings: For the first quarter fiscal 2016 and fiscal 2015, subscription and maintenance bookings were $525 million and $603 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to an unfavorable foreign exchange effect and, to a lesser extent, a decrease in our Mainframe Solutions renewals.

•
Renewal Bookings: For the first quarter of fiscal 2016, renewal bookings decreased by a percentage in the low teens compared with the first quarter of fiscal 2015. Excluding the unfavorable effect of foreign exchange, renewal bookings for the first quarter of fiscal 2016 decreased by a percentage in the mid-single digits compared with the first quarter of fiscal 2015. This decrease was primarily due to the timing of our renewal portfolio. We currently expect our fiscal 2016 renewal portfolio to increase by approximately 10% compared with fiscal 2015. Excluding a large system integrator renewal expected in fiscal 2016, we expect our fiscal 2016 renewal portfolio to decrease by a percentage in the low single digits. Excluding the unfavorable effect of foreign exchange only, we currently expect our fiscal 2016 renewal portfolio to increase by a percentage in the mid-teens. Excluding both the large system integrator renewal expected in fiscal 2016 and the unfavorable effect of foreign exchange, we currently expect our fiscal 2016 renewal portfolio to increase by a percentage in the low single digits. For the first quarter of fiscal 2016, our percentage renewal yield was in the mid-80 percent range. The lower than historical average renewal yield was a result of a large renewal with a financial institution that required less capacity following a merger that occurred multiple years ago. Excluding this renewal, our renewal yield for the first quarter of fiscal 2016 was in the mid-90 percent range.

•
License Agreements over $10 million: During the first quarter of fiscal 2016, we executed a total of six license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $214 million. During the first quarter of fiscal 2015, we executed a total of eight license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $330 million.

•
Annualized Subscription and Maintenance Bookings and Weighted Average Subscription and Maintenance License Agreement Duration in Years: Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. Annualized subscription and maintenance bookings decreased from $168 million in the first quarter of fiscal 2015 to $152 million in the first quarter of fiscal 2016. The decrease in annualized subscription and maintenance bookings was primarily a result of the lower level of renewal bookings during the first quarter of fiscal 2016 compared with fiscal 2015. The weighted average subscription and maintenance license agreement duration in years decreased from 3.60 in the first quarter of fiscal 2015 to 3.45 in the first quarter of fiscal 2016. Although each contract is subject to terms negotiated by the respective parties, we do not expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

Total New Product Sales: Within total bookings, total new product sales decreased by approximately 10% for the first quarter of fiscal 2016 compared with the year-ago period. Excluding the unfavorable effect of foreign exchange, total new product sales decreased by a percentage in the mid-single digits. The decrease in total new product sales was primarily due to a lower level of mainframe solutions new sales.

•
Mainframe Solutions New Product Sales: For the first quarter of fiscal 2016, mainframe solutions new sales, including capacity, declined by a percentage in the mid-twenties compared with the year-ago period primarily due to lower mainframe capacity sales. Excluding the unfavorable effect of foreign exchange, mainframe solutions new sales decreased by a percentage in the high teens. The decrease in mainframe capacity sales was partially attributable to the decline and composition of contract renewals in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015. The first quarter of fiscal 2016 included a renewal with a large financial institution that required less capacity following a merger that occurred multiple years ago. The decrease in mainframe capacity sales was partially offset by an increase in mainframe solutions new product sales. Overall, we expect our mainframe solutions revenue to decline by a percentage in the low single digits over the medium term, which we believe is in line with the mainframe market.

•
Enterprise Solutions New Product Sales: For the first quarter of fiscal 2016, enterprise solutions new product sales decreased by a percentage in the mid-single digits compared with the year-ago period primarily as a result of the unfavorable effect of foreign exchange. Excluding the unfavorable effect of foreign exchange, enterprise solutions new product sales increased by a percentage in the low single digits primarily as a result of an increase in sales outside of our renewal process.

Total Bookings by Geography: Total bookings in the first quarter fiscal 2016 compared with the year-ago period decreased in all regions, except the Latin America region. The decreases in the United States, and the Europe, Middle East and Africa and Asia Pacific Japan regions were primarily due to the timing of our renewal portfolio. The increase in the Latin America region was primarily a result of an increase in new product sales during the first quarter of fiscal 2016.
New Product Sales by Geography: Total new product sales in the first quarter of fiscal 2016 compared with the year-ago period decreased in all regions, except the Latin America region. The decreases in the United States, and the Europe, Middle East and Africa and Asia Pacific Japan regions were primarily due to the decline and composition of the renewal portfolio during the first quarter of fiscal 2016. Within total new product sales, we saw an increase in all regions from our Named and Growth customers.

LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 71% held in our subsidiaries outside the United States at June 30, 2015. Cash and cash equivalents totaled $2,816 million at June 30, 2015, representing an increase of $12 million from the March 31, 2015 balance of $2,804 million. During the first quarter of fiscal 2016, there was a $69 million favorable translation effect from foreign exchange rates on cash held outside the United States in currencies other than the U.S. dollar.
Although 71% of our cash and cash equivalents is held by foreign subsidiaries, we currently neither intend nor expect a need to repatriate these funds to the United States in the foreseeable future. We expect existing domestic cash, cash equivalents and cash flows from operations to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding for capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding for capital expenditures, acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter.

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
For the first quarter of fiscal 2016, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $37 million, of which $15 million was billed in the fourth quarter of fiscal 2015. For the first quarter of fiscal 2015, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $68 million, of which $8 million was billed in the fourth quarter of fiscal 2014.
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

(in millions)	June 30, 2015 (1)	March 31, 2015 (1)	June 30, 2014 (1)
Billings backlog:
Amounts to be billed – current	$1,820	$1,867	$2,031
Amounts to be billed – noncurrent	1,698	1,686	2,289
Total billings backlog	$3,518	$3,553	$4,320

Revenue backlog:
Revenue to be recognized within the next 12 months – current	$3,042	$3,141	$3,402
Revenue to be recognized beyond the next 12 months – noncurrent	3,236	3,389	3,928
Total revenue backlog	$6,278	$6,530	$7,330

Deferred revenue (billed or collected)	$2,760	$2,977	$3,010
Total billings backlog	3,518	3,553	4,320
Total revenue backlog	$6,278	$6,530	$7,330

(1)	Information presented excludes the results of our discontinued operations.
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

(in millions)	June 30, 2015 (1)	March 31, 2015 (1)	June 30, 2014 (1)
Expected future cash collections:
Total billings backlog	$3,518	$3,553	$4,320
Trade accounts receivable, net	432	652	553
Total expected future cash collections	$3,950	$4,205	$4,873

(1)	Information presented excludes the results of our discontinued operations.
The decrease of 1% in billings backlog at June 30, 2015 compared with March 31, 2015 was primarily a result of lower bookings during the first quarter of fiscal 2016. Excluding the favorable effect of foreign exchange, billings backlog decreased 2% at June 30, 2015 compared with March 31, 2015. The decrease of 19% in billings backlog at June 30, 2015 compared with June 30, 2014 was primarily a result of lower bookings over the course of the twelve month period. Excluding the unfavorable effect of foreign exchange, billings backlog decreased 13% at June 30, 2015 compared with June 30, 2014.
The decrease in expected future cash collections at June 30, 2015 compared with March 31, 2015 and June 30, 2014 was primarily driven by the decrease in billings backlog, as described above, and a decrease in trade accounts receivable, net.
The decrease in total revenue backlog of 4% at June 30, 2015 compared with March 31, 2015 was primarily a result of the lower level of bookings for the first quarter of fiscal 2016. The decrease of 14% in total revenue backlog at June 30, 2015 compared with June 30, 2014 was primarily a result of the decrease in bookings over the course of the twelve month period.
Excluding the favorable effect of foreign exchange, total revenue backlog decreased 5% at June 30, 2015 compared with March 31, 2015. Excluding the unfavorable effect of foreign exchange, total revenue backlog decreased 7% at June 30, 2015 compared with June 30, 2014.
Revenue to be recognized in the next 12 months decreased 3% at June 30, 2015 compared with March 31, 2015. Excluding the favorable effect of foreign exchange, revenue to be recognized in the next 12 months decreased 4%. Revenue to be recognized in the next 12 months decreased 11% at June 30, 2015 compared with June 30, 2014. Excluding the unfavorable effect of foreign exchange, revenue to be recognized in the next 12 months decreased 3%. These decreases were the results of the factors described above. We currently expect revenue to be recognized in the next 12 months to be positively affected when we execute the large system integrator renewal expected later in fiscal 2016.

Generally, we believe that a change in the current portion of revenue backlog on a year-over-year basis is an indicator of future subscription and maintenance revenue performance due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably. We also believe that we would need to demonstrate multiple quarters of total new product and capacity sales growth while maintaining a renewal yield in the low 90% range before growth in the current portion of revenue backlog would be likely to occur.
Net Cash Provided by Operating Activities - Continuing Operations

	First Quarter of Fiscal		Change
	2016 (1)	2015 (1)	2016 / 2015
	(in millions)
Cash collections from billings (2)	$1,012	$1,088	$(76)
Vendor disbursements and payroll (2)	(777)	(833)	56
Income tax payments, net	(17)	(30)	13
Other disbursements, net (3)	(30)	(59)	29
Net cash provided by operating activities - continuing operations	$188	$166	$22

(1)	Information presented excludes the results of our discontinued operations.

(2)	Amounts include value added taxes and sales taxes.

(3)
For the first quarter of fiscal 2016, amount includes payments associated with the Fiscal 2014 Plan of $3 million, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For the first quarter of fiscal 2015, amount includes payments associated with the Fiscal 2014 Plan of $30 million, interest, prior period restructuring plans and miscellaneous receipts and disbursements.

First Quarter Comparison Fiscal 2016 Versus Fiscal 2015
Operating Activities
Net cash provided by operating activities from continuing operations for the first quarter of fiscal 2016 was $188 million, representing an increase of $22 million compared with the first quarter of fiscal 2015. Net cash provided by operating activities increased compared with the year-ago period primarily due to a decrease in vendor disbursements and payroll of $56 million, a decrease of other disbursements, net of $29 million and a decrease in income tax payments, net of $13 million, offset by a decrease in cash collections of $76 million. Net cash provided by operating activities was unfavorably affected by foreign exchange during the first quarter of fiscal 2016. Excluding this unfavorable effect, collections increased during the period.
Investing Activities
Net cash used in investing activities from continuing operations for the first quarter of fiscal 2016 was $50 million compared with $32 million for the first quarter of fiscal 2015. The increase in net cash used in investing activities was due to an increase in cash paid for acquisitions of $26 million, offset by a decrease in purchases of property and equipment of $8 million compared to the year-ago period. The cash paid for acquisitions during the first quarter of fiscal 2016 was attributable to two small acquisitions that closed during the period.
Financing Activities
Net cash used in financing activities from continuing operations for the first quarter of fiscal 2016 was $200 million compared with $140 million for the first quarter of fiscal 2015. The increase in net cash used in financing activities was primarily due to an increase in net repayments from our notional pooling arrangement of $27 million, an increase in other financing activities of $23 million for payments associated with a prior year acquisition and a decrease in cash received from exercises of stock options of $8 million compared with the year-ago period.

Debt Obligations
As of June 30, 2015 and March 31, 2015, our debt obligations consisted of the following:

	June 30, 2015	March 31, 2015
	(in millions)
Revolving credit facility	$—	$—
5.375% Senior Notes due December 2019	750	750
2.875% Senior Notes due August 2018	250	250
4.500% Senior Notes due August 2023	250	250
Other indebtedness, primarily capital leases	12	17
Unamortized discount for Senior Notes	(4)	(4)
Total debt outstanding	$1,258	$1,263
Less the current portion	(8)	(10)
Total long-term debt portion	$1,250	$1,253
Subsequent to June 30, 2015 and in connection with the acquisition of Rally, we borrowed approximately $400 million under our revolving credit facility.
Other Indebtedness
We have available an unsecured and uncommitted multi-currency line of credit to meet short-term working capital needs for our subsidiaries operating outside the United States. We use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At June 30, 2015 and March 31, 2015, $29 million and $27 million, respectively, of this line of credit was pledged in support of bank guarantees and other local credit lines. At June 30, 2015 and March 31, 2015, none of these arrangements were drawn down by third parties.
We use a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, we and our participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. The activity under this notional pooling arrangement for the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,
	2015	2014
	(in millions)
Total borrowings outstanding at beginning of period (1)	$138	$139
Borrowings	1,760	1,334
Repayments	(1,776)	(1,323)
Foreign exchange effect	17	(10)
Total borrowings outstanding at end of period (1)	$139	$140

(1)	Included in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheets.
For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2015 Form 10-K.
Effect of Exchange Rate Changes
There was a $69 million favorable impact to our cash balances in the first quarter of fiscal 2016 predominantly due to the weakening of the U.S. dollar against the euro (4%), the British pound sterling (6%), the Israeli shekel (6%) and the Brazilian real (3%).
There was a $1 million favorable impact to our cash balances in the first quarter of fiscal 2015 predominantly due to the weakening of the U.S. dollar against the British pound sterling (3%), the Brazilian real (3%), the Israeli shekel (2%), the Australian dollar (2%) and the Japanese yen (2%), offset by the strengthening of the U.S. dollar against the Norwegian krone (2%) and the euro (1%).

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2015 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At June 30, 2015, there was no material change to this information.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the effective date of the new revenue recognition standard. The new guidance will be effective for our first quarter of fiscal 2019 and early application for fiscal 2018 would be permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. ASU 2014-09 is expected to have a significant impact on our revenue recognition policies and disclosures. We have not yet selected a transition method nor have we determined when we will adopt the standard and the effect of the standard on our ongoing financial reporting.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of risks, including foreign exchange rate fluctuations, interest rate changes and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our financial risk management strategy or our portfolio management strategy, which is described in our 2015 Form 10-K, subsequent to March 31, 2015.

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
As more fully described in Part I, Item 1 “Business,” of our 2015 Form 10-K, our business strategy is designed to build on our portfolio of software and services to meet next-generation market opportunities. The success of this strategy could be affected by many of the risk factors discussed in this Form 10-Q and also by our ability to:

•	Enable our sales force to accelerate growth of new product sales (at levels sufficient to offset any decline in revenue in our Mainframe Solutions segment):

▪	in our Platinum customer accounts where we already have strong relationships;

▪	in our Named customer accounts where a competitor already has an established relationship; and

▪
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
Our competitors include large vendors of hardware and operating system software and service providers. The widespread inclusion of products that perform the same or similar functions as our products bundled within computer hardware or other companies’ software products, or services similar to those provided by us, could reduce the perceived need for our products and services, or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchasing our products. In addition, the software industry is currently undergoing consolidation as software companies seek to offer more extensive suites and broader arrays of software products and services, as well as integrated software and hardware solutions. This consolidation may adversely affect our competitive position, which could materially adversely affect our business, financial condition, operating results and cash flow. Refer to Part I, Item 1, “Business - (c) Narrative Description of the Business - Competition,” of our 2015 Form 10-K for additional information.
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
Given the global nature of our business, economic factors or political events beyond our control and other business and legal risks associated with non-U.S. operations can affect our business in unpredictable ways.
International revenue has historically represented a significant percentage of our total worldwide revenue. Success in selling and developing our products outside the United States, will depend on a variety of factors in various non-U.S. locations, including:

•	Foreign exchange rates;

•	Local economic conditions;

•	Political stability and acts of terrorism;

•	Workforce reorganizations in various locations, including global reorganizations of sales, research and development, technical services, finance, human resources and facilities functions;

•	Effectively staffing key managerial and technical positions;

•	Successfully localizing software products for a significant number of international markets;

•	Restrictive employment regulation;

•	Trade restrictions such as tariffs, duties, taxes or other controls;

•	International intellectual property laws, which may be more restrictive or may offer lower levels of protection than U.S. law;

•	Developing and executing an effective go-to-market strategy in various locations; and

•
Compliance by us and our partners (including unaffiliated third-party partners) with differing, changing and potentially inconsistent local laws, regulations and interpretations in multiple international jurisdictions, as well as compliance with U.S. laws and regulations where applicable in these international locations, such as anti-corruption, anti-money laundering, export control and data privacy laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, the UK Bribery Act of 2010, trade controls and sanctions administered by the U.S. Office of Foreign Assets Control and similar laws and regulations in other jurisdictions.

In addition to affecting our success, negative effects of any of these factors may increase the cost of doing business internationally. The cost of our international revenue may be increased further with respect to products and lines of business acquired in connection with inorganic growth, as the efforts undertaken by the target companies with respect to these factors may be less robust or effective than the efforts we have undertaken with respect to these factors. Any such rise in costs could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products in one or more regions or cause us to change or limit our business practices. We have implemented policies, procedures and controls designed to achieve compliance with applicable laws and regulations, but our corporate policies, process and controls may not prevent or detect all potential breaches of law or other governance practices. We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have violated these laws. Any violation of these laws could lead to substantial civil and criminal fines and penalties, litigation, loss of operating licenses or permits and other collateral consequences. An unfavorable development regarding any of the foregoing factors could materially adversely affect our business, financial condition, operating results and cash flow.
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
We operate in a business where there is intense competition for experienced personnel in all of our global markets. We depend on our ability to identify, recruit, hire, train, develop and retain qualified and effective professionals and to attract and retain talent needed to execute our business strategy. We also depend on our ability to perform these tasks with respect to professionals from acquired companies, which ability may be negatively impacted by our efforts to integrate and rationalize the products and lines of business we have acquired. Our ability to do so depends on numerous factors, including factors that we cannot control, such as competition and conditions in the local employment markets in which we operate. Effective succession planning is also important for our long-term success. Failure to ensure effective transfers of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. Our future success depends in a large part on the continued contribution of our senior management and other key employees. A loss of a significant number of skilled managerial, technical, marketing or other professionals could have a negative effect on the quality of our products. A loss of a significant number of experienced and effective sales professionals could result in fewer sales of our products. Our failure to retain qualified employees in these categories could materially adversely affect our business, financial condition, operating results and cash flow.
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
These risks can be heightened during periods when we seek to integrate multiple acquisitions at the same time or in a relatively short period of time. These factors could materially adversely affect our business, results of operations, financial condition and cash flow, particularly in the case of a large acquisition or number of acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options, to pay for acquisitions or to retain employees, existing stockholders’ interests may be diluted and income per share may decrease.
Our sales to government clients subject us to risks, including lack of fiscal funding approval, renegotiation or termination at the discretion of the government, as well as audits and investigations, which could result in litigation, penalties and sanctions including suspension, early termination and debarment.
Approximately 8% of our total revenue backlog at June 30, 2015 is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local government agencies. These contracts are generally subject to annual fiscal funding approval and may be renegotiated or terminated at the discretion of the government. Termination, renegotiation or the lack of funding approval for a contract could adversely affect our sales, revenue and reputation. Additionally, our government contracts are generally subject to audits and investigations, which could result in various civil and criminal actions and penalties, and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, which could materially adversely affect our business, financial condition, operating results and cash flow. Refer to “Note I - Commitments and Contingencies,” for additional information about litigation and related matters in this area.
Our data center, network, as well as our software products, and the IT environments of our vendors and customers are subject to hacking or other cybersecurity threats, resulting in a loss or misuse of proprietary, personally identifiable and confidential information and/or harm to our customer relationships and the market perception of the effectiveness of our products.
Given that some of our products are intended to manage and secure IT infrastructures and environments, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products. Use of open source code or other third-party software in our products and infrastructure could also bring increased cybersecurity risks. This risk can be heightened with acquired products, which may not have gone through the same testing and quality control measures as our organically developed products. Experienced computer programmers or hackers may attempt to penetrate our network security or the security of our data centers and IT environments. Others, including employees or vendors, may also intentionally or unintentionally provide unauthorized access to our IT environments or to our customers’ IT environments. These hackers or others may misappropriate proprietary, personally identifiable and confidential information of the Company, our customers, our employees or our business partners or other individuals or cause interruptions of our or our customers’ IT operations, services and businesses. This may cause contractual disputes and may negatively affect the market perception of the effectiveness of our products and our reputation even if the unauthorized access is not attributable to our products or personnel. Our SaaS solutions/services business includes the hosting of customer data, including large amounts of sensitive information. The SaaS business uses third-party data centers that may also be subject to hacking incidents. If our SaaS business increases substantially, whether due to growth of our existing SaaS business or if we acquire a SaaS company, such as in the second quarter of fiscal 2016, our exposure to hacking incidents could increase due to the nature of the increase in the volume of SaaS business activity and the potential increase in the number of SaaS technology platforms we maintain. Although we continually seek to improve our countermeasures to prevent and detect such incidents, we may be unable to anticipate these problems and such incidents could require significant expenditures of our capital and diversion of our resources from development activities. Additionally, these efforts by hackers or others could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers. If these efforts are successful and a third party obtains unauthorized access to our or our customers’ IT environments, our business operations, and those of our customers, could be adversely affected, losses or theft of data could occur, our reputation and future sales could be harmed, governmental regulatory action or private or governmental litigation could be commenced against us and our business, financial condition, operating results and cash flow could be materially adversely affected.

If we do not adequately manage, evolve and protect our information systems, infrastructure and processes, including the successful implementation of our enterprise resource planning software, our ability to manage and grow our business may be harmed.
We rely on our information systems and information systems of third parties for managing the financial information of our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we continuously work to enhance our information systems and infrastructure and integrate those of acquired companies. The implementation of these types of enhancements, including the successful implementation of our enterprise resource planning software, and the integration with information systems of acquired companies is frequently disruptive to the underlying business, which may especially be the case for us due to the size and complexity of our business. Additionally, delays in adapting our information systems to address new business models, such as SaaS, could limit the success or result in the failure of those initiatives and impair the effectiveness of our internal controls.
Although we have implemented a disaster recovery program, our system redundancy may be ineffective or inadequate and our disaster recovery planning may not be sufficient for all eventualities, including scenarios associated with acquired companies. With regard to the implementation of our enterprise resource planning software, any delay in the implementation of, or disruption in the transition to, our new or enhanced systems, procedures or internal controls, both for our systems and those of acquired companies, could adversely affect our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, and report financial and management information, including the filing of our quarterly or annual reports with the SEC, on a timely and accurate basis. Failure to properly or adequately address these issues, as well as to manage and protect our infrastructure, could result in the diversion of management’s attention and resources, adversely affect our ability to manage our business, including our SaaS business, and to meet our obligations to our customers, and materially adversely affect our business, financial condition, results of operations and cash flow.
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
The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors or omissions will not be found in current versions, new versions, documentation or enhancements of our software products after commencement of commercial shipments. This risk can be heightened with acquired products which may not have gone through the same testing and quality control measures as our organically developed products (our organically developed products and acquired products collectively, our Products). If new or existing customers have difficulty deploying our Products or require significant amounts of customer support, our operating margins could be adversely affected. We could also face possible claims and higher development costs if our Products contain errors that we have not detected or if our Products otherwise fail to meet our customers’ expectations. Significant technical challenges also arise with our Products because our customers license and deploy our Products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. These combinations increase our risk further because, in the event of a system-wide failure, it may be difficult to determine which product is at fault. As a result, we may be harmed by the failure of another supplier’s products. As a result of the foregoing, we could experience:

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
Our future success is highly dependent upon our proprietary technology, including our software and our source code for that software, both organic and acquired. Failure to protect such technology could lead to the loss of valuable assets and our competitive advantage. We protect our proprietary information through the use of patents, copyrights, trademarks, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding our efforts to protect our proprietary rights, policing unauthorized use or copying of our proprietary information is difficult. Unauthorized use or copying occurs from time to time and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States. For example, for some of our products, we rely on “shrink-wrap” or “click-on” licenses, which may be unenforceable in whole or in part in some jurisdictions in which we operate. In addition, patents we have obtained may be circumvented, challenged, invalidated or designed around by other companies. If we do not adequately protect our intellectual property for these or other reasons, our business, financial condition, operating results and cash flow could be materially adversely affected. Refer to Part I, Item 1, “Business - (c) Narrative Description of the Business - Intellectual Property,” of our 2015 Form 10-K for additional information.
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
Some of our products, both organic and acquired, contain software from open source code sources. The use of such open source code may subject us to certain conditions, including the obligation to offer our products that use open source code for no cost. Further, although some open source vendors provide warranty and support agreements in conjunction with the use of their open source software, it is common for many open source software authors to make their open source software available “as-is” with no warranty, indemnity or support. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. However, the use of such open source code may ultimately subject some of our products to unintended conditions, which could require us to take remedial action that may divert resources away from our development efforts and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.
Third parties could claim that our products infringe or contribute to the infringement of their intellectual property rights or that we owe royalty payments to them, which could result in significant litigation expense or settlement with unfavorable terms, which could materially adversely affect our business, financial condition, operating results and cash flow.
From time to time, third parties have claimed and may claim that our products, both organic and acquired, infringe various forms of their intellectual property or that we owe royalty payments to them. Investigation of these claims can be expensive and could affect development, marketing or shipment of our products. As the number of software patents issued increases, it is likely that additional claims will be asserted. Defending against such claims is time consuming and could result in significant litigation expense or settlement on unfavorable terms, which could materially adversely affect our business, financial condition, operating results and cash flow.

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
Under U.S. generally accepted accounting principles, we are required to evaluate our capitalized software and other intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually, and more frequently if impairment indicators are present. In future periods, we may be subject to factors that may constitute a change in circumstances, indicating that the carrying value of our goodwill exceeds fair value or our capitalized software and other intangible assets may not be recoverable. These changes may consist of, but are not limited to, declines in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. Any of these factors, or others, could require us to record a significant non-cash impairment charge in our financial statements during a period. Acquisitions can result in additional goodwill or capitalized software and other intangible assets balances subject to impairment risk. If we determine that a significant impairment of our goodwill or our capitalized software and other intangible assets has occurred in any of our operating segments, this could materially adversely affect our business, financial condition and operating results.
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
At June 30, 2015, we had $1,258 million of debt outstanding, consisting mostly of unsecured senior note obligations. Refer to our Note 8, “Debt,” in the Notes to the Consolidated Financial Statements of our 2015 Form 10-K for the payment schedule of our long-term debt obligations. Our senior unsecured notes are rated by Moody’s Investors Service, Fitch Ratings, and Standard and Poor’s. These agencies or any other credit rating agency could downgrade or take other negative action with respect to our credit ratings in the future. If our credit ratings were downgraded or other negative action is taken, we could be required to, among other things, pay additional interest on outstanding borrowings under our principal revolving credit agreement. Any downgrades could affect our ability to obtain additional financing in the future and may affect the terms of any such financing.
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
From time to time, the Financial Accounting Standards Board (“FASB”) issues new accounting principles, including the May 2014 Accounting Standards Update (ASU) No. 2014-09 regarding revenue recognition (refer to “Note A - Accounting Policies” for additional information). Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could materially adversely affect our reported financial results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the first quarter of fiscal 2016:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
April 1, 2015 - April 30, 2015	—	$—	—	$785,000
May 1, 2015 - May 31, 2015	—	$—	—	$785,000
June 1, 2015 - June 30, 2015	1,664	$30.05	1,664	$735,000
Total	1,664		1,664
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
During the first quarter of fiscal 2016, we repurchased 1.7 million shares of our common stock for $50 million. At June 30, 2015, we remained authorized to purchase $735 million of our common stock under the current stock repurchase program. We entered into an agreement effective July 1, 2015 to repurchase $50 million of our common stock to be delivered in September 2015.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Acquisition Agreement, dated as of May 27, 2015, by and among CA, Inc., Grand Prix Acquisition Corp., and Rally Software Development Corp.	8-K	2.1	5/28/15
3.1	Restated Certificate of Incorporation.	8-K	3.3	3/9/06
3.2	By-Laws of the Company, as amended.	10-K	3.2	5/8/15
10.1	Amendment No. 1 dated April 13, 2015 to Amended and Restated Credit Agreement dated June 7, 2013.	8-K	10.1	4/14/15
10.2*	Schedules A, B and C (as amended effective May 6, 2015) to CA, Inc. Change in Control Severance Policy.	10-K	10.62	5/8/15
10.3*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards (special retirement vesting).	10-K	10.63	5/8/15
10.4*	Separation Agreement and General Claims Release dated June 23, 2015 between the Company and Amit Chatterjee.				X
12	Statement of Ratios of Earnings to Fixed Charges.				X
15	Accountants’ Acknowledgment Letter.				X
31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
32†	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):				X
	(i) Condensed Consolidated Balance Sheets - June 30, 2015 (Unaudited) and March 31, 2015.
	(ii) Unaudited Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2015 and 2014.
	(iii) Unaudited Condensed Consolidated Statements of Comprehensive Income - Three Months Ended June 30, 2015 and 2014.
	(iv) Unaudited Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30, 2015 and 2014.
	(v) Notes to Condensed Consolidated Financial Statements - June 30, 2015.

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
Dated: July 24, 2015