Form 10-Q
period 2015-09-30
CA, INC.
filed 2015-10-22
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

(Check one:)
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of October 15, 2015
par value $0.10 per share	438,741,700

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of September 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended September 30, 2015 and 2014, and the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 22, 2015

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	September 30, 2015	March 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,458	$2,804
Trade accounts receivable, net	439	652
Deferred income taxes	342	318
Other current assets	183	213
Total current assets	$3,422	$3,987
Property and equipment, net of accumulated depreciation of $846 and $812, respectively	$246	$252
Goodwill	6,120	5,806
Capitalized software and other intangible assets, net	953	731
Deferred income taxes	39	92
Other noncurrent assets, net	113	111
Total assets	$10,893	$10,979
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$8	$10
Accounts payable	92	105
Accrued salaries, wages and commissions	156	219
Accrued expenses and other current liabilities	402	428
Deferred revenue (billed or collected)	1,870	2,114
Taxes payable, other than income taxes payable	27	55
Deferred income taxes	7	7
Total current liabilities	$2,562	$2,938
Long-term debt, net of current portion	$1,649	$1,253
Federal, state and foreign income taxes payable	161	150
Deferred income taxes	70	45
Deferred revenue (billed or collected)	646	863
Other noncurrent liabilities	103	105
Total liabilities	$5,191	$5,354
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 434,306,231 and 435,502,730 shares outstanding, respectively	59	59
Additional paid-in capital	3,614	3,631
Retained earnings	6,387	6,221
Accumulated other comprehensive loss	(439)	(418)
Treasury stock, at cost, 155,388,850 and 154,192,351 shares, respectively	(3,919)	(3,868)
Total stockholders’ equity	$5,702	$5,625
Total liabilities and stockholders’ equity	$10,893	$10,979
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Subscription and maintenance	$832	$908	$1,668	$1,817
Professional services	83	91	162	178
Software fees and other	90	80	152	153
Total revenue	$1,005	$1,079	$1,982	$2,148
Expenses:
Costs of licensing and maintenance	$70	$71	$136	$143
Cost of professional services	78	88	149	169
Amortization of capitalized software costs	67	75	127	142
Selling and marketing	248	253	474	499
General and administrative	99	87	189	179
Product development and enhancements	151	150	287	300
Depreciation and amortization of other intangible assets	29	34	56	68
Other expenses, net	4	1	1	15
Total expenses before interest and income taxes	$746	$759	$1,419	$1,515
Income from continuing operations before interest and income taxes	$259	$320	$563	$633
Interest expense, net	12	12	21	26
Income from continuing operations before income taxes	$247	$308	$542	$607
Income tax expense	75	73	163	160
Income from continuing operations	$172	$235	$379	$447
Income from discontinued operations, net of income taxes	2	21	7	26
Net income	$174	$256	$386	$473

Basic income per common share:
Income from continuing operations	$0.39	$0.53	$0.86	$1.01
Income from discontinued operations	—	0.05	0.02	0.06
Net income	$0.39	$0.58	$0.88	$1.07
Basic weighted average shares used in computation	436	440	436	440

Diluted income per common share:
Income from continuing operations	$0.39	$0.53	$0.86	$1.00
Income from discontinued operations	—	0.05	0.02	0.06
Net income	$0.39	$0.58	$0.88	$1.06
Diluted weighted average shares used in computation	437	441	437	441
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014
Net income	$174	$256	$386	$473
Other comprehensive loss:
Foreign currency translation adjustments	(53)	(94)	(21)	(84)
Total other comprehensive loss	$(53)	$(94)	$(21)	$(84)
Comprehensive income	$121	$162	$365	$389
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Six Months Ended September 30,
	2015	2014
Operating activities from continuing operations:
Net income	$386	$473
Income from discontinued operations	(7)	(26)
Income from continuing operations	$379	$447
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	183	210
Deferred income taxes	(28)	(49)
Provision for bad debts	1	1
Share-based compensation expense	45	42
Foreign currency transaction losses	6	3
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	231	263
Decrease in deferred revenue	(496)	(497)
Increase (decrease) in taxes payable, net	2	(42)
Decrease in accounts payable, accrued expenses and other	(9)	(22)
Decrease in accrued salaries, wages and commissions	(66)	(79)
Changes in other operating assets and liabilities	(17)	(45)
Net cash provided by operating activities - continuing operations	$231	$232
Investing activities from continuing operations:
Acquisitions of businesses, net of cash acquired, and purchased software	$(647)	$(12)
Purchases of property and equipment	(23)	(34)
Proceeds from sale of short-term investments	48	—
Net cash used in investing activities - continuing operations	$(622)	$(46)
Financing activities from continuing operations:
Dividends paid	$(220)	$(222)
Purchases of common stock	(115)	(50)
Notional pooling borrowings	2,494	2,703
Notional pooling repayments	(2,497)	(2,647)
Debt borrowings	800	—
Debt repayments	(406)	(5)
Debt issuance costs	(3)	—
Exercise of common stock options	4	14
Other financing activities	(18)	—
Net cash provided by (used in) financing activities - continuing operations	$39	$(207)
Effect of exchange rate changes on cash	$(1)	$(185)
Net change in cash and cash equivalents - continuing operations	$(353)	$(206)
Cash provided by (used in) operating activities - discontinued operations	$7	$(23)
Cash provided by investing activities - discontinued operations	—	170
Net effect of discontinued operations on cash and cash equivalents	$7	$147
Decrease in cash and cash equivalents	$(346)	$(59)
Cash and cash equivalents at beginning of period	$2,804	$3,252
Cash and cash equivalents at end of period	$2,458	$3,193
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
Operating results for the three and six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.
Divestitures: In the second quarter of fiscal year 2015, the Company sold its CA arcserve data protection solution assets (arcserve). In the fourth quarter of fiscal year 2014, the Company identified its CA ERwin Data Modeling solution assets (ERwin) as available for sale. The results of operations associated with these businesses have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. The effects of the discontinued operations were immaterial to the Company’s Condensed Consolidated Balance Sheets at September 30, 2015 and March 31, 2015. See Note C, “Divestitures,” for additional information.
Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 78% being held by the Company’s foreign subsidiaries outside the United States at September 30, 2015.
New Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the effective date of the new revenue recognition standard. The new standard will be effective for the Company's first quarter of fiscal year 2019 and early application for fiscal year 2018 would be permitted. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. ASU 2014-09 is expected to have a significant impact on the Company’s revenue recognition policies and disclosures. The Company has not yet selected a transition method nor has it determined when it will adopt the standard and the effect of the standard on its ongoing financial reporting.

NOTE B – ACQUISITIONS
On July 8, 2015, the Company completed its acquisition of Rally Software Development Corp. (Rally), a provider of Agile development software and services. The acquisition of Rally broadens the Company’s solution set and capabilities to better serve customers in the application economy. Pursuant to the terms of the acquisition agreement and related tender offer, the Company acquired 100% of the outstanding shares of Rally common stock for approximately $519 million. The preliminary purchase price allocation for Rally is provided within the table below.
The preliminary purchase price allocation for the Company’s other acquisitions during fiscal year 2016, including the second quarter acquisition of Xceedium, Inc. (Xceedium), is included within the “Other Fiscal Year 2016 Acquisitions” column below. The acquisition of Xceedium and the Company’s other acquisitions during fiscal year 2016 were immaterial, both individually and in the aggregate.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)	Rally	Other Fiscal Year 2016 Acquisitions	Estimated Useful Life
Finite-lived intangible assets (1)	$78	$14	1-15 years
Purchased software	190	93	5-7 years
Goodwill	256	60	Indefinite
Deferred tax liabilities, net	(56)	(23)	—
Other assets net of other liabilities assumed (2)	51	2	—
Purchase price	$519	$146

(1)	Includes customer relationships and trade names.

(2)	Includes approximately $13 million of cash acquired and approximately $48 million of short-term investments acquired relating to Rally.
The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded to goodwill. The preliminary allocation of the purchase price to goodwill was predominantly due to synergies the Company expects to achieve through integration of the acquired technology with the Company’s existing product portfolio and the intangible assets that are not separable, such as assembled workforce and going concern. The goodwill relating to the Company’s acquisition of Rally is not expected to be deductible for tax purposes and is allocated to the Enterprise Solutions segment. The allocation of purchase price to acquired identifiable assets, including intangible assets, is preliminary due to the ongoing analysis to determine the fair value of acquired intangibles and the tax basis of acquired assets and liabilities. The goodwill relating to the Company’s other fiscal year 2016 acquisitions is not expected to be deductible for tax purposes and is allocated to the Enterprise Solutions segment.
Transaction costs for the Company’s fiscal year 2016 acquisitions, which are primarily included in “General and administrative” in the Company’s Condensed Consolidated Statements of Operations, were $17 million and $20 million for the three and six months ended September 30, 2015, respectively.
The pro forma effects of the Company’s fiscal year 2016 acquisitions on the Company’s revenues and results of operations during fiscal years 2016 and 2015 were considered immaterial.
The Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2015 included total revenue of $25 million and net loss of $13 million since the date of acquisition through September 30, 2015 for the Company’s fiscal year 2016 acquisitions of Rally and Xceedium. Revenues and results of operations since the date of acquisition for the Company’s other fiscal 2016 acquisitions were considered immaterial.
The Company had approximately $7 million and $27 million of accrued acquisition-related costs at September 30, 2015 and March 31, 2015, respectively, related to purchase price amounts withheld subject to indemnification protections.

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The income from discontinued operations relating to both ERwin and the sale of arcserve for the three and six months ended September 30, 2015 and 2014 consisted of the following:

	Three Months Ended September 30,
(in millions)	2015	2014
Subscription and maintenance	$5	$10
Software fees and other	2	5
Total revenue	$7	$15
Income from operations of discontinued components, net of tax expense of $2 million and $2 million, respectively	$2	$1
Gain on disposal of discontinued component, net of tax	—	20
Income from discontinued operations, net of tax	$2	$21

	Six Months Ended September 30,
(in millions)	2015	2014
Subscription and maintenance	$11	$31
Software fees and other	4	15
Total revenue	$15	$46
Income from operations of discontinued components, net of tax expense of $4 million and $6 million, respectively	$7	$6
Gain on disposal of discontinued component, net of tax	—	20
Income from discontinued operations, net of tax	$7	$26

NOTE D – SEVERANCE AND EXIT COSTS
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
Fiscal Year 2014 Rebalancing Plan: In fiscal year 2014, the Company’s Board of Directors approved and committed to a rebalancing plan (Fiscal 2014 Plan) to better align its business priorities. This included a termination of approximately 1,900 employees and global facility consolidations. Costs associated with the Fiscal 2014 Plan are presented in “Other expenses, net” in the Company’s Condensed Consolidated Statements of Operations. The total amount incurred under the Fiscal 2014 Plan was approximately $188 million. Severance and facility consolidation actions under the Fiscal 2014 Plan were substantially completed by the end of fiscal year 2014.
Accrued severance and exit costs and changes in the accruals during the six months ended September 30, 2015 and 2014 were as follows:

(in millions)	Accrued Balance at March 31, 2015	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at September 30, 2015
Severance charges	$28	$—	$(2)	$(21)	$—	$5
Facility exit charges	21	—	—	(3)	1	19
Total accrued liabilities	$49					$24

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Accrued Balance at March 31, 2014	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at September 30, 2014
Severance charges	$55	$21	$(1)	$(43)	$(2)	$30
Facility exit charges	29	—	—	(5)	(1)	23
Total accrued liabilities	$84					$53
The balance at September 30, 2015 includes a severance accrual of approximately $2 million for plans and actions prior to the Fiscal 2015 Severance Actions.
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

NOTE E – TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	September 30, 2015	March 31, 2015
	(in millions)
Accounts receivable – billed	$380	$591
Accounts receivable – unbilled	59	63
Other receivables	12	15
Less: Allowances	(12)	(17)
Trade accounts receivable, net	$439	$652

NOTE F – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at September 30, 2015 were as follows:

	At September 30, 2015
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$6,000	$4,865	$1,135	$474	$661
Internally developed software products	1,485	979	506	330	176
Other intangible assets	927	604	323	207	116
Total capitalized software and other intangible assets	$8,412	$6,448	$1,964	$1,011	$953

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

Based on the capitalized software and other intangible assets recorded through September 30, 2015, the projected annual amortization expense for fiscal year 2016 and the next four fiscal years is expected to be as follows:

	Year Ended March 31,
	2016	2017	2018	2019	2020
	(in millions)
Purchased software products	$144	$152	$149	$107	$88
Internally developed software products	110	79	37	10	1
Other intangible assets	44	16	8	7	6
Total	$298	$247	$194	$124	$95
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
Goodwill activity by segment for the six months ended September 30, 2015 was as follows:

(in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Balance at March 31, 2015	$4,178	$1,547	$81	$5,806
Acquisitions	—	316	—	316
Foreign currency translation adjustment	—	(2)	—	(2)
Balance at September 30, 2015	$4,178	$1,861	$81	$6,120

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – DEFERRED REVENUE
The current and noncurrent components of “Deferred revenue (billed or collected)” at September 30, 2015 and March 31, 2015 were as follows:

	September 30, 2015	March 31, 2015
	(in millions)
Current:
Subscription and maintenance	$1,727	$1,966
Professional services	106	115
Software fees and other	37	33
Total deferred revenue (billed or collected) – current	$1,870	$2,114
Noncurrent:
Subscription and maintenance	$620	$832
Professional services	24	28
Software fees and other	2	3
Total deferred revenue (billed or collected) – noncurrent	$646	$863
Total deferred revenue (billed or collected)	$2,516	$2,977

NOTE H – DEBT
Senior Notes: In August 2015, the Company issued $400 million of 3.600% Senior Notes due August 2020 (3.600% Notes) for proceeds of approximately $400 million, reflecting a discount of less than $1 million. The 3.600% Notes are senior unsecured obligations that rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated obligations and are redeemable by the Company at any time, subject to a “make-whole” premium of 30 basis points. Interest on the 3.600% Notes is payable semiannually in February and August, beginning February 2016. In the event of a change of control, each note holder will have the right to require the Company to repurchase all or any part of the holder’s 3.600% Notes in cash at a price equal to 101% of the principal amount of such 3.600% Notes plus accrued and unpaid interest, if any, to the date of repurchase. This is subject to the right of holders of record on the relevant interest payment date to receive interest due. The 3.600% Notes contain customary covenants and events of default. The maturity of the 3.600% Notes may be accelerated by holders upon certain events of default, including failure to make payments when due and failure to comply with covenants.
The Company capitalized transaction costs of approximately $3 million associated with the 3.600% Notes and will amortize these costs to “Interest expense, net” in the Company's Condensed Consolidated Statements of Operations.
Revolving Credit Facility: In April 2015, the Company amended its revolving credit facility to extend the termination date from June 2018 to June 2019. The maximum committed amount available under the revolving credit facility is $1 billion. The facility also provides the Company with an option to increase the available credit by an amount up to $500 million. This option is subject to certain conditions and the agreement of the facility lenders. The Company capitalized transaction costs of less than $1 million associated with the April 2015 amendment of the revolving credit facility. These fees are being amortized to “Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations.
In July 2015 and in connection with the acquisition of Rally, the Company borrowed $400 million under its revolving credit facility. The interest rate applicable to the Company at the time of borrowing under the revolving credit facility was approximately 1.19%. In August 2015, the Company repaid the $400 million borrowing under its revolving credit facility with proceeds received from the Company’s issuance of the 3.600% Notes described above. Interest expense in connection with the borrowing under the revolving credit facility was less than $1 million for the three and six months ended September 30, 2015.
At September 30, 2015 and March 31, 2015, there were no outstanding borrowings under the revolving credit facility.
For additional information concerning the Company’s debt obligations, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2015 Form 10-K.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – DERIVATIVES
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
Interest Rate Swaps: At September 30, 2015 and March 31, 2015, the Company had no interest rate swap derivatives outstanding.
Foreign Currency Contracts: The Company enters into foreign currency option and forward contracts to manage foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other expenses, net” in the Company’s Condensed Consolidated Statements of Operations.
At September 30, 2015, foreign currency contracts outstanding consisted of purchase and sale contracts with a total gross notional value of approximately $1,338 million and durations of less than six months. The net fair value of these contracts at September 30, 2015 was a net asset of approximately $7 million, of which approximately $19 million is included in “Other current assets” and approximately $12 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
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
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)	2015	2014	2015	2014
Interest expense, net – interest rate swaps designated as fair value hedges	$—	$(3)	$—	$(6)
Other expenses, net – foreign currency contracts	$(8)	$(17)	$3	$(12)
The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were either in a net asset position or under the established threshold at September 30, 2015 and March 31, 2015. The Company posted no collateral at September 30, 2015 or March 31, 2015. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at September 30, 2015 and March 31, 2015:

	At September 30, 2015			At March 31, 2015
	Fair Value Measurement Using Input Types		Estimated Fair Value	Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds (1)	$319	$—	$319	$749	$—	$749
Foreign exchange derivatives (2)	—	19	19	—	5	5
Total assets	$319	$19	$338	$749	$5	$754
Liabilities:
Foreign exchange derivatives (2)	$—	$12	$12	$—	$3	$3
Total liabilities	$—	$12	$12	$—	$3	$3

(1)	The Company’s investments in money market funds are classified as “Cash and cash equivalents” in its Condensed Consolidated Balance Sheets.

(2)	See Note I, “Derivatives” for additional information.
At September 30, 2015 and March 31, 2015, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses, and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.
The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that were not measured at fair value on a recurring basis at September 30, 2015 and March 31, 2015:

	At September 30, 2015		At March 31, 2015
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,657	$1,746	$1,263	$1,376
Facility exit reserve (2)	$19	$21	$21	$23

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facility exit reserve is determined using the Company’s incremental borrowing rate at September 30, 2015 and March 31, 2015. At September 30, 2015 and March 31, 2015, the facility exit reserve included approximately $4 million and $4 million, respectively, in “Accrued expenses and other current liabilities” and approximately $15 million and $17 million, respectively, in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets (Level 3).

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – COMMITMENTS AND CONTINGENCIES
The Company, various subsidiaries, and certain current and former officers have been or, from time to time, may be named as defendants in various lawsuits and claims arising in the normal course of business. The Company may also become involved with contract issues and disputes with customers, including government customers.
On March 24, 2014, the U.S. Department of Justice (DOJ) filed under seal in the United States District Court for the District of Columbia a complaint against the Company in partial intervention under the qui tam provisions of the civil False Claims Act (FCA). The underlying complaint was filed under seal by an individual plaintiff on August 24, 2009. On May 29, 2014, the case was unsealed. Both the DOJ and the individual plaintiff have filed amended complaints. The current complaints relate to government sales transactions under the Company’s General Services Administration (GSA) schedule contract, entered into in 2002 and extended until present through subsequent amendments. In sum and substance, the current complaints allege that the Company provided inaccurate commercial discounting information to the GSA during contract negotiations and that, as a result, the GSA’s contract discount was lower than it otherwise would have been. In addition, the complaints allege that the Company failed to apply the full negotiated discount in some instances and to pay sufficient rebates pursuant to the contract’s price reduction clause. In addition to FCA claims, the current complaints also assert common law causes of action. The DOJ complaint seeks an unspecified amount of damages, including treble damages and civil penalties. The complaint by the individual plaintiff alleges that the U.S. government has suffered damages in excess of $100 million and seeks an unspecified amount of damages, including treble damages and civil penalties. The Company filed motions to dismiss the current complaints. On March 31, 2015, the court issued decisions denying the Company's motion to dismiss the DOJ complaint, and granting in part and denying in part the Company's motion to dismiss the individual plaintiff's complaint. The discovery phase of the case is scheduled to conclude in April 2016. On October 30, 2014, the GSA Suspension and Debarment Division issued a Show Cause Letter to the Company in response to the complaints summarized above. In sum, the letter called on the Company to demonstrate why the U.S. government should continue to contract with the Company, given the litigation allegations made in these complaints. On December 19, 2014, the Company provided a detailed response to the Show Cause Letter. In July 2015, after the Company agreed to assume certain additional reporting requirements during the pendency of the litigation, the GSA Suspension and Debarment Division advised the Company that it had concluded its review and determined that the Company is a responsible contractor with which government agencies could continue to contract. The Company cannot predict the amount of damages likely to result from the litigation summarized above. Although the timing and ultimate outcome of this litigation cannot be determined, the Company believes that the material aspects of the liability theories set forth in the litigation complaints are unfounded. The Company also believes that it has meritorious defenses and intends to vigorously contest the lawsuit.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – STOCKHOLDERS’ EQUITY
Stock Repurchases: On May 14, 2014, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to acquire up to $1 billion of its common stock. During the six months ended September 30, 2015, the Company repurchased approximately 4 million shares of its common stock for approximately $115 million. At September 30, 2015, the Company remained authorized to purchase approximately $670 million of its common stock under its current stock repurchase program.
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheets at September 30, 2015 and March 31, 2015 were approximately $439 million and $418 million, respectively.
Cash Dividends: The Company’s Board of Directors declared the following dividends during the six months ended September 30, 2015 and 2014:
Six Months Ended September 30, 2015:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 5, 2015	$0.25	May 28, 2015	$110	June 16, 2015
August 6, 2015	$0.25	August 27, 2015	$110	September 15, 2015
Six Months Ended September 30, 2014:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 15, 2014	$0.25	May 29, 2014	$111	June 17, 2014
July 31, 2014	$0.25	August 21, 2014	$111	September 9, 2014

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE
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
The following table presents basic and diluted income from continuing operations per common share information for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Basic income from continuing operations per common share:
Income from continuing operations	$172	$235	$379	$447
Less: Income from continuing operations allocable to participating securities	(2)	(2)	(4)	(4)
Income from continuing operations allocable to common shares	$170	$233	$375	$443
Weighted average common shares outstanding	436	440	436	440
Basic income from continuing operations per common share	$0.39	$0.53	$0.86	$1.01

Diluted income from continuing operations per common share:
Income from continuing operations	$172	$235	$379	$447
Less: Income from continuing operations allocable to participating securities	(2)	(2)	(4)	(4)
Income from continuing operations allocable to common shares	$170	$233	$375	$443
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	436	440	436	440
Weighted average effect of share-based payment awards	1	1	1	1
Denominator in calculation of diluted income per share	437	441	437	441
Diluted income from continuing operations per common share	$0.39	$0.53	$0.86	$1.00
For the three months ended September 30, 2015 and 2014, respectively, approximately 2 million and 2 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 5 million and 5 million for the three months ended September 30, 2015 and 2014, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.
For the six months ended September 30, 2015 and 2014, respectively, approximately 2 million and 2 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 4 million and 4 million for the six months ended September 30, 2015 and 2014, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Costs of licensing and maintenance	$1	$1	$3	$2
Cost of professional services	1	1	2	2
Selling and marketing	8	8	16	15
General and administrative	9	7	16	13
Product development and enhancements	4	5	8	10
Share-based compensation expense before tax	$23	$22	$45	$42
Income tax benefit	(7)	(7)	(14)	(13)
Net share-based compensation expense	$16	$15	$31	$29
The following table summarizes information about unrecognized share-based compensation costs at September 30, 2015:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$7	2.0
Restricted stock units	24	2.2
Restricted stock awards	80	2.2
Performance share units	28	2.6
Total unrecognized share-based compensation costs	$139	2.3
There were no capitalized share-based compensation costs for the three and six months ended September 30, 2015 and 2014.
The value of performance share units (PSUs) is determined using the closing price of the Company’s common stock on the last trading day of the quarter until the awards are granted. Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods for the PSUs, the applicable number of shares of common stock, restricted stock awards (RSAs) or restricted stock units (RSUs) granted may vary based upon the level of achievement of the performance targets and the approval of the Company’s Compensation and Human Resources Committee (which may reduce any award for any reason in its discretion).

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2015 and 2014, the Company issued stock options for approximately 0.9 million shares and 0.6 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

	Six Months Ended September 30,
	2015	2014
Weighted average fair value	$4.68	$5.87
Dividend yield	3.37%	3.29%
Expected volatility factor (1)	23%	29%
Risk-free interest rate (2)	1.9%	2.1%
Expected life (in years) (3)	6.0	6.0

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes all of the RSAs and RSUs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Six Months Ended September 30,
	2015	2014		2015	2014
	(shares in millions)
RSAs:
Shares	0.1	0.1		2.8	3.0
Weighted average grant date fair value (1)	$29.86	$28.29		$30.64	$28.95
RSUs:
Shares	0.1	—	(3)	0.9	0.8
Weighted average grant date fair value (2)	$27.72	$26.33		$28.72	$26.91

(1)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.

(2)
The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

(3)	Less than 0.1 million.
Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the offer period. The ESPP is non-compensatory. For the six-month offer period ended June 30, 2015, the Company issued approximately 0.1 million shares under the ESPP at $27.83 per share. As of September 30, 2015, approximately 29.3 million shares are available for future issuances under the ESPP.

NOTE O – INCOME TAXES
Income tax expense for the three and six months ended September 30, 2015 was approximately $75 million and $163 million, respectively, compared with income tax expense for the three and six months ended September 30, 2014 of approximately $73 million and $160 million, respectively. For the three and six months ended September 30, 2014, the Company recognized a discrete tax benefit of approximately $19 million resulting from the resolutions of uncertain tax positions upon the completion of the examination of the Company's U.S. federal income tax returns for the tax years ended March 31, 2012 and 2011.
The Company’s estimated annual effective tax rate, which excludes the impact of discrete items, for the six months ended September 30, 2015 and 2014 was 29.6% and 29.2%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal year 2016, which are not considered in the Company’s estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company’s consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal year 2016 and the Company is anticipating a fiscal year 2016 effective tax rate between 28% and 29%.

NOTE P – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
For the six months ended September 30, 2015 and 2014, interest payments, net were approximately $32 million and $40 million, respectively, and income taxes paid, net from continuing operations were approximately $131 million and $181 million, respectively. For the six months ended September 30, 2015 and 2014, the excess tax benefits from share-based incentive awards included in financing activities from continuing operations were approximately $3 million and $3 million, respectively.
Non-cash financing activities for the six months ended September 30, 2015 and 2014 consisted of treasury common shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $41 million (net of approximately $27 million of income taxes withheld) and $42 million (net of approximately $27 million of income taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $24 million and $26 million, respectively. Non-cash financing activities for the six months ended September 30, 2015 and 2014 included approximately $2 million and $3 million, respectively, in treasury common shares issued in connection with the Company’s Employee Stock Purchase Plan.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The activity under this notional pooling arrangement for the six months ended September 30, 2015 and 2014 was as follows:

	Six Months Ended September 30,
	2015	2014
	(in millions)
Total borrowings outstanding at beginning of period (1)	$138	$139
Borrowings	2,494	2,703
Repayments	(2,497)	(2,647)
Foreign exchange effect	4	(56)
Total borrowings outstanding at end of period (1)	$139	$139

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

NOTE Q – SEGMENT INFORMATION
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
Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; certain foreign exchange derivative hedging gains and losses; charges relating to rebalancing initiatives that are large enough to require approval from the Company’s Board of Directors (i.e., costs associated with the Company’s Fiscal 2014 Plan); and other miscellaneous costs. The Company considers all costs of internally developed software as segment expense in the period the costs are incurred and as a result, the Company excludes amortization of internally developed software costs previously capitalized from segment expenses. A measure of segment assets is not currently provided to the Company’s Chief Executive Officer and has therefore not been disclosed.
The Company’s segment information for the three and six months ended September 30, 2015 and 2014 was as follows:

Three Months Ended September 30, 2015	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$554	$368	$83	$1,005
Expenses	212	357	79	648
Segment profit	$342	$11	$4	$357
Segment operating margin	62%	3%	5%	36%
Depreciation	$9	$6	$—	$15

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended September 30, 2015:

(in millions)
Segment profit	$357
Less:
Purchased software amortization	39
Other intangibles amortization	14
Internally developed software products amortization	28
Share-based compensation expense	23
Other gains, net (1)	(6)
Interest expense, net	12
Income from continuing operations before income taxes	$247

(1)	Other gains, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Six Months Ended September 30, 2015	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,114	$706	$162	$1,982
Expenses	423	647	150	1,220
Segment profit	$691	$59	$12	$762
Segment operating margin	62%	8%	7%	38%
Depreciation	$18	$13	$—	$31
Reconciliation of segment profit to income from continuing operations before income taxes for the six months ended September 30, 2015:

(in millions)
Segment profit	$762
Less:
Purchased software amortization	67
Other intangibles amortization	25
Internally developed software products amortization	60
Share-based compensation expense	45
Other expenses, net (1)	2
Interest expense, net	21
Income from continuing operations before income taxes	$542

(1)	Other expenses, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2014	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$610	$378	$91	$1,079
Expenses	234	327	89	650
Segment profit	$376	$51	$2	$429
Segment operating margin	62%	13%	2%	40%
Depreciation	$11	$7	$—	$18
Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended September 30, 2014:

(in millions)
Segment profit	$429
Less:
Purchased software amortization	31
Other intangibles amortization	16
Internally developed software products amortization	44
Share-based compensation expense	22
Other gains, net (1)	(4)
Interest expense, net	12
Income from continuing operations before income taxes	$308

(1)	Other gains, net consists of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Six Months Ended September 30, 2014	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,224	$746	$178	$2,148
Expenses	469	652	171	1,292
Segment profit	$755	$94	$7	$856
Segment operating margin	62%	13%	4%	40%
Depreciation	$23	$14	$—	$37
Reconciliation of segment profit to income from continuing operations before income taxes for the six months ended September 30, 2014:

(in millions)
Segment profit	$856
Less:
Purchased software amortization	59
Other intangibles amortization	31
Internally developed software products amortization	83
Share-based compensation expense	42
Other expenses, net (1)	8
Interest expense, net	26
Income from continuing operations before income taxes	$607

(1)	Other expenses, net consists of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
United States	$645	$656	$1,264	$1,299
EMEA (1)	228	259	449	518
Other	132	164	269	331
Total revenue	$1,005	$1,079	$1,982	$2,148

(1)	Consists of Europe, the Middle East and Africa.

NOTE R – SUBSEQUENT EVENTS
On October 20, 2015, the Company entered into a Term Loan Agreement with Bank of America, N.A. (the “Term Loan Agreement”). The Term Loan Agreement provides for a $300 million term loan (the “Term Loan”) with a maturity date of April 20, 2022. The Term Loan Agreement will require quarterly principal and interest payments. The Term Loan will bear interest at a rate dependent on the Company’s credit ratings applicable from time to time and, at the Company’s option, will be calculated according to a base rate or a Eurodollar rate, plus an applicable margin. The Company may, at any time on or after October 20, 2016, prepay the outstanding principal amount of the Term Loan in whole or in part without premium or penalty. The Term Loan Agreement provides that the Company may use the proceeds of the Term Loan for general corporate purposes of the Company and its subsidiaries, which may include, but is not limited to, share repurchases, acquisitions and the refinancing of existing indebtedness. The Term Loan Agreement also contains covenants consistent with the Company’s revolving credit facility.

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
Repurchases under the Company’s stock repurchase program may be made from time to time, subject to market conditions and other factors, in the open market, through solicited or unsolicited privately negotiated transactions or otherwise. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion.
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
We continue to onboard and integrate new talent, tools and processes to create a contemporary demand capability to support sales. Going forward, we will focus on further enhancing our connection with new and existing customers, contributing directly to business growth and expanding our customer base globally.

EXECUTIVE SUMMARY
A summary of key results for the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 is as follows:
Revenue

•	Total revenue declined $74 million primarily as a result of an unfavorable foreign exchange effect of $67 million and, to a lesser extent, a decrease in subscription and maintenance revenue.

•
Although total new product sales were up for the quarter, there was a decrease in the percentage of enterprise solutions product sales recognized on an up-front basis, which resulted in insufficient revenue from new sales to offset the decline in revenue contribution from renewals. Due to these factors, as well as decrease in the percentage of enterprise solutions product sales recognized on an up-front basis in the first quarter of fiscal 2016, and an expected unfavorable foreign exchange effect, we expect a year-over-year decrease in total revenue for fiscal 2016 compared with fiscal 2015. Excluding the expected unfavorable foreign exchange effect: we currently expect fiscal 2016 revenue to be slightly down or consistent as compared with fiscal 2015; and if the percentage of enterprise solutions new product sales recognized on an up-front basis continues to be lower than historical levels, we believe it is more likely that our fiscal 2016 revenue would be slightly down compared with fiscal 2015.

Bookings

•
Total bookings increased 85% primarily due to a renewal with a large system integrator in excess of $500 million for a term greater than five years that occurred during the second quarter of fiscal 2016 and, to a lesser extent, an increase in total new product sales and Mainframe Solutions renewals.

•	Primarily due to the aforementioned renewal with a large system integrator:

◦	Total renewals more than doubled;

◦	Total new product sales increased by a percentage in the low forties;

◦	Mainframe Solutions new product sales more than doubled; and

◦	Enterprise Solutions new product sales increased by approximately twenty percent.

•	Excluding the aforementioned renewal with a large system integrator:

◦	Total renewals increased by a percentage in the high single digits;

◦	Total new product sales increased by a percentage in the high teens; and

◦	Enterprise Solutions new product sales increased by a percentage in the high single digits.

•
We currently expect our fiscal 2016 renewal portfolio to increase by approximately 20% compared with fiscal 2015. Excluding a large system integrator renewal in the second quarter of fiscal 2016, we expect our fiscal 2016 renewal portfolio to decrease by a percentage in the low single digits.

Expenses

•
Operating expenses decreased primarily as a result of a favorable foreign exchange effect and a decrease in personnel-related costs, partially offset by costs from our second quarter fiscal 2016 acquisitions of Rally and Xceedium.

Income taxes

•	Income tax expense was generally consistent with the year-ago period and we anticipate a fiscal 2016 effective tax rate between 28% and 29%.

Diluted income per common share from continuing operations

•
Diluted income per common share from continuing operations decreased to $0.39 from $0.53 primarily due to the decrease in revenue from an unfavorable foreign exchange effect and an increase in expenses from of our second quarter fiscal 2016 acquisitions of Rally and Xceedium.

Segment results

•
Mainframe Solutions revenue decreased primarily due to an unfavorable foreign exchange effect and, to a lesser extent, insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin was generally consistent compared with the year-ago period.

•
Enterprise Solutions revenue decreased due to an unfavorable foreign exchange effect. Excluding the unfavorable effect of foreign exchange, Enterprise Solutions revenue increased as a result of additional revenue associated with our second quarter fiscal 2016 acquisitions of Rally and Xceedium. Enterprise Solutions operating margin decreased primarily due to an increase in expenses as a result of our second quarter fiscal 2016 acquisitions of Rally and Xceedium.

•
Services revenue decreased primarily due to an unfavorable foreign exchange effect and, to a lesser extent, a decline in fiscal 2015 professional services engagements. Operating margin for professional services increased primarily due to a decrease in personnel-related costs as a result of our prior period severance actions.

Cash flows from continuing operations

•
Net cash provided by operating activities from continuing operations was $43 million, representing a decrease of $23 million. Net cash provided by operating activities decreased compared with the year-ago period due to a decrease in cash collections of $124 million, primarily as a result of lower single installment collections and an unfavorable effect of foreign exchange, partially offset by a decrease in vendor disbursements and payroll of $40 million, which is due to a favorable foreign exchange effect, a decrease in income tax payments, net of $37 million and a decrease of other disbursements, net of $24 million.

QUARTERLY UPDATE

•	In July 2015, the Company completed the acquisition of Rally Software Development Corp. (Rally), a leading provider of Agile development software and services.

•
In July 2015, the Company appointed Ayman Sayed as its Chief Product Officer. Working in partnership with Otto Berkes, the Company’s Chief Technology Officer, Mr. Sayed will be responsible for building a differentiated product portfolio targeted at customers’ most difficult business problems.

•	In August 2015, the Company issued $400 million of 3.600% Senior Notes due August 2020 (3.600% Notes) for proceeds of approximately $400 million.

•
In August 2015, the Company completed the acquisition of Xceedium, Inc. (Xceedium), a privately held provider of privileged identity management solutions that protect on-premise, cloud and hybrid IT environments.

PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Second Quarter Comparison Fiscal
	2016 (1)	2015 (1)	Dollar Change	Percentage Change
	(dollars in millions)
Total revenue	$1,005	$1,079	$(74)	(7)%
Income from continuing operations	$172	$235	$(63)	(27)%
Net cash provided by operating activities - continuing operations	$43	$66	$(23)	(35)%
Total bookings	$1,383	$749	$634	85%
Subscription and maintenance bookings	$1,192	$571	$621	109%
Weighted average subscription and maintenance license agreement duration in years	4.46	3.10	1.36	44%

(1)	Information presented excludes the results of our discontinued operations.

	First Half Comparison Fiscal
	2016 (1)	2015 (1)	Dollar Change	Percentage Change
	(dollars in millions)
Total revenue	$1,982	$2,148	$(166)	(8)%
Income from continuing operations	$379	$447	$(68)	(15)%
Net cash provided by operating activities - continuing operations	$231	$232	$(1)	—%
Total bookings	$2,045	$1,473	$572	39%
Subscription and maintenance bookings	$1,717	$1,174	$543	46%
Weighted average subscription and maintenance license agreement duration in years	4.01	3.22	0.79	25%

(1)	Information presented excludes the results of our discontinued operations.

	September 30, 2015	March 31, 2015	Change From Year End	September 30, 2014	Change From Prior Year Quarter
	(in millions)
Cash and cash equivalents	$2,458	$2,804	$(346)	$3,193	$(735)
Total debt	$1,657	$1,263	$394	$1,763	$(106)
Total expected future cash collections from committed contracts (1) (2)	$4,537	$4,205	$332	$4,586	$(49)
Total revenue backlog (1) (2)	$6,614	$6,530	$84	$6,811	$(197)
Total current revenue backlog (1) (2)	$3,006	$3,141	$(135)	$3,230	$(224)

(1)	Information presented excludes the results of our discontinued operations.

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

RESULTS OF OPERATIONS
The following tables present revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the second quarter and first half of fiscal 2016 and fiscal 2015 and the period-over-period dollar and percentage changes for those line items. These comparisons of past results are not necessarily indicative of future results.

	Second Quarter Comparison Fiscal 2016 Versus Fiscal 2015
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2016 (1)	2015 (1)	2016 / 2015	2016 / 2015	2016	2015
	(dollars in millions)
Revenue:
Subscription and maintenance	$832	$908	$(76)	(8)%	83%	84%
Professional services	83	91	(8)	(9)	8	9
Software fees and other	90	80	10	13	9	7
Total revenue	$1,005	$1,079	$(74)	(7)%	100%	100%
Expenses:
Costs of licensing and maintenance	$70	$71	$(1)	(1)%	7%	7%
Cost of professional services	78	88	(10)	(11)	8	8
Amortization of capitalized software costs	67	75	(8)	(11)	7	7
Selling and marketing	248	253	(5)	(2)	25	23
General and administrative	99	87	12	14	10	8
Product development and enhancements	151	150	1	1	15	14
Depreciation and amortization of other intangible assets	29	34	(5)	(15)	3	3
Other expenses, net	4	1	3	300	—	—
Total expenses before interest and income taxes	$746	$759	$(13)	(2)%	74%	70%
Income from continuing operations before interest and income taxes	$259	$320	$(61)	(19)%	26%	30%
Interest expense, net	12	12	—	—	1	1
Income from continuing operations before income taxes	$247	$308	$(61)	(20)%	25%	29%
Income tax expense	75	73	2	3	7	7
Income from continuing operations	$172	$235	$(63)	(27)%	17%	22%

(1)	Information presented excludes the results of our discontinued operations.
Note: Amounts may not add to their respective totals due to rounding.

	First Half Comparison Fiscal 2016 Versus Fiscal 2015
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2016 (1)	2015 (1)	2016 / 2015	2016 / 2015	2016	2015
	(dollars in millions)
Revenue:
Subscription and maintenance	$1,668	$1,817	$(149)	(8)%	84%	85%
Professional services	162	178	(16)	(9)	8	8
Software fees and other	152	153	(1)	(1)	8	7
Total revenue	$1,982	$2,148	$(166)	(8)%	100%	100%
Expenses:
Costs of licensing and maintenance	$136	$143	$(7)	(5)%	7%	7%
Cost of professional services	149	169	(20)	(12)	8	8
Amortization of capitalized software costs	127	142	(15)	(11)	6	7
Selling and marketing	474	499	(25)	(5)	24	23
General and administrative	189	179	10	6	10	8
Product development and enhancements	287	300	(13)	(4)	14	14
Depreciation and amortization of other intangible assets	56	68	(12)	(18)	3	3
Other expenses, net	1	15	(14)	(93)	—	1
Total expenses before interest and income taxes	$1,419	$1,515	$(96)	(6)%	72%	71%
Income from continuing operations before interest and income taxes	$563	$633	$(70)	(11)%	28%	29%
Interest expense, net	21	26	(5)	(19)	1	1
Income from continuing operations before income taxes	$542	$607	$(65)	(11)%	27%	28%
Income tax expense	163	160	3	2	8	7
Income from continuing operations	$379	$447	$(68)	(15)%	19%	21%

(1)	Information presented excludes the results of our discontinued operations.
Note: Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
Total revenue in the second quarter and first half of fiscal 2016 decreased compared with the second quarter and first half of fiscal 2015 primarily as a result of an unfavorable foreign exchange effect of $67 million and $132 million during the second quarter and first half of fiscal 2016, respectively, and, to a lesser extent, a decrease in subscription and maintenance revenue as described below. The decreases were partially offset by an increase in revenue of $25 million associated with our fiscal 2016 acquisition of Rally and Xceedium (“our second quarter fiscal 2016 acquisitions”), primarily reflected within Software Fees and Other revenue.
Although total new product sales were up for the quarter, there was a decrease in the percentage of enterprise solutions product sales recognized on an up-front basis, which resulted in insufficient revenue from new sales to offset the decline in revenue contribution from renewals. Due to these factors, as well as decrease in the percentage of enterprise solutions product sales recognized on an up-front basis in the first quarter of fiscal 2016, and an expected unfavorable foreign exchange effect, we expect a year-over-year decrease in total revenue for fiscal 2016 compared with fiscal 2015. Excluding the expected unfavorable foreign exchange effect: we currently expect fiscal 2016 revenue to be slightly down or consistent as compared with fiscal 2015; and if the percentage of enterprise solutions new product sales recognized on an up-front basis continues to be lower than historical levels, we believe it is more likely that our fiscal 2016 revenue would be slightly down compared with fiscal 2015. We anticipate a stronger fourth quarter fiscal 2016 year-over-year revenue performance when compared to our third quarter fiscal 2016 year-over-year revenue performance.

Subscription and Maintenance
Subscription and maintenance revenue for the second quarter and first half of fiscal 2016 decreased compared with the second quarter and first half of fiscal 2015, respectively, primarily due to an unfavorable foreign exchange effect of $58 million and $115 million for the second quarter and first half of fiscal 2016, respectively, and, to a lesser extent, a decrease in Mainframe Solutions revenue (see “Performance of Segments” below).
Professional Services
Professional services revenue primarily includes product implementation, consulting, customer education and customer training. Professional services revenue for the second quarter and first half of fiscal 2016 decreased compared with the second quarter and first half of fiscal 2015, respectively. This decrease was primarily due to an unfavorable foreign exchange effect of $5 million and $10 million for the second quarter and first half of fiscal 2016, respectively, and, to a lesser extent, a decline in fiscal 2015 professional services engagements. For the second quarter and first half of fiscal 2016, these unfavorable effects were partially offset by an increase in revenue of $5 million from our second quarter fiscal 2016 acquisitions. For the long term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements.
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
Software fees and other revenue for the second quarter of fiscal 2016 increased compared with the second quarter of fiscal 2015 primarily due to an increase of $18 million from revenue associated with our second quarter fiscal 2016 acquisitions, mainly due to SaaS revenue from Rally. This increase was partially offset by an unfavorable foreign exchange effect of $4 million for the second quarter of fiscal 2016 and a decrease in the percentage of enterprise solutions product sales recognized on an up-front basis.
Software fees and other revenue for the first half of fiscal 2016 decreased slightly compared with the first half of fiscal 2015 primarily due to an unfavorable foreign exchange effect of $7 million for the first half of fiscal 2016 and a decrease in the percentage of enterprise solutions product sales recognized on an up-front basis. This decrease was partially offset by an increase of $18 million from revenue associated with our second quarter fiscal 2016 acquisitions, as mentioned above.
Total Revenue by Geography
The following tables present the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the second quarter and first half of fiscal 2016 and the second quarter and first half of fiscal 2015.

	Second Quarter Comparison Fiscal 2016 Versus Fiscal 2015
	2016 (1)	Percentage of Total Revenue	2015 (1)	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$645	64%	$656	61%	$(11)	(2)%
International	360	36	423	39	(63)	(15)
Total Revenue	$1,005	100%	$1,079	100%	$(74)	(7)%

(1)	Information presented excludes the results of our discontinued operations.

	First Half Comparison Fiscal 2016 Versus Fiscal 2015
	2016 (1)	Percentage of Total Revenue	2015 (1)	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$1,264	64%	$1,299	60%	$(35)	(3)%
International	718	36	849	40	(131)	(15)
Total Revenue	$1,982	100%	$2,148	100%	$(166)	(8)%

(1)	Information presented excludes the results of our discontinued operations.

Revenue in the United States for the second quarter of fiscal 2016 decreased compared with the second quarter of fiscal 2015 primarily due to a decrease in subscription and maintenance revenue, partially offset by revenue from our second quarter fiscal 2016 acquisitions. International revenue decreased for the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 due to an unfavorable foreign exchange effect of $67 million during the second quarter of fiscal 2016.
Revenue in the United States for the first half of fiscal 2016 decreased compared with the first half of fiscal 2015 primarily due to a decrease in subscription and maintenance revenue, partially offset by revenue from our second quarter fiscal 2016 acquisitions. International revenue decreased for the first half of fiscal 2016 compared with the first half of fiscal 2015 due to an unfavorable foreign exchange effect of $132 million during the first half of fiscal 2016.
Product price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.
Expenses
Operating Expenses
Operating expenses for the second quarter of fiscal 2016 decreased compared with the second quarter of fiscal 2015 primarily as a result of a favorable foreign exchange effect of $31 million and a decrease in personnel-related costs of $20 million, partially offset by costs of $55 million from our second quarter fiscal 2016 acquisitions. Our second quarter fiscal 2016 acquisitions costs predominately affected our Enterprise Solutions segment. In addition, during the second quarter of fiscal 2015, amortization expenses included an impairment charge of $13 million.
Operating expenses for the first half of fiscal 2016 decreased compared with the first half of fiscal 2015 primarily as a result of a favorable foreign exchange effect of $60 million and decrease in personnel-related costs of $33 million and changes within “Other expenses, net” as described below. These amounts were partially offset by costs of $58 million from our second quarter fiscal 2016 acquisitions. Our second quarter fiscal 2016 acquisitions costs predominately affected our Enterprise Solutions segment. In addition, during the first half of fiscal 2015, amortization expenses included an impairment charge of $13 million.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, SaaS hosting, and other manufacturing and distribution costs. Costs of licensing and maintenance in the second quarter of fiscal 2016 was generally consistent compared with the second quarter of fiscal 2015. Costs of licensing and maintenance in the first half of fiscal 2016 decreased compared with the first half of fiscal 2015 primarily due to a decrease in personnel-related costs.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the second quarter and first half of fiscal 2016 decreased compared with the second quarter and first half of fiscal 2015 primarily due to a decrease in personnel-related costs as a result of our prior period severance actions, partially offset by an increase in expenses of $5 million in the second quarter and first half of fiscal 2016, respectively, from our second quarter fiscal 2016 acquisitions.
Operating margin for professional services increased to 6% for the second quarter of fiscal 2016 compared with 3% for the second quarter of fiscal 2015. Operating margin for professional services increased to 8% for the first half of fiscal 2016 compared with 5% for the first half of fiscal 2015. The increase in operating margin for professional services was primarily attributable to the decrease in personnel-related costs as mentioned above.
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
Amortization of capitalized software costs for the second quarter and first half of fiscal 2016 decreased compared with the second quarter and first half of fiscal 2015 as a result of a decrease in amortization expense from capitalized software costs that became fully amortized in recent periods, partially offset by amortization of capitalized software costs related to our second quarter fiscal 2016 acquisitions. In addition, during the second quarter of fiscal 2015, amortization expenses included an impairment charge of $13 million. As disclosed in our 2015 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations, due to our Agile development methodologies, we no longer capitalize any significant amounts of internally developed software costs.

Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. For the second quarter of fiscal 2016, the decrease in selling and marketing expenses compared with the second quarter of fiscal 2015 was primarily attributable to a favorable foreign exchange effect of $14 million and a decrease in personnel-related costs of $8 million as a result of a lower headcount, partially offset by costs of $16 million from our second quarter fiscal 2016 acquisitions.
For the first half of fiscal 2016, the decrease in selling and marketing expenses compared with the first half of fiscal 2015 was primarily attributable to a favorable foreign exchange effect of $27 million and a decrease in personnel-related costs of $16 million as a result of a lower headcount, partially offset by costs of $16 million from our second quarter fiscal 2016 acquisitions.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. General and administrative expenses increased for the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 primarily due to $20 million of costs associated with our second quarter fiscal 2016 acquisitions, partially offset by a favorable foreign exchange effect. General and administrative expenses increased for the first half of fiscal 2016 compared with the first half of fiscal 2015 primarily due to $22 million of costs associated with our second quarter fiscal 2016 acquisitions, partially offset by a favorable foreign exchange effect of $12 million.
Product Development and Enhancements
For the second quarter of fiscal 2016 and fiscal 2015, product development and enhancements expense represented 15% and 14%, respectively, of total revenue. For the second quarter of fiscal 2016, product development and enhancements expense was generally consistent with the second quarter of fiscal 2015 as a result of an increase in costs of $10 million from our second quarter fiscal 2016 acquisitions, offset by a decrease in personnel-related costs as a result of a lower headcount.
For the first half of fiscal 2016 and fiscal 2015, product development and enhancements expense represented 14% of total revenue. The decrease in product development and enhancements expense was primarily attributable to the decrease in personnel-related costs as a result of a lower headcount, partially offset by an increase in costs of $11 million from our second quarter fiscal 2016 acquisitions.
Depreciation and Amortization of Other Intangible Assets
For the second quarter and first half of fiscal 2016, depreciation and amortization expense decreased compared with the second quarter and first half of fiscal 2015, respectively, primarily due to a decrease in property and equipment depreciation expense and, to a lesser extent, a decrease in amortization expense associated with other intangible assets that became fully amortized in recent periods.
Other Expenses, Net
The summary of other expenses, net was as follows:

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015
	(dollars in millions)
Fiscal 2014 Plan	$—	$12
Legal settlements	2	2
Losses (gains) from foreign exchange derivative contracts	(8)	(17)
Losses from foreign exchange rate fluctuations	8	5
Other miscellaneous items	2	(1)
Total	$4	$1

	First Half Fiscal 2016	First Half Fiscal 2015
	(dollars in millions)
Fiscal 2014 Plan	$—	$21
Legal settlements	(15)	2
Losses (gains) from foreign exchange derivative contracts	3	(12)
Losses from foreign exchange rate fluctuations	12	5
Other miscellaneous items	1	(1)
Total	$1	$15
During the first half of fiscal 2016, we recognized a gain from various favorable adjustments associated with our legal accruals and a legal settlement.
Interest Expense, Net
Interest expense, net for the second quarter of fiscal 2016 was generally consistent compared with the second quarter of fiscal 2015, as a result of the repayment of our 6.125% Senior Notes Due December 2014 during the third quarter of fiscal 2015, offset primarily by the issuance of our August 2015 3.600% Senior Notes Due August 2020 during the second quarter of fiscal 2016. Interest expense, net for the first half of fiscal 2016 decreased compared with the first half of fiscal 2015 primarily due to the repayment of our 6.125% Senior Notes Due December 2014 during the third quarter of fiscal 2015.
Income Taxes
Income tax expense for the second quarter and first half of fiscal 2016 was $75 million and $163 million, respectively, compared with income tax expense for the second quarter and first half of fiscal 2015 of $73 million and $160 million, respectively. For the second quarter and first half of fiscal 2015, we recognized a discrete tax benefit of $19 million resulting from the resolutions of uncertain tax positions upon the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2012 and 2011.
Our estimated annual effective tax rate, which excludes the impact of discrete items, for the first half of fiscal 2016 and fiscal 2015 was 29.6% and 29.2%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal 2016, which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal 2016 and we are anticipating a fiscal 2016 effective tax rate between 28% and 29%.
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
Refer to Note C, “Divestitures,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
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

Segment financial information for the second quarter and first half of fiscal 2016 and fiscal 2015 was as follows:

Mainframe Solutions	Second Quarter Fiscal 2016 (1)	Second Quarter Fiscal 2015 (1)
	(dollars in millions)
Revenue	$554	$610
Expenses	212	234
Segment profit	$342	$376
Segment operating margin	62%	62%

(1)	Information presented excludes the results of our discontinued operations.

Mainframe Solutions	First Half Fiscal 2016 (1)	First Half Fiscal 2015 (1)
	(dollars in millions)
Revenue	$1,114	$1,224
Expenses	423	469
Segment profit	$691	$755
Segment operating margin	62%	62%

(1)	Information presented excludes the results of our discontinued operations.
Mainframe Solutions revenue for the second quarter of fiscal 2016 decreased compared with the year-ago period primarily due to an unfavorable foreign exchange effect of $40 million and, to a lesser extent, insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin for the second quarter of fiscal 2016 was consistent compared with the year-ago period.
Mainframe Solutions revenue for the first half of fiscal 2016 decreased compared with the year-ago period primarily due to an unfavorable foreign exchange effect of $79 million and, to a lesser extent, insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin for the first half of fiscal 2016 was consistent compared with the year-ago period.

Enterprise Solutions	Second Quarter Fiscal 2016 (1)	Second Quarter Fiscal 2015 (1)
	(dollars in millions)
Revenue	$368	$378
Expenses	357	327
Segment profit	$11	$51
Segment operating margin	3%	13%

(1)	Information presented excludes the results of our discontinued operations.

Enterprise Solutions	First Half Fiscal 2016 (1)	First Half Fiscal 2015 (1)
	(dollars in millions)
Revenue	$706	$746
Expenses	647	652
Segment profit	$59	$94
Segment operating margin	8%	13%

(1)	Information presented excludes the results of our discontinued operations.
Enterprise Solutions revenue for the second quarter of fiscal 2016 decreased compared with the year-ago period due to an unfavorable foreign exchange effect of $22 million. Excluding the unfavorable effect of foreign exchange, Enterprise Solutions revenue increased as a result of additional revenue associated with our second quarter fiscal 2016 acquisitions. Enterprise Solutions operating margin for the second quarter of fiscal 2016 decreased compared with the year-ago period primarily due to an increase in expenses as a result of our second quarter fiscal 2016 acquisitions.

Enterprise Solutions revenue for the first half of fiscal 2016 decreased compared with the year-ago period due to an unfavorable foreign exchange effect of $43 million. Enterprise Solutions operating margin for the first half of fiscal 2016 decreased compared with the year-ago period primarily due to an increase in expenses as a result of our second quarter fiscal 2016 acquisitions.

Services	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015
	(dollars in millions)
Revenue	$83	$91
Expenses	79	89
Segment profit	$4	$2
Segment operating margin	5%	2%

Services	First Half Fiscal 2016	First Half Fiscal 2015
	(dollars in millions)
Revenue	$162	$178
Expenses	150	171
Segment profit	$12	$7
Segment operating margin	7%	4%
Services revenue for the second quarter of fiscal 2016 decreased compared with the year-ago period primarily due to an unfavorable foreign exchange effect of $5 million and, to a lesser extent, a decline in fiscal 2015 professional services engagements. Operating margin for Services increased to 5% for the second quarter of fiscal 2016 compared with 2% for the second quarter of fiscal 2015 primarily due to a decrease in personnel-related costs as a result of our prior period severance actions.
Services revenue for the first half of fiscal 2016 decreased compared with the year-ago period primarily due to an unfavorable foreign exchange effect of $10 million and, to a lesser extent, a decline in fiscal 2015 professional services engagements. Operating margin for Services increased to 7% for the first half of fiscal 2016 compared with 4% for the first half of fiscal 2015 primarily due to a decrease in personnel-related costs as a result of our prior period severance actions.
Refer to Note Q, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Bookings - Second Quarter Fiscal 2016 Compared with the Second Quarter of Fiscal 2015
Total Bookings: For the second quarter of fiscal 2016 and fiscal 2015, total bookings were $1,383 million and $749 million, respectively. The increase in total bookings was primarily due to a renewal with a large system integrator in excess of $500 million for a term greater than five years that occurred during the second quarter of fiscal 2016 and, to a lesser extent, an increase in total new product sales and Mainframe Solutions renewals.
Subscription and Maintenance Bookings: For the second quarter fiscal 2016 and fiscal 2015, subscription and maintenance bookings were $1,192 million and $571 million, respectively. The increase in subscription and maintenance bookings was primarily attributable to the aforementioned renewal with a large system integrator and, to a lesser extent, an increase in Mainframe Solutions renewals.

•	Renewal Bookings:
Including the Large System Integrator: For the second quarter of fiscal 2016, renewal bookings more than doubled compared with the second quarter of fiscal 2015, primarily due to the aforementioned renewal with a large system integrator and an increase in Mainframe Solutions renewals. Excluding the unfavorable effect of foreign exchange, renewal bookings for the second quarter of fiscal 2016 more than doubled compared with the second quarter of fiscal 2015.
Excluding the Large System Integrator: Excluding the large system integrator renewal, renewal bookings for the second quarter of fiscal 2016 increased in a percentage in the high single digits compared with the second quarter of fiscal 2015. Excluding the unfavorable effect of foreign exchange and the large system integrator renewal, renewal bookings for the second quarter of fiscal 2016 increased by a percentage in the low teens compared with the second quarter of fiscal 2015. This increase was primarily due to a higher dollar value of contract renewals in the second quarter of fiscal 2016 compared with fiscal 2015, as detailed below within “License Agreements over $10 million.”

Renewal Yield: For the second quarter of fiscal 2016, our percentage renewal yield was in the high-90 percentage range. Excluding the aforementioned renewal with a large system integrator, our percentage renewal yield was in the low-90 percentage range.
Full Year 2016 Outlook: As a result of the terms of the aforementioned large system integrator renewal, we now expect our fiscal 2016 renewal portfolio to increase by approximately 20% compared with fiscal 2015. Excluding the aforementioned large system integrator renewal, we currently expect our fiscal 2016 renewal portfolio to decrease by a percentage in the low single digits. Excluding the unfavorable effect of foreign exchange only, we currently expect our fiscal 2016 renewal portfolio to increase by a percentage in the mid-twenties. Excluding both the aforementioned large system integrator renewal and the unfavorable effect of foreign exchange, we currently expect our fiscal 2016 renewal portfolio to increase by a percentage in the low single digits.
License Agreements over $10 million: During the second quarter of fiscal 2016, we executed a total of 11 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $887 million. During the second quarter of fiscal 2015, we executed a total of six license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $217 million.

•
Annualized Subscription and Maintenance Bookings and Weighted Average Subscription and Maintenance License Agreement Duration in Years: Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. Annualized subscription and maintenance bookings increased from $184 million in the second quarter of fiscal 2015 to $267 million in the second quarter of fiscal 2016. The increase in annualized subscription and maintenance bookings was primarily a result of the aforementioned renewal with a large system integrator and the contract length of our other renewals during the second quarter of fiscal 2016. The weighted average subscription and maintenance license agreement duration in years increased from 3.10 in the second quarter of fiscal 2015 to 4.46 in the second quarter of fiscal 2016. This increase was primarily a result of the aforementioned renewal with a large system integrator which had a term greater than 5 years. Excluding this large renewal, weighted average subscription and maintenance license agreement duration in years would still have been 3.75 for the second quarter of fiscal 2016. Although each contract is subject to terms negotiated by the respective parties, we do not expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

Total New Product Sales:
Including the Large System Integrator: Within total bookings, total new product sales increased by a percentage in the low forties for the second quarter of fiscal 2016 compared with the year-ago period primarily due to new product sales in connection with the aforementioned renewal with a large system integrator and new product sales contribution from our second quarter fiscal 2016 acquisitions, led by Rally. Excluding the unfavorable effect of foreign exchange, total new product sales increased by a percentage in the high forties compared with the year-ago period.
Excluding the Large System Integrator: Excluding the aforementioned renewal with a large system integrator, total new product sales increased by a percentage in the high teens for the second quarter of fiscal 2016 compared with the year-ago period. Excluding the aforementioned renewal with a large system integrator and the unfavorable effect of foreign exchange, total new product sales increased by a percentage in the mid-twenties compared with the year-ago period. Excluding the aforementioned renewal with a large system integrator and excluding our second quarter fiscal 2016 acquisitions, total new product sales increased by a percentage in the low teens and increased by a percentage in the high teens excluding the unfavorable effect of foreign exchange.
Within Total New Product Sales:

•
Mainframe Solutions New Product Sales: For the second quarter of fiscal 2016 mainframe solutions new product sales, including capacity, more than doubled compared with the year-ago period primarily due to new product sales in connection with the aforementioned renewal with a large system integrator and several other large renewals. Excluding the unfavorable effect of foreign exchange, mainframe solutions new sales, including capacity, more than doubled compared with the year-ago period. Overall, we expect our mainframe solutions revenue to decline by a percentage in the low single digits over the medium term, which we believe is in line with the mainframe market.

•	Enterprise Solutions New Product Sales:
Including the Large System Integrator: For the second quarter of fiscal 2016, enterprise solutions new product sales increased by approximately twenty percent compared with the year-ago period primarily due to new sales connected with the aforementioned renewal with a large system integrator, which included a favorable new sales attach rate, and new sales attributable to our second quarter fiscal 2016 acquisitions, led by Rally. Excluding the unfavorable effect of foreign exchange, enterprise solutions new product sales increased by a percentage in the high twenties compared with the year-ago period.
Excluding the Large System Integrator: Excluding the aforementioned renewal with a large system integrator, total enterprise solutions new product sales increased by percentage in the high single digits for the second quarter of fiscal 2016 compared with the year-ago period. Excluding the aforementioned renewal with a large system integrator and the unfavorable effect of foreign exchange, total enterprise solutions new product sales increased by percentage in the mid-teens compared with the year-ago period. Excluding the aforementioned renewal with a large system integrator and excluding our second quarter fiscal 2016 acquisitions, total enterprise solutions new product sales were flat and increased by a percentage in the mid-single digits excluding the unfavorable effect of foreign exchange.
Total Bookings by Geography: Total bookings in the second quarter fiscal 2016 compared with the year-ago period increased in the United States, primarily as a result of the aforementioned renewal with a large system integrator, and the Europe, Middle East and Africa regions. Total bookings decreased in the Asia Pacific Japan region and was generally consistent in the Latin America region.
New Product Sales by Geography: Total new product sales in the second quarter of fiscal 2016 compared with the year-ago period increased in all regions, except the Asia Pacific Japan region. The increase in the United States was primarily a result of new sales connected with the aforementioned renewal with a large system integrator.
Bookings - First Half Fiscal 2016 Compared with the First Half of Fiscal 2015
Total Bookings: For the first half of fiscal 2016 and fiscal 2015, total bookings were $2,045 million and $1,473 million, respectively. The increase in bookings was primarily due to a renewal with a large system integrator in excess of $500 million that occurred during the second quarter of fiscal 2016.
Subscription and Maintenance Bookings: For the first half fiscal 2016 and fiscal 2015, subscription and maintenance bookings were $1,717 million and $1,174 million, respectively. The increase in subscription and maintenance bookings was primarily attributable to the aforementioned renewal with a large system integrator.

•	Renewal Bookings:
Including the Large System Integrator: For the first half of fiscal 2016, renewal bookings increased by a percentage in the mid-fifties compared with the year-ago period, primarily due to the aforementioned renewal with a large system integrator. Excluding the unfavorable effect of foreign exchange, renewal bookings for the first half of fiscal 2016 increased by a percentage in the low sixties compared with the year-ago period.
Excluding the Large System Integrator: Excluding the large system integrator renewal, renewal bookings decreased by a percentage in the low single digits for the first half of fiscal 2016 compared with the year-ago period. Excluding the unfavorable effect of foreign exchange, renewal bookings for the first half of fiscal 2016 increased by a percentage in the low single digits compared with the year-ago period.

•
License Agreements over $10 million: During the first half of fiscal 2016, we executed a total of 17 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,101 million. During the first half of fiscal 2015, we executed a total of 14 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $547 million.

•
Annualized Subscription and Maintenance Bookings and Weighted Average Subscription and Maintenance License Agreement Duration in Years: Annualized subscription and maintenance bookings increased from $365 million in the first half of fiscal 2015 to $428 million in the first half of fiscal 2016. The weighted average subscription and maintenance license agreement duration in years increased from 3.22 in the first half of fiscal 2015 to 4.01 in the first half of fiscal 2016. These increases were attributable to the factors listed above for the second quarter of fiscal 2016.

Total New Product Sales: Within total bookings, total new product sales increased by a percentage in the high teens for the first half of fiscal 2016 compared with the year-ago period. Excluding the unfavorable effect of foreign exchange, total new product sales increased by a percentage in the mid-twenties. These increases were primarily due to the aforementioned renewal with a large system integrator and mainframe solutions new products sales growth.

•
Mainframe Solutions New Product Sales: For the first half of fiscal 2016, mainframe solutions new product sales, including capacity, increased by a percentage in the low forties compared with the year-ago period primarily due to the aforementioned renewal with a large system integrator and new product sales in connection with other renewals. Excluding the unfavorable effect of foreign exchange, mainframe solutions new product sales increased by approximately 50%.

•
Enterprise Solutions New Product Sales: For the first half of fiscal 2016, enterprise solutions new product sales increased by a percentage in the high-single digits compared with the year-ago period primarily as a result of aforementioned renewal with a large system integrator. Excluding the unfavorable effect of foreign exchange, enterprise solutions new product sales increased by a percentage in the mid-teens.

Total Bookings by Geography: Total bookings in the first half fiscal 2016 compared with the year-ago period increased in the United States, primarily as a result of the aforementioned renewal with a large system integrator, and in the Latin America region. Total bookings decreased in the Europe, Middle East and Africa and Asia Pacific Japan regions.
New Product Sales by Geography: Total new product sales in the first half of fiscal 2016 compared with the year-ago period increased in all regions, except the Asia Pacific Japan region. The increase in the United States was primarily a result of the aforementioned renewal with a large system integrator.

LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 78% held in our subsidiaries outside the United States at September 30, 2015. Cash and cash equivalents totaled $2,458 million at September 30, 2015, representing a decrease of $346 million from the March 31, 2015 balance of $2,804 million. During the first half of fiscal 2016, there was a $1 million unfavorable translation effect from foreign exchange rates on cash held outside the United States in currencies other than the U.S. dollar.
Although 78% of our cash and cash equivalents is held by foreign subsidiaries, we currently neither intend nor expect a need to repatriate these funds to the United States in the foreseeable future. We expect existing domestic cash, cash equivalents, cash flows from operations and borrowings to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding for capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding for capital expenditures, acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter.
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

For the second quarter of fiscal 2016, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $105 million compared with $167 million for the second quarter of fiscal 2015. For the first half of fiscal 2016, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $142 million compared with $235 million for the first half of fiscal 2015.
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

(in millions)	September 30, 2015 (1)	March 31, 2015 (1)	September 30, 2014 (1)
Billings backlog:
Amounts to be billed – current	$1,825	$1,867	$1,997
Amounts to be billed – noncurrent	2,273	1,686	2,078
Total billings backlog	$4,098	$3,553	$4,075

Revenue backlog:
Revenue to be recognized within the next 12 months – current	$3,006	$3,141	$3,230
Revenue to be recognized beyond the next 12 months – noncurrent	3,608	3,389	3,581
Total revenue backlog	$6,614	$6,530	$6,811

Deferred revenue (billed or collected)	$2,516	$2,977	$2,736
Total billings backlog	4,098	3,553	4,075
Total revenue backlog	$6,614	$6,530	$6,811

(1)	Information presented excludes the results of our discontinued operations.
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

(in millions)	September 30, 2015 (1)	March 31, 2015 (1)	September 30, 2014 (1)
Expected future cash collections:
Total billings backlog	$4,098	$3,553	$4,075
Trade accounts receivable, net	439	652	511
Total expected future cash collections	$4,537	$4,205	$4,586

(1)	Information presented excludes the results of our discontinued operations.

The increase of 15% in billings backlog at September 30, 2015 compared with March 31, 2015 was primarily a result the renewal with a large system integrator in excess of $500 million that occurred during the second quarter of fiscal 2016. Excluding the unfavorable effect of foreign exchange, billings backlog increased 16% at September 30, 2015 compared with March 31, 2015. The increase of 1% in billings backlog at September 30, 2015 compared with September 30, 2014 was primarily a result of the renewal with a large system integrator in excess of $500 million that occurred during the second quarter of fiscal 2016. Excluding the unfavorable effect of foreign exchange, billings backlog increased 6% at September 30, 2015 compared with September 30, 2014.
The increase in expected future cash collections at September 30, 2015 compared with March 31, 2015 was primarily driven by the increase in billings backlog, as described above, offset by a decrease in trade accounts receivable, net. Expected future cash collections at September 30, 2015 was generally consistent with September 30, 2014.
The increase in total revenue backlog of 1% at September 30, 2015 compared with March 31, 2015 was primarily a result of the aforementioned renewal with the large system integrator. The decrease of 3% in total revenue backlog at September 30, 2015 compared with September 30, 2014 was primarily a result of an unfavorable effect of foreign exchange. Excluding the unfavorable effect of foreign exchange, total revenue backlog increased 2%.
Revenue to be recognized in the next 12 months decreased 4% at September 30, 2015 compared with March 31, 2015. Revenue to be recognized in the next 12 months decreased 7% at September 30, 2015 compared with September 30, 2014. Excluding the unfavorable effect of foreign exchange, revenue to be recognized in the next 12 months decreased 2%. Revenue to be recognized in the next 12 months decreased due to the timing of large deals within the renewal portfolio and a lower level of professional services bookings. Revenue to be recognized in the next 12 months declines as contracts move closer to their renewal dates and given the timing of our renewal portfolio, within revenue backlog, we expect revenue to be recognized in the next 12 months to decline in the next couple of quarters.
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
Net Cash Provided by Operating Activities - Continuing Operations

	Second Quarter of Fiscal		Change
	2016 (1)	2015 (1)	2016 / 2015
	(in millions)
Cash collections from billings (2)	$821	$945	$(124)
Vendor disbursements and payroll (2)	(664)	(704)	40
Income tax payments, net	(114)	(151)	37
Other disbursements, net (3)	—	(24)	24
Net cash provided by operating activities - continuing operations	$43	$66	$(23)

(1)	Information presented excludes the results of our discontinued operations.

(2)	Amounts include value added taxes and sales taxes.

(3)
For the second quarter of fiscal 2016, amount includes payments associated with the Fiscal 2014 Plan of $1 million, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For the second quarter of fiscal 2015, amount includes payments associated with the Fiscal 2014 Plan of $16 million, interest, prior period restructuring plans and miscellaneous receipts and disbursements.

	First Half of Fiscal		Change
	2016 (1)	2015 (1)	2016 / 2015
	(in millions)
Cash collections from billings (2)	$1,833	$2,033	$(200)
Vendor disbursements and payroll (2)	(1,441)	(1,537)	96
Income tax payments, net	(131)	(181)	50
Other disbursements, net (3)	(30)	(83)	53
Net cash provided by operating activities - continuing operations	$231	$232	$(1)

(1)	Information presented excludes the results of our discontinued operations.

(2)	Amounts include value added taxes and sales taxes.

(3)
For the first half of fiscal 2016, amount includes payments associated with the Fiscal 2014 Plan of $4 million, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For the first half of fiscal 2015, amount includes payments associated with the Fiscal 2014 Plan of $46 million, interest, prior period restructuring plans and miscellaneous receipts and disbursements.

Second Quarter Comparison Fiscal 2016 Versus Fiscal 2015
Operating Activities
Net cash provided by operating activities from continuing operations for the second quarter of fiscal 2016 was $43 million, representing a decrease of $23 million compared with the second quarter of fiscal 2015. Net cash provided by operating activities decreased compared with the year-ago period due to a decrease in cash collections of $124 million, primarily as a result of lower single installment collections and an unfavorable effect of foreign exchange, offset by a decrease in vendor disbursements and payroll of $40 million, which was due to a favorable foreign exchange effect, a decrease in income tax payments, net of $37 million and a decrease of other disbursements, net of $24 million.
Investing Activities
Net cash used in investing activities from continuing operations for the second quarter of fiscal 2016 was $572 million compared with $14 million for the second quarter of fiscal 2015. The increase in net cash used in investing activities was primarily due to an increase in cash paid for acquisitions of $609 million, partially offset by proceeds received of $48 million from the sale of short-term investments, which were received from the acquisition of Rally during the second quarter of fiscal 2016.
Financing Activities
Net cash provided by financing activities from continuing operations for the second quarter of fiscal 2016 was $239 million compared with net cash used in financing activities from continuing operations of $67 million for the second quarter of fiscal 2015. The change in financing activities was primarily due to the $400 million of net borrowings associated with our August 2015 debt offering, partially offset by an increase in common shares repurchased of $65 million. In July 2015 and in connection with the acquisition of Rally, we borrowed $400 million under our revolving credit facility, which we repaid from the borrowings received from our $400 million issuance of the 3.600% Notes.
First Half Comparison Fiscal 2016 Versus Fiscal 2015
Operating Activities
Net cash provided by operating activities from continuing operations for the first half of fiscal 2016 was $231 million, representing a decrease of $1 million compared with the first half of fiscal 2015. Net cash provided by operating activities decreased slightly compared with the year-ago period due to a decrease in cash collections of $200 million, primarily as a result of lower single installment collections and an unfavorable effect of foreign exchange, offset by a decrease in vendor disbursements and payroll of $96 million, which was due to a favorable foreign exchange effect, a decrease in income tax payments, net of $50 million, and a decrease of other disbursements, net of $53 million.
Investing Activities
Net cash used in investing activities from continuing operations for the first half of fiscal 2016 was $622 million compared with $46 million for the first half of fiscal 2015. The increase in net cash used in investing activities was primarily due to an increase in cash paid for acquisitions of $635 million, partially offset by proceeds received of $48 million from the sale of short-term investments, which were received from the acquisition of Rally during the second quarter of fiscal 2016.
Financing Activities
Net cash provided by financing activities from continuing operations for the first half of fiscal 2016 was $39 million compared with net cash used in financing activities from continuing operations of $207 million for the first half of fiscal 2015. The change in financing activities was primarily due to the $400 million of net borrowings associated with our August 2015 debt offering, partially offset by an increase in common shares repurchased of $65 million, an increase in net repayments from our notional pooling arrangement of $59 million, an increase in other financing activities of $18 million, which were primarily due to payments associated with a prior year acquisition, and a decrease in cash received from exercises of stock options of $10 million compared with the year-ago period. In July 2015 and in connection with the acquisition of Rally, we borrowed $400 million under our revolving credit facility, which we repaid from the borrowings received from our $400 million issuance of the 3.600% Notes.

Debt Obligations
At September 30, 2015 and March 31, 2015, our debt obligations consisted of the following:

	September 30, 2015	March 31, 2015
	(in millions)
Revolving credit facility	$—	$—
5.375% Senior Notes due December 2019	750	750
3.600% Senior Notes due August 2020	400	—
2.875% Senior Notes due August 2018	250	250
4.500% Senior Notes due August 2023	250	250
Other indebtedness, primarily capital leases	11	17
Unamortized discount for Senior Notes	(4)	(4)
Total debt outstanding	$1,657	$1,263
Less the current portion	(8)	(10)
Total long-term debt portion	$1,649	$1,253
Significant changes to our debt obligations during the first half of fiscal 2016 consisted of the following:
Senior Notes: In August 2015, we issued $400 million of 3.600% Senior Notes due August 2020 (3.600% Notes) for proceeds of approximately $400 million, reflecting a discount of less than $1 million. Interest on the 3.600% Notes is payable semiannually in February and August, beginning February 2016.
Revolving Credit Facility: In April 2015, we amended our revolving credit facility to extend the termination date from June 2018 to June 2019. The maximum committed amount available under the revolving credit facility is $1 billion. The facility also provides us with an option to increase the available credit by an amount up to $500 million. In July 2015 and in connection with the acquisition of Rally, we borrowed $400 million under our revolving credit facility, which we repaid from the borrowings received from our $400 million issuance of the 3.600% Notes described above.
For additional information concerning our 3.600% Notes and revolving credit facility, refer to Note H, “Debt” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Other Indebtedness
We have available an unsecured and uncommitted multi-currency line of credit to meet short-term working capital needs for our subsidiaries operating outside the United States. We use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At September 30, 2015 and March 31, 2015, $25 million and $27 million, respectively, of this line of credit was pledged in support of bank guarantees and other local credit lines. At September 30, 2015 and March 31, 2015, none of these arrangements were drawn down by third parties.
We use a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, we and our participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. The activity under this notional pooling arrangement for the six months ended September 30, 2015 and 2014 was as follows:

	Six Months Ended September 30,
	2015	2014
	(in millions)
Total borrowings outstanding at beginning of period (1)	$138	$139
Borrowings	2,494	2,703
Repayments	(2,497)	(2,647)
Foreign exchange effect	4	(56)
Total borrowings outstanding at end of period (1)	$139	$139

(1)	Included in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheets.
For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2015 Form 10-K.

Effect of Exchange Rate Changes
There was a $1 million unfavorable impact to our cash balances in the first half of fiscal 2016 predominantly due to the strengthening of the U.S. dollar against the Brazilian real (19%), the Australian dollar (8%), the Norwegian krone (5%), the Indian rupee (5%) and the New Zealand dollar (14%) offset by the weakening of the U.S. dollar against the euro (4%) and the Israeli shekel (1%).
There was a $185 million unfavorable impact to our cash balances in the first half of fiscal 2015 predominantly due to the strengthening of the U.S. dollar against the euro (8%), Israeli shekel (5%), the Australian dollar (6%) and the Brazilian real (7%).

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2015 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At September 30, 2015, there was no material change to this information.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the effective date of the new revenue recognition standard. The new standard will be effective for our first quarter of fiscal 2019 and early application for fiscal 2018 would be permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. ASU 2014-09 is expected to have a significant impact on our revenue recognition policies and disclosures. We have not yet selected a transition method nor have we determined when we will adopt the standard and the effect of the standard on our ongoing financial reporting.

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
Approximately 8% of our total revenue backlog at September 30, 2015 is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local government agencies. These contracts are generally subject to annual fiscal funding approval and may be renegotiated or terminated at the discretion of the government. Termination, renegotiation or the lack of funding approval for a contract could adversely affect our sales, revenue and reputation. Additionally, our government contracts are generally subject to audits and investigations, which could result in various civil and criminal actions and penalties, and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, which could materially adversely affect our business, financial condition, operating results and cash flow. Refer to Note K, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for additional information about litigation and related matters in this area.
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
At September 30, 2015, we had $1,657 million of debt outstanding, consisting mostly of unsecured senior note obligations. Our senior unsecured notes are rated by Moody’s Investors Service, Fitch Ratings, and Standard and Poor’s. These agencies or any other credit rating agency could downgrade or take other negative action with respect to our credit ratings in the future. If our credit ratings were downgraded or other negative action is taken, we could be required to, among other things, pay additional interest on outstanding borrowings under our principal revolving credit agreement. Any downgrades could affect our ability to obtain additional financing in the future and may affect the terms of any such financing.
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
From time to time, the Financial Accounting Standards Board (“FASB”) issues new accounting principles, including the May 2014 Accounting Standards Update (ASU) No. 2014-09 regarding revenue recognition (refer to Note A, “Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements for additional information). Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could materially adversely affect our reported financial results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the second quarter of fiscal 2016:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
July 1, 2015 - July 31, 2015	—	$—	—	$735,000
August 1, 2015 - August 31, 2015	377	$26.49	377	$725,000
September 1, 2015 - September 30, 2015	1,920	$28.55	1,920	$670,185
Total	2,297		2,297
On May 14, 2014, our Board of Directors approved a stock repurchase program that authorized us to acquire up to $1 billion of our common stock. We expect to complete the program by the end of fiscal 2017. We expect to repurchase shares on the open market, through solicited or unsolicited privately negotiated transactions or otherwise from time to time based on market conditions and other factors.
During the first half of fiscal 2016, we repurchased 4 million shares of our common stock for $115 million. At September 30, 2015, we remained authorized to purchase $670 million of our common stock under the current stock repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
On October 20, 2015, CA, Inc. (the “Company”), as borrower, entered into a Term Loan Agreement (the “Term Loan Agreement”), by and between the Company and Bank of America, N.A. (“BofA”), as administrative agent and initial lender. The Term Loan Agreement provides for a $300 million term loan (the “Term Loan”), which was made on October 22, 2015 (the “Funding Date”).
The Term Loan has a maturity date of April 20, 2022. Additionally, commencing on April 1, 2017, the Term Loan Agreement will require quarterly principal amortization payments in an amount equal to, through January 1, 2021, 1.25%, and, commencing April 1, 2021 and thereafter, 2.50%, of the stated principal amount of the Term Loan made on the Funding Date. The Company may, at any time on or after October 20, 2016, prepay the outstanding principal amount of the Term Loan in whole or in part without premium or penalty.
The Term Loan will bear interest at a rate dependent on the Company’s credit ratings applicable from time to time and, at the Company’s option, will be calculated according to a base rate or a Eurodollar rate, as the case may be, plus an applicable margin. Depending on the Company’s credit ratings, the applicable margin for any portion of the Term Loan accruing interest based on the base rate ranges from 0.125% to 1.000% and the applicable margin for any portion of the Term Loan accruing interest based on the Eurodollar rate ranges from 1.125% to 2.000%. At the Company’s current credit ratings, the applicable margin would be 0.500% for interest at the base rate and 1.500% for interest at the Eurodollar rate.
The Term Loan Agreement provides that the Company may use the proceeds of the Term Loan for general corporate purposes of the Company and its subsidiaries, which may include, but is not limited to, share repurchases, acquisitions and the refinancing of existing indebtedness. The Term Loan Agreement also contains covenants consistent with the Company’s $1.0 billion Amended and Restated Credit Agreement, as amended by Amendment No. 1 thereto (as so amended, the “Credit Agreement”), including two financial covenants: (i) for the 12 months as of any date, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the Term Loan Agreement (consistent with the Credit Agreement), must not exceed 4.00 to 1.00 and (ii) for the 12 months as of any date, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the Term Loan Agreement (consistent with the Credit Agreement), must not be less than 3.50 to 1.00. In addition, the Term Loan Agreement provides for events of default consistent with the Credit Agreement, including, among other things, defaults relating to other indebtedness of at least $100,000,000 in the aggregate being rendered against the Company or its subsidiaries, judgments in excess of $100,000,000 in the aggregate being rendered against the Company or its subsidiaries, the acquisition by any person or group of 40% or the Common Stock (or any outstanding class of capital stock having ordinary voting power in the election of directors of the Company), and the incurrence of certain liabilities in excess of $100,000,000 in the aggregate under The Employee Retirement Income Security Act of 1974.
BofA, the administrative agent and initial lender under the Term Loan Agreement, and its affiliates, have in the past provided, and may in the future provide, investment banking, underwriting, lending, commercial banking and other advisory services to the Company and its subsidiaries and have received, and may in the future receive, customary compensation from the Company and its subsidiaries for these services.
The foregoing description of the Term Loan Agreement and related matters is qualified in its entirety by reference to the Term Loan Agreement, which is filed as Exhibit 10.3 hereto and incorporated herein by reference.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation.	8-K	3.3	3/9/06
3.2	By-Laws of the Company, as amended.	10-K	3.2	5/8/15
4.2	Officers’ Certificate dated August 4, 2015 establishing the terms of the 3.600% Senior Notes due 2020 (including the forms of the Senior Notes) pursuant to the Company’s Indenture dated as of June 1, 2008 with U.S. Bank National Association, as trustee.	8-K	4.2	8/4/15
10.1*	CA, Inc. Change in Control Severance Policy (amended and restated effective August 5, 2015).				X
10.2*	Schedules A, B and C (as amended effective August 5, 2015) to CA, Inc. Change in Control Severance Policy.				X
10.3	Term Loan Agreement dated October 20, 2015.				X
12	Statement of Ratios of Earnings to Fixed Charges.				X
15	Accountants’ Acknowledgment Letter.				X
31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
32†	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):				X
(i) Condensed Consolidated Balance Sheets - September 30, 2015 (Unaudited) and March 31, 2015.
(ii) Unaudited Condensed Consolidated Statements of Operations - Three and Six Months Ended September 30, 2015 and 2014.
(iii) Unaudited Condensed Consolidated Statements of Comprehensive Income - Three and Six Months Ended September 30, 2015 and 2014.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows - Six Months Ended September 30, 2015 and 2014.
(v) Notes to Condensed Consolidated Financial Statements - September 30, 2015.

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
Dated: October 22, 2015