Form 10-Q
period 2015-12-31
CA, INC.
filed 2016-01-27
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
or
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

(Check one:)
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of January 20, 2016
par value $0.10 per share	416,762,791

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of December 31, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended December 31, 2015 and 2014, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
January 27, 2016

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31, 2015	March 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,353	$2,804
Trade accounts receivable, net	618	652
Deferred income taxes	341	318
Other current assets	142	213
Total current assets	$3,454	$3,987
Property and equipment, net of accumulated depreciation of $846 and $812, respectively	$249	$252
Goodwill	6,123	5,806
Capitalized software and other intangible assets, net	866	731
Deferred income taxes	55	92
Other noncurrent assets, net	110	111
Total assets	$10,857	$10,979
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$8	$10
Accounts payable	84	105
Accrued salaries, wages and commissions	179	219
Accrued expenses and other current liabilities	371	428
Deferred revenue (billed or collected)	1,983	2,114
Taxes payable, other than income taxes payable	65	55
Federal, state and foreign income taxes payable	2	—
Deferred income taxes	7	7
Total current liabilities	$2,699	$2,938
Long-term debt, net of current portion	$1,956	$1,253
Federal, state and foreign income taxes payable	154	150
Deferred income taxes	53	45
Deferred revenue (billed or collected)	667	863
Other noncurrent liabilities	101	105
Total liabilities	$5,630	$5,354
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 412,442,259 and 435,502,730 shares outstanding, respectively	59	59
Additional paid-in capital	3,638	3,631
Retained earnings	6,506	6,221
Accumulated other comprehensive loss	(469)	(418)
Treasury stock, at cost, 177,252,822 and 154,192,351 shares, respectively	(4,507)	(3,868)
Total stockholders’ equity	$5,227	$5,625
Total liabilities and stockholders’ equity	$10,857	$10,979
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014
Revenue:
Subscription and maintenance	$828	$892	$2,496	$2,709
Professional services	82	90	244	268
Software fees and other	124	109	276	262
Total revenue	$1,034	$1,091	$3,016	$3,239
Expenses:
Costs of licensing and maintenance	$73	$74	$209	$217
Cost of professional services	75	84	224	253
Amortization of capitalized software costs	65	62	192	204
Selling and marketing	277	283	751	782
General and administrative	90	90	279	269
Product development and enhancements	133	143	420	443
Depreciation and amortization of other intangible assets	27	31	83	99
Other expenses, net	1	6	2	21
Total expenses before interest and income taxes	$741	$773	$2,160	$2,288
Income from continuing operations before interest and income taxes	$293	$318	$856	$951
Interest expense, net	15	12	36	38
Income from continuing operations before income taxes	$278	$306	$820	$913
Income tax expense	59	88	222	248
Income from continuing operations	$219	$218	$598	$665
Income from discontinued operations, net of income taxes	4	4	11	30
Net income	$223	$222	$609	$695

Basic income per common share:
Income from continuing operations	$0.52	$0.49	$1.37	$1.50
Income from discontinued operations	0.01	0.01	0.03	0.07
Net income	$0.53	$0.50	$1.40	$1.57
Basic weighted average shares used in computation	420	440	431	440

Diluted income per common share:
Income from continuing operations	$0.52	$0.49	$1.37	$1.49
Income from discontinued operations	0.01	0.01	0.03	0.07
Net income	$0.53	$0.50	$1.40	$1.56
Diluted weighted average shares used in computation	421	441	432	441
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014
Net income	$223	$222	$609	$695
Other comprehensive loss:
Foreign currency translation adjustments	(30)	(78)	(51)	(162)
Total other comprehensive loss	$(30)	$(78)	$(51)	$(162)
Comprehensive income	$193	$144	$558	$533
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Nine Months Ended December 31,
	2015	2014
Operating activities from continuing operations:
Net income	$609	$695
Income from discontinued operations	(11)	(30)
Income from continuing operations	$598	$665
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	275	303
Deferred income taxes	(53)	(62)
Provision for bad debts	—	1
Share-based compensation expense	70	65
Asset impairments and other non-cash items	1	1
Foreign currency transaction losses	5	1
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	50	91
Decrease in deferred revenue	(353)	(445)
Increase in taxes payable, net	53	34
Decrease in accounts payable, accrued expenses and other	(50)	(38)
Decrease in accrued salaries, wages and commissions	(43)	(62)
Changes in other operating assets and liabilities	10	(9)
Net cash provided by operating activities - continuing operations	$563	$545
Investing activities from continuing operations:
Acquisitions of businesses, net of cash acquired, and purchased software	$(648)	$(32)
Purchases of property and equipment	(34)	(46)
Proceeds from sale of short-term investments	48	—
Net cash used in investing activities - continuing operations	$(634)	$(78)
Financing activities from continuing operations:
Dividends paid	$(325)	$(333)
Purchases of common stock	(705)	(125)
Notional pooling borrowings	3,237	4,226
Notional pooling repayments	(3,230)	(4,145)
Debt borrowings	1,100	—
Debt repayments	(408)	(507)
Debt issuance costs	(4)	—
Exercise of common stock options	5	25
Other financing activities	(23)	—
Net cash used in financing activities - continuing operations	$(353)	$(859)
Effect of exchange rate changes on cash	$(38)	$(310)
Net change in cash and cash equivalents - continuing operations	$(462)	$(702)
Cash provided by (used in) operating activities - discontinued operations	$11	$(37)
Cash provided by investing activities - discontinued operations	—	170
Net effect of discontinued operations on cash and cash equivalents	$11	$133
Decrease in cash and cash equivalents	$(451)	$(569)
Cash and cash equivalents at beginning of period	$2,804	$3,252
Cash and cash equivalents at end of period	$2,353	$2,683
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
Operating results for the three and nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.
Divestitures: In the second quarter of fiscal year 2015, the Company sold its CA arcserve data protection solution assets (arcserve). In the fourth quarter of fiscal year 2014, the Company identified its CA ERwin Data Modeling solution assets (ERwin) as available for sale. The results of operations associated with these businesses have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. The effects of the discontinued operations were immaterial to the Company’s Condensed Consolidated Balance Sheets at December 31, 2015 and March 31, 2015. See Note C, “Divestitures,” for additional information.
Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 84% being held by the Company’s foreign subsidiaries outside the United States at December 31, 2015.
New Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the effective date of the new revenue recognition standard. The new standard will be effective for the Company's first quarter of fiscal year 2019 and early application for fiscal year 2018 is permitted. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. ASU 2014-09 is expected to have a significant impact on the Company’s revenue recognition policies and disclosures. The Company has not yet selected a transition method nor has it determined when it will adopt the standard and the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Simplifying the Presentation of Debt Issuance Costs (Topic 835), which changes the required presentation of debt issuance costs from an asset on the balance sheet to a deduction from the related debt liability. This guidance will be effective for the Company in its first quarter of fiscal year 2017 and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes (Topic 740), to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as non-current in the consolidated balance sheets. The standard will be effective for the Company’s first quarter of fiscal year 2018 and early adoption is permitted. This guidance may be applied either prospectively to all deferred tax assets and liabilities, or retrospectively to all periods presented. The Company is currently in the process of assessing the impact on its consolidated financial statements and evaluating the adoption methods.

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preliminary purchase price allocation for the Company’s other acquisitions during fiscal year 2016, including the second quarter acquisition of Xceedium, Inc. (Xceedium), is included within the “Other Fiscal Year 2016 Acquisitions” column below. The acquisition of Xceedium and the Company’s other acquisitions during fiscal year 2016 were immaterial, both individually and in the aggregate.

(dollars in millions)	Rally	Other Fiscal Year 2016 Acquisitions	Estimated Useful Life
Finite-lived intangible assets (1)	$78	$14	1-15 years
Purchased software	176	96	5-7 years
Goodwill	261	60	Indefinite
Deferred tax liabilities, net	(46)	(25)	—
Other assets net of other liabilities assumed (2)	50	2	—
Purchase price	$519	$147

(1)	Includes customer relationships and trade names.

(2)	Includes approximately $13 million of cash acquired and approximately $48 million of short-term investments acquired relating to Rally.
The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded to goodwill. The preliminary allocation of the purchase price to goodwill was predominantly due to synergies the Company expects to achieve through integration of the acquired technology with the Company’s existing product portfolio and the intangible assets that are not separable, such as assembled workforce and going concern. The goodwill relating to the Company’s acquisition of Rally is not expected to be deductible for tax purposes and is allocated to the Enterprise Solutions segment. The allocation of purchase price to acquired identifiable assets, including intangible assets, is preliminary because the Company has not completed its analysis of the historical tax records for Rally. The goodwill relating to the Company’s other fiscal year 2016 acquisitions is not expected to be deductible for tax purposes and is allocated to the Enterprise Solutions segment.
Transaction costs for the Company’s fiscal year 2016 acquisitions, which are primarily included in “General and administrative” in the Company’s Condensed Consolidated Statements of Operations, were less than $1 million and $20 million for the three and nine months ended December 31, 2015, respectively.
The pro forma effects of the Company’s fiscal year 2016 acquisitions on the Company’s revenues and results of operations during fiscal years 2016 and 2015 were considered immaterial.
The Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2015 included total revenue of $38 million and $63 million, respectively, since the date of acquisition through December 31, 2015 for the Company’s fiscal year 2016 acquisitions of Rally and Xceedium. The Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2015 included net loss of $22 million and $35 million, respectively, since the date of acquisition through December 31, 2015 for the Company’s fiscal year 2016 acquisitions of Rally and Xceedium. Revenues and results of operations since the date of acquisition for the Company’s other fiscal 2016 acquisitions were considered immaterial.
The Company had approximately $5 million and $27 million of accrued acquisition-related costs at December 31, 2015 and March 31, 2015, respectively, related to purchase price amounts withheld subject to indemnification protections.

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The income from discontinued operations relating to both ERwin and the sale of arcserve for the three and nine months ended December 31, 2015 and 2014 consisted of the following:

	Three Months Ended December 31,
(in millions)	2015	2014
Subscription and maintenance	$5	$7
Software fees and other	2	2
Total revenue	$7	$9
Income from operations of discontinued components, net of tax expense of $2 million and $2 million, respectively	$4	$4

	Nine Months Ended December 31,
(in millions)	2015	2014
Subscription and maintenance	$16	$38
Software fees and other	6	17
Total revenue	$22	$55
Income from operations of discontinued components, net of tax expense of $6 million and $8 million, respectively	$11	$10
Gain on disposal of discontinued component, net of tax	—	20
Income from discontinued operations, net of tax	$11	$30

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
Fiscal Year 2014 Rebalancing Plan: In fiscal year 2014, the Company’s Board of Directors (the Board) approved and committed to a rebalancing plan (Fiscal 2014 Plan) to better align its business priorities. This included a termination of approximately 1,900 employees and global facility consolidations. Costs associated with the Fiscal 2014 Plan are presented in “Other expenses, net” in the Company’s Condensed Consolidated Statements of Operations. The total amount incurred under the Fiscal 2014 Plan was approximately $188 million. Severance and facility consolidation actions under the Fiscal 2014 Plan were substantially completed by the end of fiscal year 2014.
Accrued severance and exit costs and changes in the accruals during the nine months ended December 31, 2015 and 2014 were as follows:

(in millions)	Accrued Balance at March 31, 2015	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at December 31, 2015
Severance charges	$28	$—	$(2)	$(22)	$—	$4
Facility exit charges	21	—	—	(3)	—	18
Total accrued liabilities	$49					$22

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Accrued Balance at March 31, 2014	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at December 31, 2014
Severance charges	$55	$21	$(3)	$(50)	$(1)	$22
Facility exit charges	29	—	—	(7)	(1)	21
Total accrued liabilities	$84					$43
The balance at December 31, 2015 includes a severance accrual of approximately $2 million for plans and actions prior to the Fiscal 2015 Severance Actions.
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

NOTE E – TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	December 31, 2015	March 31, 2015
	(in millions)
Accounts receivable – billed	$562	$591
Accounts receivable – unbilled	55	63
Other receivables	13	15
Less: Allowances	(12)	(17)
Trade accounts receivable, net	$618	$652

NOTE F – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at December 31, 2015 were as follows:

	At December 31, 2015
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,987	$4,863	$1,124	$513	$611
Internally developed software products	1,485	994	491	341	150
Other intangible assets	926	608	318	213	105
Total capitalized software and other intangible assets	$8,398	$6,465	$1,933	$1,067	$866

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

Based on the capitalized software and other intangible assets recorded through December 31, 2015, the projected annual amortization expense for fiscal year 2016 and the next four fiscal years is expected to be as follows:

	Year Ended March 31,
	2016	2017	2018	2019	2020
	(in millions)
Purchased software products	$145	$152	$147	$104	$85
Internally developed software products	110	79	37	10	1
Other intangible assets	43	15	8	7	6
Total	$298	$246	$192	$121	$92
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
Goodwill activity by segment for the nine months ended December 31, 2015 was as follows:

(in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Balance at March 31, 2015	$4,178	$1,547	$81	$5,806
Acquisitions	—	321	—	321
Foreign currency translation adjustment	—	(4)	—	(4)
Balance at December 31, 2015	$4,178	$1,864	$81	$6,123

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – DEFERRED REVENUE
The current and noncurrent components of “Deferred revenue (billed or collected)” at December 31, 2015 and March 31, 2015 were as follows:

	December 31, 2015	March 31, 2015
	(in millions)
Current:
Subscription and maintenance	$1,793	$1,966
Professional services	113	115
Software fees and other	77	33
Total deferred revenue (billed or collected) – current	$1,983	$2,114
Noncurrent:
Subscription and maintenance	$640	$832
Professional services	24	28
Software fees and other	3	3
Total deferred revenue (billed or collected) – noncurrent	$667	$863
Total deferred revenue (billed or collected)	$2,650	$2,977

NOTE H – DEBT
Term Loan: On October 20, 2015, the Company entered into a Term Loan Agreement with Bank of America, N.A. (Term Loan Agreement). The Term Loan Agreement provides for a $300 million term loan (Term Loan) with a maturity date of April 20, 2022.
From April 1, 2017 through January 1, 2021, the Term Loan Agreement will require quarterly principal amortization payments in an amount equal to 1.25%, and, commencing April 1, 2021 and thereafter, 2.50%, of the stated principal amount of the Term Loan made on the funding date of October 22, 2015. The Company may, at any time on or after October 20, 2016, prepay the outstanding principal amount of the Term Loan in whole or in part without premium or penalty.
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
The Term Loan Agreement provides that the Company may use the proceeds of the Term Loan for general corporate purposes of the Company and its subsidiaries, which may include, but is not limited to, share repurchases, acquisitions and the refinancing of existing indebtedness. The Term Loan Agreement also contains covenants and events of default consistent with the Company’s revolving credit facility.
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
In July 2015 and in connection with the acquisition of Rally, the Company borrowed $400 million under its revolving credit facility. The interest rate applicable to the Company at the time of borrowing under the revolving credit facility was approximately 1.19%. In August 2015, the Company repaid the $400 million borrowing under its revolving credit facility with proceeds received from the Company’s issuance of the 3.600% Notes described above. Interest expense in connection with the borrowing under the revolving credit facility was less than $1 million for the nine months ended December 31, 2015.
At December 31, 2015 and March 31, 2015, there were no outstanding borrowings under the revolving credit facility.
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
Interest Rate Swaps: At December 31, 2015 and March 31, 2015, the Company had no interest rate swap derivatives outstanding.
Foreign Currency Contracts: The Company enters into foreign currency option and forward contracts to manage foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other expenses, net” in the Company’s Condensed Consolidated Statements of Operations.
At December 31, 2015, foreign currency contracts outstanding consisted of purchase and sale contracts with a total gross notional value of approximately $1,128 million and durations of less than three months. The net fair value of these contracts at December 31, 2015 was a net asset of approximately $10 million, of which approximately $16 million is included in “Other current assets” and approximately $6 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
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
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations
	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)	2015	2014	2015	2014
Interest expense, net – interest rate swaps designated as fair value hedges	$—	$(2)	$—	$(8)
Other expenses, net – foreign currency contracts	$(3)	$(10)	$—	$(22)
The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were either in a net asset position or under the established threshold at December 31, 2015 and March 31, 2015. The Company posted no collateral at December 31, 2015 or March 31, 2015. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at December 31, 2015 and March 31, 2015:

	At December 31, 2015			At March 31, 2015
	Fair Value Measurement Using Input Types		Estimated Fair Value	Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds (1)	$593	$—	$593	$749	$—	$749
Foreign exchange derivatives (2)	—	16	16	—	5	5
Total assets	$593	$16	$609	$749	$5	$754
Liabilities:
Foreign exchange derivatives (2)	$—	$6	$6	$—	$3	$3
Total liabilities	$—	$6	$6	$—	$3	$3

(1)	The Company’s investments in money market funds are classified as “Cash and cash equivalents” in its Condensed Consolidated Balance Sheets.

(2)	See Note I, “Derivatives” for additional information.
At December 31, 2015 and March 31, 2015, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses, and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.
The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that were not measured at fair value on a recurring basis at December 31, 2015 and March 31, 2015:

	At December 31, 2015		At March 31, 2015
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,964	$2,041	$1,263	$1,376
Facility exit reserve (2)	$18	$20	$21	$23

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facility exit reserve is determined using the Company’s incremental borrowing rate at December 31, 2015 and March 31, 2015. At December 31, 2015 and March 31, 2015, the facility exit reserve included approximately $4 million and $4 million, respectively, in “Accrued expenses and other current liabilities” and approximately $14 million and $17 million, respectively, in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets (Level 3).

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
On March 24, 2014, the U.S. Department of Justice (DOJ) filed under seal in the United States District Court for the District of Columbia a complaint against the Company in partial intervention under the qui tam provisions of the civil False Claims Act (FCA). The underlying complaint was filed under seal by an individual plaintiff on August 24, 2009. On May 29, 2014, the case was unsealed. Both the DOJ and the individual plaintiff have filed amended complaints. The current complaints relate to government sales transactions under the Company’s General Services Administration (GSA) schedule contract, entered into in 2002 and extended until present through subsequent amendments. In sum and substance, the current complaints allege that the Company provided inaccurate commercial discounting information to the GSA during contract negotiations and that, as a result, the GSA’s contract discount was lower than it otherwise would have been. In addition, the complaints allege that the Company failed to apply the full negotiated discount in some instances and to pay sufficient rebates pursuant to the contract’s price reduction clause. In addition to FCA claims, the current complaints also assert common law causes of action. The DOJ complaint seeks an unspecified amount of damages, including treble damages and civil penalties. The complaint by the individual plaintiff alleges that the U.S. government has suffered damages in excess of $100 million and seeks an unspecified amount of damages, including treble damages and civil penalties. The Company filed motions to dismiss the current complaints. On March 31, 2015, the court issued decisions denying the Company's motion to dismiss the DOJ complaint, and granting in part and denying in part the Company's motion to dismiss the individual plaintiff's complaint. The discovery phase of the case is proceeding pursuant to the court’s scheduling orders. On October 30, 2014, the GSA Suspension and Debarment Division issued a Show Cause Letter to the Company in response to the complaints summarized above. In sum, the letter called on the Company to demonstrate why the U.S. government should continue to contract with the Company, given the litigation allegations made in these complaints. On December 19, 2014, the Company provided a detailed response to the Show Cause Letter. In July 2015, after the Company agreed to assume certain additional reporting requirements during the pendency of the litigation, the GSA Suspension and Debarment Division advised the Company that it had concluded its review and determined that the Company is a responsible contractor with which government agencies could continue to contract. The Company cannot predict the amount of damages likely to result from the litigation summarized above. Although the timing and ultimate outcome of this litigation cannot be determined, the Company believes that the material aspects of the liability theories set forth in the litigation complaints are unfounded. The Company also believes that it has meritorious defenses and intends to vigorously contest the lawsuit.
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
In the opinion of the Company’s management based upon information currently available to the Company, while the outcome of these lawsuits, claims and disputes is uncertain, the likely results of these lawsuits, claims and disputes are not expected, either individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the effect could be material to the Company’s results of operations or cash flows for any interim reporting period. For some of these matters, the Company is unable to estimate a range of reasonably possible loss due to the stage of the matter and/or other particular circumstances of the matter. For others, a range of reasonably possible loss can be estimated. For those matters for which such a range can be estimated, the Company estimates that, in the aggregate, the range of reasonably possible loss is from zero to $35 million. This is in addition to amounts, if any, that have been accrued for those matters.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – STOCKHOLDERS’ EQUITY
Stock Repurchases: On May 14, 2014, the Board approved a stock repurchase program that authorized the Company to acquire up to $1 billion of its common stock.
In November 2015, the Company entered into and closed on an arrangement with Careal Holding AG (Careal) to repurchase 22 million shares of its common stock in a private transaction. The transaction was valued with an effective share repurchase price of $26.81 per share, which represented a 3% discount to the 10-trading day volume weighted average price of the Company’s common stock using a reference date of November 5, 2015. The Company’s payment to Careal upon closing was reduced by $0.25 per share to account for the Company’s dividend that was paid on December 8, 2015 to stockholders of record on November 19, 2015. As a result of the share repurchase and dividend payment, in total the Company paid Careal approximately $590 million during the third quarter of fiscal year 2016 in connection with the 22 million shares repurchased. The transaction was funded with U.S. cash on hand and effectively concludes CA's prior $1 billion stock repurchase program approved by the Board on May 14, 2014.
Including the November 2015 share repurchase arrangement with Careal, the Company repurchased approximately 26 million shares of its common stock for approximately $707 million during the nine months ended December 31, 2015.
Prior to entering into and closing on the share repurchase arrangement, Careal held approximately 28.7% of the Company’s total outstanding stock. In connection with the share repurchase arrangement, Careal transferred an additional 37 million shares of the Company’s common stock to an entity wholly owned by Martin Haefner, a 50% owner of Careal. Upon completion of the share repurchase arrangement and the share transfer described above, Careal’s and Martin Haefner’s ownership interests are approximately 16.0% and 8.9%, respectively, of the Company’s total outstanding common stock. Thus, Careal and its shareholders collectively own, directly and indirectly, approximately 24.9% of the Company’s total outstanding common stock.
In connection with the share repurchase arrangement with Careal, the Company agreed that it will indemnify Careal for certain potential tax matters resulting solely from the Company’s breach of the covenant relating to the post-closing holding of the repurchased shares under this arrangement. The Company believes that the occurrence of an event that could trigger the indemnification is within its control and is remote. Therefore, the Company has not recorded a liability related to such indemnification. The maximum potential future payment under this indemnification, excluding interest and penalties, if any, is estimated to be approximately CHF 101 million (which translated to approximately $101 million at December 31, 2015). Any changes to the Company’s assessment of the probability of the occurrence of an event that could trigger the indemnification provision may result in the Company recording a liability in the future, which would impact the results of operations for that period.
On November 13, 2015, the Board approved a new stock repurchase program that authorized the Company to acquire up to $750 million of its common stock, which remained fully outstanding at December 31, 2015.
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheets at December 31, 2015 and March 31, 2015 were approximately $469 million and $418 million, respectively.
Cash Dividends: The Board declared the following dividends during the nine months ended December 31, 2015 and 2014:
Nine Months Ended December 31, 2015:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 5, 2015	$0.25	May 28, 2015	$110	June 16, 2015
August 6, 2015	$0.25	August 27, 2015	$110	September 15, 2015
November 5, 2015	$0.25	November 19, 2015	$105	December 8, 2015
Nine Months Ended December 31, 2014:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 15, 2014	$0.25	May 29, 2014	$111	June 17, 2014
July 31, 2014	$0.25	August 21, 2014	$111	September 9, 2014
November 6, 2014	$0.25	November 20, 2014	$111	December 9, 2014

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rights Plan: Under the Stockholder Protection Rights Agreement dated November 30, 2015 (Rights Agreement), each outstanding share of the Company's common stock carries a right (Right). The Rights will trade with the common stock until the Separation Time, which is the next business day following the earlier of (i) the tenth business day (or such later day designated by resolution of the Board) after any person commences a tender or exchange offer that would result in such person (together with its affiliates and associates) becoming the beneficial owner of 20% or more of the Company’s common stock (other than Martin Haefner and Eva Maria Bucher-Haefner and their respective affiliates and associates, who are “grandfathered” under this provision so long as their aggregate ownership of common stock does not exceed 25% of the shares of the Company’s outstanding common stock) (Acquiring Person); or (ii) the date of a “Flip-in” Trigger. A “Flip-in” Trigger will occur upon the earlier of (i) a public announcement by the Company that any person has become an Acquiring Person or (ii) an Acquiring Person acquires more than 50% of the Company’s outstanding shares of common stock. On or after the Separation Time, each Right would initially entitle the holder to purchase, for $120, one one-thousandth (0.001) of a share of the Company’s participating preferred stock. The participating preferred stock would be designed so that each one one-thousandth of a share of participating preferred stock has economic and voting terms similar to those of one share of common stock. If a “Flip-in” Trigger occurs, the Rights owned by the Acquiring Person, its affiliates and associates, or transferees thereof would automatically become void and each other Right will automatically become a right to buy, for the exercise price of $120, that number of shares of the Company’s common stock (or, at the Company’s option, participating preferred stock) having a market value of twice the exercise price. The Rights may also be redeemed by the Board, at any time until a “Flip‑in” Trigger has occurred, at a redemption price of $0.001 per Right. In addition, in connection with a Qualified Offer, holders of 10% of the Company’s common stock (excluding shares held by the offeror and its affiliates and associates), upon providing proper written notice, may direct the Board to call a special meeting of shareholders for the purposes of voting on a resolution authorizing the redemption of the Rights pursuant to the provisions of the Rights Agreement. Such meeting must be held on or prior to the 90th business day following the Company’s receipt of such written notice. A Qualified Offer means an offer that, among other things, is a fully financed all-cash tender offer or an exchange offer offering common shares of the offeror or a combination thereof; is an offer with respect to which the Board has not received an inadequacy opinion from its financial advisors; is an offer that is subject only to the minimum tender condition and other usual and customary terms and conditions; is an offer that includes a commitment of the offeror that the offer will remain open for a certain prescribed period of time; is an offer that contains a minimum tender condition of at least 50%; and is an offer pursuant to which the offeror has committed to consummate a prompt second step transaction. The Rights will expire on November 30, 2018, unless earlier redeemed by the Board, provided that if the stockholders do not ratify the Rights Agreement, the Rights will expire on November 30, 2016.

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
The following table presents basic and diluted income from continuing operations per common share information for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Basic income from continuing operations per common share:
Income from continuing operations	$219	$218	$598	$665
Less: Income from continuing operations allocable to participating securities	(2)	(2)	(6)	(7)
Income from continuing operations allocable to common shares	$217	$216	$592	$658
Weighted average common shares outstanding	420	440	431	440
Basic income from continuing operations per common share	$0.52	$0.49	$1.37	$1.50

Diluted income from continuing operations per common share:
Income from continuing operations	$219	$218	$598	$665
Less: Income from continuing operations allocable to participating securities	(2)	(2)	(6)	(7)
Income from continuing operations allocable to common shares	$217	$216	$592	$658
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	420	440	431	440
Weighted average effect of share-based payment awards	1	1	1	1
Denominator in calculation of diluted income per share	421	441	432	441
Diluted income from continuing operations per common share	$0.52	$0.49	$1.37	$1.49
For the three months ended December 31, 2015 and 2014, respectively, approximately 2 million and 1 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 4 million and 5 million for the three months ended December 31, 2015 and 2014, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.
For the nine months ended December 31, 2015 and 2014, respectively, approximately 2 million and 1 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 4 million and 4 million for the nine months ended December 31, 2015 and 2014, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(in millions)
Costs of licensing and maintenance	$2	$2	$5	$4
Cost of professional services	1	1	3	3
Selling and marketing	9	8	25	23
General and administrative	9	8	25	21
Product development and enhancements	4	4	12	14
Share-based compensation expense before tax	$25	$23	$70	$65
Income tax benefit	(8)	(7)	(22)	(20)
Net share-based compensation expense	$17	$16	$48	$45
The following table summarizes information about unrecognized share-based compensation costs at December 31, 2015:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$5	1.9
Restricted stock units	20	2.0
Restricted stock awards	68	2.0
Performance share units	27	2.4
Total unrecognized share-based compensation costs	$120	2.1
There were no capitalized share-based compensation costs for the three and nine months ended December 31, 2015 and 2014.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended December 31, 2015 and 2014, the Company issued stock options for approximately 0.9 million shares and 0.6 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

	Nine Months Ended December 31,
	2015	2014
Weighted average fair value	$4.68	$5.87
Dividend yield	3.37%	3.29%
Expected volatility factor (1)	23%	29%
Risk-free interest rate (2)	1.9%	2.1%
Expected life (in years) (3)	6.0	6.0

(1)
Expected volatility is measured using historical daily price changes of the Company’s common stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s traded options.

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes all of the RSAs and RSUs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2015		2014		2015	2014
	(shares in millions)
RSAs:
Shares	—	(3)	0.1		2.8	3.1
Weighted average grant date fair value (1)	$26.53		$29.72		$30.63	$28.97
RSUs:
Shares	—		—	(3)	0.9	0.8
Weighted average grant date fair value (2)	$—		$27.98		$28.72	$26.92

(1)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.

(2)
The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

(3)	Less than 0.1 million.
Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the offer period. The ESPP is non-compensatory. For the six-month offer period ended June 30, 2015, the Company issued approximately 0.1 million shares under the ESPP at $27.83 per share. For the six-month offer period ended December 31, 2015, the Company issued approximately 0.1 million shares under the ESPP at $27.13 per share. As of December 31, 2015, approximately 29.2 million shares are available for future issuances under the ESPP.

NOTE O – INCOME TAXES
Income tax expense for the three and nine months ended December 31, 2015 was approximately $59 million and $222 million, respectively, compared with income tax expense for the three and nine months ended December 31, 2014 of approximately $88 million and $248 million, respectively. For the three and nine months ended December 31, 2015, the Company recognized a net discrete tax benefit of approximately $19 million and $16 million, respectively, resulting primarily from the resolution of uncertain tax positions for non-U.S. jurisdictions, refinements of tax positions taken in prior periods and the retroactive reinstatement in December 2015 of the research and development tax credit in the U.S. For the three and nine months ended December 31, 2014, the Company recognized a net discrete tax benefit of approximately $6 million and $23 million, respectively, resulting from the resolution of uncertain tax positions upon the completion of the examination of the Company's U.S. federal income tax returns for the tax years ended March 31, 2012 and 2011, the expiration of the statute of limitations relating to uncertain tax positions for a non-U.S. jurisdiction and the retroactive reinstatement in December 2014 of the research and development tax credit in the U.S.
The Company’s estimated annual effective tax rate, which excludes the impact of discrete items, for the nine months ended December 31, 2015 and 2014 was 29.0% and 29.7%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal year 2016, which are not considered in the Company’s estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company’s consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarter of fiscal year 2016 and the Company is anticipating a fiscal year 2016 effective tax rate between 28% and 29%.

NOTE P – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
For the nine months ended December 31, 2015 and 2014, interest payments, net were approximately $56 million and $65 million, respectively, and income taxes paid, net from continuing operations were approximately $199 million and $238 million, respectively. For the nine months ended December 31, 2015 and 2014, the excess tax benefits from share-based incentive awards included in financing activities from continuing operations were approximately $3 million and $3 million, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-cash financing activities for the nine months ended December 31, 2015 and 2014 consisted of treasury common shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $42 million (net of approximately $28 million of income taxes withheld) and $43 million (net of approximately $27 million of income taxes withheld), respectively; discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $24 million and $26 million, respectively; and treasury common shares issued in connection with the Company’s Employee Stock Purchase Plan of approximately $5 million and $5 million, respectively.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The activity under this notional pooling arrangement for the nine months ended December 31, 2015 and 2014 was as follows:

	Nine Months Ended December 31,
	2015	2014
	(in millions)
Total borrowings outstanding at beginning of period (1)	$138	$139
Borrowings	3,237	4,226
Repayments	(3,230)	(4,145)
Foreign exchange effect	(6)	(82)
Total borrowings outstanding at end of period (1)	$139	$138

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

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
Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; certain foreign exchange derivative hedging gains and losses; charges relating to rebalancing initiatives that are large enough to require approval from the Board (i.e., costs associated with the Company’s Fiscal 2014 Plan); and other miscellaneous costs. The Company considers all costs of internally developed software as segment expense in the period the costs are incurred and as a result, the Company excludes amortization of internally developed software costs previously capitalized from segment expenses. A measure of segment assets is not currently provided to the Company’s Chief Executive Officer and has therefore not been disclosed.
The Company’s segment information for the three and nine months ended December 31, 2015 and 2014 was as follows:

Three Months Ended December 31, 2015	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$554	$398	$82	$1,034
Expenses	218	349	77	644
Segment profit	$336	$49	$5	$390
Segment operating margin	61%	12%	6%	38%
Depreciation	$9	$7	$—	$16

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended December 31, 2015:

(in millions)
Segment profit	$390
Less:
Purchased software amortization	39
Other intangibles amortization	11
Internally developed software products amortization	26
Share-based compensation expense	25
Other gains, net (1)	(4)
Interest expense, net	15
Income from continuing operations before income taxes	$278

(1)	Other gains, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Nine Months Ended December 31, 2015	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,668	$1,104	$244	$3,016
Expenses	641	996	227	1,864
Segment profit	$1,027	$108	$17	$1,152
Segment operating margin	62%	10%	7%	38%
Depreciation	$27	$20	$—	$47
Reconciliation of segment profit to income from continuing operations before income taxes for the nine months ended December 31, 2015:

(in millions)
Segment profit	$1,152
Less:
Purchased software amortization	106
Other intangibles amortization	36
Internally developed software products amortization	86
Share-based compensation expense	70
Other gains, net (1)	(2)
Interest expense, net	36
Income from continuing operations before income taxes	$820

(1)	Other gains, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Three Months Ended December 31, 2014	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$596	$405	$90	$1,091
Expenses	248	347	85	680
Segment profit	$348	$58	$5	$411
Segment operating margin	58%	14%	6%	38%
Depreciation	$10	$7	$—	$17

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended December 31, 2014:

(in millions)
Segment profit	$411
Less:
Purchased software amortization	28
Other intangibles amortization	14
Internally developed software products amortization	34
Share-based compensation expense	23
Other gains, net (1)	(6)
Interest expense, net	12
Income from continuing operations before income taxes	$306

(1)	Other gains, net consists of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Nine Months Ended December 31, 2014	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,820	$1,151	$268	$3,239
Expenses	717	999	256	1,972
Segment profit	$1,103	$152	$12	$1,267
Segment operating margin	61%	13%	4%	39%
Depreciation	$33	$21	$—	$54
Reconciliation of segment profit to income from continuing operations before income taxes for the nine months ended December 31, 2014:

(in millions)
Segment profit	$1,267
Less:
Purchased software amortization	87
Other intangibles amortization	45
Internally developed software products amortization	117
Share-based compensation expense	65
Other expenses, net (1)	2
Interest expense, net	38
Income from continuing operations before income taxes	$913

(1)	Other expenses, net consists of costs associated with the Fiscal 2014 Plan, certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.
The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(in millions)
United States	$671	$668	$1,935	$1,967
EMEA (1)	230	263	679	781
Other	133	160	402	491
Total revenue	$1,034	$1,091	$3,016	$3,239

(1)	Consists of Europe, the Middle East and Africa.

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

OVERVIEW
We are one of the world’s leading providers of information technology (IT) management software and solutions. Our solutions help organizations of all sizes plan, develop, manage, and secure applications and IT infrastructure that increase productivity and enhance competitiveness of their businesses in the digital economy. We do this across a wide range of environments, such as mainframe, distributed, cloud and mobile. The majority of the Global Fortune 500 relies on us to help manage their IT environments.
Our goal is to be the world’s leading independent software provider for IT management and security solutions that help organizations and enterprises plan, develop, manage, and secure modern IT architectures, across mainframe, distributed, cloud and mobile environments. To accomplish this, key elements of our strategy include:

•
Innovating in key product areas to extend our market position and differentiation. Our product development strategy is built around three key growth areas, where we are focused on innovating and delivering differentiated products and solutions: application development and IT operations (DevOps), Agile Management and Security across multiple platforms.

•
Addressing shifts in market dynamics and technology. We will innovate to deliver new, relevant, and differentiated solutions that enable our customers to build and manage increasingly complex IT environments and to embrace and benefit from the rapidly emerging application economy.  We are investing in areas such as Open Source, big data (the massive amounts of data generated and stored within and outside the enterprise) and data analytics, the Internet of Things (the ubiquitously connected network of devices, from servers to sensors, that has changed how we view computing), containers (a better approach to implementing code), making use of Application Programming Interfaces to deliver revenue, and an Agile approach to software development.

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

•
Pursuing new business models and expanded routes to market. While our traditional on-premise software delivery remains core to many large enterprise customers, we see cloud-based and lightweight try-and-buy models as increasingly attractive for our customers.  Our platform agnostic strategy allows customers to plan, develop, manage and secure their IT environment regardless of whether an application resides in the cloud or on a mainframe or whether it’s on-demand or on-premise.

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

•
Enterprise Solutions products operate on mainly non-mainframe platforms and include our DevOps, Agile Management and Security product groups. Our DevOps solutions include Application Delivery solutions, Application Performance Management solutions and Infrastructure Management solutions. Our suite of management applications delivered from the cloud enables increased speed and scale and includes our IT Business Management solutions, API Management solutions and Enterprise Mobility Management solutions. Our Security solutions focus on smart authentication and deliver identity-centric security solutions to meet the needs of today’s mobile, cloud-connected, open enterprises to succeed in the Application Economy.

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

EXECUTIVE SUMMARY
A summary of key results for the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 is as follows:
Revenue

•
Total revenue declined $57 million primarily as a result of an unfavorable foreign exchange effect of $51 million and, to a lesser extent, a decrease in subscription and maintenance revenue. These decreases were partially offset by an increase in revenue associated with our fiscal 2016 acquisitions of Rally and Xceedium, primarily reflected within Software fees and other revenue.

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

Bookings

•
Total bookings increased 16% primarily due to an increase in Mainframe Solutions renewals, an increase in contract duration and bookings related to our second quarter fiscal 2016 acquisitions of Rally and Xceedium.

•
Renewal bookings increased by a percentage in the low twenties compared with the year-ago period primarily due to an increase in Mainframe Solutions renewals. These renewals increased primarily due to the timing of several contracts renewing prior to their scheduled expiration date.

•
Total new product sales increased by a percentage in the mid-single digits compared with the year-ago period due to new product sales in connection with our second quarter fiscal 2016 acquisitions. Our second quarter fiscal 2016 acquisitions contributed approximately ten percent growth in the quarter.

•
Mainframe Solutions new product sales, including capacity, increased by a percentage in the high single digits compared with the year-ago period primarily due to new sales made in connection with the increase in renewals.

•
Enterprise Solutions new product sales increased by a percentage in the low single digits compared with the year-ago period primarily due to new sales that are associated with our second quarter fiscal 2016 acquisitions, which contributed mid-teens growth in the quarter.

•
We expect our fiscal 2016 renewal portfolio to increase by a percentage in the mid-twenties compared with fiscal 2015. Excluding the large system integrator renewal that occurred during the second quarter of fiscal 2016, we currently expect our fiscal 2016 renewal portfolio to be generally consistent or increase by a percentage in the low single digits.

Expenses

•
Operating expenses decreased primarily as a result of a favorable foreign exchange effect and a decrease in non-acquisition personnel-related costs, partially offset by costs from our second quarter fiscal 2016 acquisitions of Rally and Xceedium.

Income taxes

•	We anticipate a fiscal 2016 effective tax rate between 28% and 29%.

Diluted income per common share from continuing operations

•
Diluted income per common share from continuing operations increased to $0.52 from $0.49 primarily due to a decrease in the effective tax rate for the quarter and a decrease in the weighted average shares outstanding compared with the year-ago period as a result of the share repurchase arrangement with Careal Holding AG (Careal). These items were partially offset by an unfavorable foreign exchange effect.

Segment results

•
Mainframe Solutions revenue decreased primarily due to an unfavorable foreign exchange effect and, to a lesser extent, insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin increased compared with the year-ago period primarily due to the decrease in total operating costs.

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

•
Services revenue decreased primarily due to an unfavorable foreign exchange effect and, to a lesser extent, a decline in professional services engagements in the first half of fiscal 2016 and fiscal 2015. Operating margin for professional services was consistent with the year-ago period.

Cash flows from continuing operations

•
Net cash provided by operating activities from continuing operations was $332 million, representing an increase of $19 million. Net cash provided by operating activities increased compared with the year-ago period due to the decrease in vendor disbursements and payroll of $59 million, partially offset by the decrease in cash collections of $21 million, primarily as a result of an unfavorable effect of foreign exchange, an increase in income tax payments, net of $11 million and the increase in other disbursements, net of $8 million.

QUARTERLY UPDATE

•	In October 2015, we entered into an agreement with Bank of America, N.A. for a $300 million term loan with a maturity date of April 20, 2022.

•	In November 2015, we entered into and closed on an arrangement with Careal to repurchase 22 million shares of our common stock in a private transaction.

•
In November 2015, we held our user conference, CA World ‘15. This event showcased our unique strength in serving customers in the Application Economy. The event highlighted our solutions as well as our vision of the future to thousands of customers and partners.

•
In November 2015, our Board of Directors (the Board) approved a new stock repurchase program that authorized the Company to acquire up to $750 million of its common stock. At December 31, 2015, the new $750 million stock repurchase program remained fully outstanding. We anticipate repurchasing shares of our common stock under this new stock repurchase program beginning in fiscal 2017.

•
In November 2015, we announced our intention to increase the dividend per share in fiscal 2017, subject to quarterly Board approval, to $1.02 per share for the year, or $0.255 per share on a quarterly basis. This would be an increase from the current $1.00 per share annual dividend, or $0.25 per share on a quarterly basis.

PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Third Quarter Comparison Fiscal
	2016 (1)	2015 (1)	Dollar Change	Percentage Change
	(dollars in millions)
Total revenue	$1,034	$1,091	$(57)	(5)%
Income from continuing operations	$219	$218	$1	—%
Net cash provided by operating activities - continuing operations	$332	$313	$19	6%
Total bookings	$1,242	$1,067	$175	16%
Subscription and maintenance bookings	$1,013	$880	$133	15%
Weighted average subscription and maintenance license agreement duration in years	3.76	3.29	0.47	14%

(1)	Information presented excludes the results of our discontinued operations.

	First Nine Months Comparison Fiscal
	2016 (1)	2015 (1)	Dollar Change	Percentage Change
	(dollars in millions)
Total revenue	$3,016	$3,239	$(223)	(7)%
Income from continuing operations	$598	$665	$(67)	(10)%
Net cash provided by operating activities - continuing operations	$563	$545	$18	3%
Total bookings	$3,287	$2,540	$747	29%
Subscription and maintenance bookings	$2,730	$2,054	$676	33%
Weighted average subscription and maintenance license agreement duration in years	4.00	3.32	0.68	20%

(1)	Information presented excludes the results of our discontinued operations.

	December 31, 2015	March 31, 2015	Change From Year End	December 31, 2014	Change From Prior Year Quarter
	(in millions)
Cash and cash equivalents	$2,353	$2,804	$(451)	$2,683	$(330)
Total debt	$1,964	$1,263	$701	$1,260	$704
Total expected future cash collections from committed contracts (1) (2)	$4,768	$4,205	$563	$4,601	$167
Total revenue backlog (1) (2)	$6,800	$6,530	$270	$6,685	$115
Total current revenue backlog (1) (2)	$3,030	$3,141	$(111)	$3,189	$(159)

(1)	Information presented excludes the results of our discontinued operations.

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

RESULTS OF OPERATIONS
The following tables present revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the third quarter and first nine months of fiscal 2016 and fiscal 2015 and the period-over-period dollar and percentage changes for those line items. These comparisons of past results are not necessarily indicative of future results.

	Third Quarter Comparison Fiscal 2016 Versus Fiscal 2015
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2016 (1)	2015 (1)	2016 / 2015	2016 / 2015	2016	2015
	(dollars in millions)
Revenue:
Subscription and maintenance	$828	$892	$(64)	(7)%	80%	82%
Professional services	82	90	(8)	(9)	8	8
Software fees and other	124	109	15	14	12	10
Total revenue	$1,034	$1,091	$(57)	(5)%	100%	100%
Expenses:
Costs of licensing and maintenance	$73	$74	$(1)	(1)%	7%	7%
Cost of professional services	75	84	(9)	(11)	7	8
Amortization of capitalized software costs	65	62	3	5	6	6
Selling and marketing	277	283	(6)	(2)	27	26
General and administrative	90	90	—	—	9	8
Product development and enhancements	133	143	(10)	(7)	13	13
Depreciation and amortization of other intangible assets	27	31	(4)	(13)	3	3
Other expenses, net	1	6	(5)	(83)	—	1
Total expenses before interest and income taxes	$741	$773	$(32)	(4)%	72%	71%
Income from continuing operations before interest and income taxes	$293	$318	$(25)	(8)%	28%	29%
Interest expense, net	15	12	3	25	1	1
Income from continuing operations before income taxes	$278	$306	$(28)	(9)%	27%	28%
Income tax expense	59	88	(29)	(33)	6	8
Income from continuing operations	$219	$218	$1	—%	21%	20%

(1)	Information presented excludes the results of our discontinued operations.
Note: Amounts may not add to their respective totals due to rounding.

	First Nine Months Comparison Fiscal 2016 Versus Fiscal 2015
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2016 (1)	2015 (1)	2016 / 2015	2016 / 2015	2016	2015
	(dollars in millions)
Revenue:
Subscription and maintenance	$2,496	$2,709	$(213)	(8)%	83%	84%
Professional services	244	268	(24)	(9)	8	8
Software fees and other	276	262	14	5	9	8
Total revenue	$3,016	$3,239	$(223)	(7)%	100%	100%
Expenses:
Costs of licensing and maintenance	$209	$217	$(8)	(4)%	7%	7%
Cost of professional services	224	253	(29)	(11)	7	8
Amortization of capitalized software costs	192	204	(12)	(6)	6	6
Selling and marketing	751	782	(31)	(4)	25	24
General and administrative	279	269	10	4	9	8
Product development and enhancements	420	443	(23)	(5)	14	14
Depreciation and amortization of other intangible assets	83	99	(16)	(16)	3	3
Other expenses, net	2	21	(19)	(90)	—	1
Total expenses before interest and income taxes	$2,160	$2,288	$(128)	(6)%	72%	71%
Income from continuing operations before interest and income taxes	$856	$951	$(95)	(10)%	28%	29%
Interest expense, net	36	38	(2)	(5)	1	1
Income from continuing operations before income taxes	$820	$913	$(93)	(10)%	27%	28%
Income tax expense	222	248	(26)	(10)	7	8
Income from continuing operations	$598	$665	$(67)	(10)%	20%	21%

(1)	Information presented excludes the results of our discontinued operations.
Note: Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
Total revenue in the third quarter and first nine months of fiscal 2016 decreased compared with the third quarter and first nine months of fiscal 2015 primarily as a result of an unfavorable foreign exchange effect of $51 million and $184 million during the third quarter and first nine months of fiscal 2016, respectively, and, to a lesser extent, a decrease in subscription and maintenance revenue as described below. The decreases were partially offset by an increase in revenue during the third quarter and first nine months of fiscal 2016 of $38 million and $63 million associated with our fiscal 2016 acquisitions of Rally and Xceedium (“our second quarter fiscal 2016 acquisitions”), primarily reflected within software fees and other revenue.
As a result of insufficient revenue from new sales to offset the decline in revenue contribution from renewals and an expected unfavorable foreign exchange effect, we expect a year-over-year decrease in total revenue for fiscal 2016 compared with fiscal 2015. Excluding the expected unfavorable foreign exchange effect, we currently expect fiscal 2016 revenue to be consistent or slightly down as compared with fiscal 2015. Since the percentage of Enterprise Solutions new product sales recognized on an up-front basis were lower than historical levels for the first half of fiscal 2016, we believe it is more likely that our fiscal 2016 revenue would be slightly down compared with fiscal 2015. We anticipate a stronger fourth quarter fiscal 2016 year-over-year revenue performance when compared to our third quarter fiscal 2016 year-over-year revenue performance.

Subscription and Maintenance
Subscription and maintenance revenue for the third quarter and first nine months of fiscal 2016 decreased compared with the third quarter and first nine months of fiscal 2015, respectively, primarily due to an unfavorable foreign exchange effect of $42 million and $158 million for the third quarter and first nine months of fiscal 2016, respectively, and, to a lesser extent, a decrease in Mainframe Solutions revenue (see “Performance of Segments” below).
Professional Services
Professional services revenue primarily includes product implementation, consulting, customer education and customer training. Professional services revenue for the third quarter and first nine months of fiscal 2016 decreased compared with the third quarter and first nine months of fiscal 2015, respectively. This decrease was primarily due to an unfavorable foreign exchange effect of $4 million and $15 million for the third quarter and first nine months of fiscal 2016, respectively, and, to a lesser extent, a decline in professional services engagements in the first half of fiscal 2016 and fiscal 2015. For the third quarter and first nine months of fiscal 2016, professional services revenue includes revenue of $6 million and $11 million, respectively, from our second quarter fiscal 2016 acquisitions. For the long term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements.
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
Software fees and other revenue for the third quarter of fiscal 2016 increased compared with the third quarter of fiscal 2015 due to an increase of $30 million from revenue associated with our second quarter fiscal 2016 acquisitions, mainly due to SaaS revenue from Rally.
Software fees and other revenue for the first nine months of fiscal 2016 increased compared with the first nine months of fiscal 2015 due to an increase of $48 million from revenue associated with our second quarter fiscal 2016 acquisitions, mainly due to SaaS revenue from Rally. This increase was partially offset by an unfavorable foreign exchange effect of $11 million for the first nine months of fiscal 2016 and a decrease in the percentage of Enterprise Solutions product sales recognized on an up-front basis during the first half of fiscal 2016.
Total Revenue by Geography
The following tables present the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the third quarter and first nine months of fiscal 2016 and the third quarter and first nine months of fiscal 2015.

	Third Quarter Comparison Fiscal 2016 Versus Fiscal 2015
	2016 (1)	Percentage of Total Revenue	2015 (1)	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$671	65%	$668	61%	$3	—%
International	363	35	423	39	(60)	(14)
Total Revenue	$1,034	100%	$1,091	100%	$(57)	(5)%

(1)	Information presented excludes the results of our discontinued operations.

	First Nine Months Comparison Fiscal 2016 Versus Fiscal 2015
	2016 (1)	Percentage of Total Revenue	2015 (1)	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$1,935	64%	$1,967	61%	$(32)	(2)%
International	1,081	36	1,272	39	(191)	(15)
Total Revenue	$3,016	100%	$3,239	100%	$(223)	(7)%

(1)	Information presented excludes the results of our discontinued operations.

Revenue in the United States for the third quarter of fiscal 2016 increased slightly compared with the third quarter of fiscal 2015 primarily due to our second quarter fiscal 2016 acquisitions. International revenue decreased for the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 primarily due to an unfavorable foreign exchange effect of $51 million during the third quarter of fiscal 2016.
Revenue in the United States for the first nine months of fiscal 2016 decreased compared with the first nine months of fiscal 2015 primarily due to a decrease in subscription and maintenance revenue, partially offset by revenue from our second quarter fiscal 2016 acquisitions. International revenue decreased for the first nine months of fiscal 2016 compared with the first nine months of fiscal 2015 due to an unfavorable foreign exchange effect of $184 million during the first nine months of fiscal 2016.
Product price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.
Expenses
Operating Expenses
Operating expenses for the third quarter of fiscal 2016 decreased compared with the third quarter of fiscal 2015 primarily as a result of a favorable foreign exchange effect of $20 million, a decrease in non-acquisition personnel-related costs of $30 million and decreases in other individual expense line items as described below, partially offset by costs of $46 million from our second quarter fiscal 2016 acquisitions.
Operating expenses for the first nine months of fiscal 2016 decreased compared with the first nine months of fiscal 2015 primarily as a result of a favorable foreign exchange effect of $80 million and decrease in non-acquisition personnel-related costs of $63 million and changes within “Other expenses, net” as described below. These amounts were partially offset by costs of $104 million from our second quarter fiscal 2016 acquisitions. Costs associated with our second quarter fiscal 2016 acquisitions predominately affected our Enterprise Solutions segment. In addition, during the first nine months of fiscal 2015, amortization expenses included an impairment charge of $13 million.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, SaaS hosting, and other manufacturing and distribution costs. Costs of licensing and maintenance in the third quarter of fiscal 2016 was consistent compared with the third quarter of fiscal 2015. Costs of licensing and maintenance in the first nine months of fiscal 2016 decreased compared with the first nine months of fiscal 2015 primarily due to a favorable foreign exchange effect of $7 million and a decrease in non-acquisition personnel-related costs, which were partially offset by an increase in costs from our second quarter fiscal 2016 acquisitions.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the third quarter and first nine months of fiscal 2016 decreased compared with the third quarter and first nine months of fiscal 2015 primarily due to a decrease in non-acquisition personnel-related costs of $3 million and $14 million, respectively, mainly as a result of our prior period severance actions, a decrease in external consulting costs of $5 million and $11 million, respectively, and a favorable foreign exchange effect of $3 million and $13 million, respectively, partially offset by an increase in expenses of $6 million and $11 million for the third quarter and first nine months of fiscal 2016, respectively, from our second quarter fiscal 2016 acquisitions.
Operating margin for professional services increased to 9% for the third quarter of fiscal 2016 compared with 7% for the third quarter of fiscal 2015. Operating margin for professional services increased to 8% for the first nine months of fiscal 2016 compared with 6% for the first nine months of fiscal 2015. The increase in operating margin for professional services was primarily attributable to the decrease in non-acquisition personnel-related costs as mentioned above.
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
Amortization of capitalized software costs for the third quarter of fiscal 2016 increased compared with the third quarter of fiscal 2015 as a result of amortization of capitalized software costs related to our second quarter fiscal 2016 acquisitions.

Amortization of capitalized software costs for the first nine months of fiscal 2016 decreased compared with the first nine months of fiscal 2015 as a result of a decrease in amortization expense from capitalized software costs that became fully amortized in recent periods, partially offset by amortization of capitalized software costs related to our second quarter fiscal 2016 acquisitions. In addition, during the first nine months of fiscal 2015, amortization expenses included an impairment charge of $13 million. As disclosed in our 2015 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations, due to our Agile development methodologies, we no longer capitalize any significant amounts of internally developed software costs.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. For the third quarter of fiscal 2016, the decrease in selling and marketing expenses compared with the third quarter of fiscal 2015 was primarily attributable to a favorable foreign exchange effect of $13 million and a decrease in non-acquisition personnel-related costs of $10 million as a result of a lower headcount, partially offset by costs of $19 million from our second quarter fiscal 2016 acquisitions.
For the first nine months of fiscal 2016, the decrease in selling and marketing expenses compared with the first nine months of fiscal 2015 was primarily attributable to a favorable foreign exchange effect of $40 million and a decrease in non-acquisition personnel-related costs of $26 million as a result of a lower headcount, partially offset by costs of $35 million from our second quarter fiscal 2016 acquisitions.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. General and administrative expenses was consistent for the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015. General and administrative expenses increased for the first nine months of fiscal 2016 compared with the first nine months of fiscal 2015 primarily due to $28 million of costs associated with our second quarter fiscal 2016 acquisitions, partially offset by a favorable foreign exchange effect of $20 million.
Product Development and Enhancements
For the third quarter of fiscal 2016 and fiscal 2015, product development and enhancements expense represented 13% and 13%, respectively, of total revenue. For the third quarter of fiscal 2016, product development and enhancements expense decreased compared with the third quarter of fiscal 2015 primarily as a result of a decrease in non-acquisition personnel-related costs of $12 million, partially offset by $10 million of additional costs from our second quarter fiscal 2016 acquisitions.
For the first nine months of fiscal 2016 and fiscal 2015, product development and enhancements expense represented 14% and 14%, respectively, of total revenue. The decrease in product development and enhancements expense was primarily attributable to the decrease in non-acquisition personnel-related costs of $21 million as a result of a lower headcount and a favorable foreign exchange effect of $11 million, partially offset by an increase in costs of $21 million from our second quarter fiscal 2016 acquisitions.
Depreciation and Amortization of Other Intangible Assets
For the third quarter and first nine months of fiscal 2016, depreciation and amortization expense decreased compared with the third quarter and first nine months of fiscal 2015, respectively, primarily due to a decrease in property and equipment depreciation expense and, to a lesser extent, a decrease in amortization expense associated with other intangible assets that became fully amortized in recent periods.
Other Expenses, Net
The summary of other expenses, net was as follows:

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015
	(dollars in millions)
Fiscal 2014 Plan	$—	$(1)
Legal settlements	1	11
Gains from foreign exchange derivative contracts	(3)	(10)
Losses from foreign exchange rate fluctuations	4	3
Other miscellaneous items	(1)	3
Total	$1	$6

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015
	(dollars in millions)
Fiscal 2014 Plan	$—	$20
Legal settlements	(14)	13
Gains from foreign exchange derivative contracts	—	(22)
Losses from foreign exchange rate fluctuations	16	8
Other miscellaneous items	—	2
Total	$2	$21
During the third quarter and first nine months of fiscal 2016, other expenses (gains), net included a foreign currency transaction loss of $6 million and $7 million, respectively, relating to the remeasurement of monetary assets and liabilities of our Argentina subsidiary. This loss arose from the change in the foreign currency rate that was in effect for Argentina during the period. As of December 31, 2015, our net monetary assets in Argentina are less than $15 million and could be subject to further foreign currency losses. However, while the amounts and timing of these potential losses are unknown, they are not expected to materially affect our financial position or operating results.
During the first nine months of fiscal 2016, we recognized a gain from various favorable adjustments associated with our legal accruals and a legal settlement.
Interest Expense, Net
Interest expense, net for the third quarter of fiscal 2016 increased compared with the third quarter of fiscal 2015, as a result of interest associated with the issuance of our August 2015 3.600% Senior Notes Due August 2020 during the second quarter of fiscal 2016 and a new term loan agreement entered into during the third quarter of fiscal 2016. Interest expense, net for the first nine months of fiscal 2016 decreased compared with the first nine months of fiscal 2015 primarily due to the repayment of our 6.125% Senior Notes Due December 2014 during the third quarter of fiscal 2015.
Income Taxes
Income tax expense for the third quarter and first nine months of fiscal 2016 was $59 million and $222 million, respectively, compared with income tax expense for the third quarter and first nine months of fiscal 2015 of $88 million and $248 million, respectively. For the third quarter and first nine months of fiscal 2016, we recognized a net discrete tax benefit of $19 million and $16 million, respectively, resulting primarily from the resolution of uncertain tax positions for non-U.S. jurisdictions, refinements of tax positions taken in prior periods and the retroactive reinstatement in December 2015 of the research and development tax credit in the U.S. For the third quarter and first nine months of fiscal 2015, we recognized a net discrete tax benefit of $6 million and $23 million, respectively, resulting from the resolutions of uncertain tax positions upon the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2012 and 2011, the expiration of the statute of limitations relating to uncertain tax positions for a non-U.S. jurisdiction and the retroactive reinstatement in December 2014 of the research and development tax credit in the U.S.
Our estimated annual effective tax rate, which excludes the impact of discrete items, for the first nine months of fiscal 2016 and fiscal 2015 was 29.0% and 29.7%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal 2016, which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarter of fiscal 2016 and we are anticipating a fiscal 2016 effective tax rate between 28% and 29%.
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

Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; certain foreign exchange derivative hedging gains and losses; charges relating to rebalancing initiatives that are large enough to require approval from the Board (i.e., costs associated with our Fiscal 2014 Plan); and other miscellaneous costs. We consider all costs of internally developed software as segment expenses in the period the costs are incurred, and as a result, we will add back capitalized internal software costs and exclude amortization of internally developed software costs previously capitalized from segment expenses.
Segment financial information for the third quarter and first nine months of fiscal 2016 and fiscal 2015 was as follows:

Mainframe Solutions	Third Quarter Fiscal 2016 (1)	Third Quarter Fiscal 2015 (1)
	(dollars in millions)
Revenue	$554	$596
Expenses	218	248
Segment profit	$336	$348
Segment operating margin	61%	58%

(1)	Information presented excludes the results of our discontinued operations.

Mainframe Solutions	First Nine Months Fiscal 2016 (1)	First Nine Months Fiscal 2015 (1)
	(dollars in millions)
Revenue	$1,668	$1,820
Expenses	641	717
Segment profit	$1,027	$1,103
Segment operating margin	62%	61%

(1)	Information presented excludes the results of our discontinued operations.
Mainframe Solutions revenue for the third quarter of fiscal 2016 decreased compared with the year-ago period primarily due to an unfavorable foreign exchange effect of $28 million and, to a lesser extent, insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin for the third quarter of fiscal 2016 increased compared with the year-ago period primarily due to a decrease in total operating expenses.
Mainframe Solutions revenue for the first nine months of fiscal 2016 decreased compared with the year-ago period primarily due to an unfavorable foreign exchange effect of $106 million and, to a lesser extent, insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin for the first nine months of fiscal 2016 increased compared with the year-ago period primarily due to a decrease in total operating expenses.

Enterprise Solutions	Third Quarter Fiscal 2016 (1)	Third Quarter Fiscal 2015 (1)
	(dollars in millions)
Revenue	$398	$405
Expenses	349	347
Segment profit	$49	$58
Segment operating margin	12%	14%

(1)	Information presented excludes the results of our discontinued operations.

Enterprise Solutions	First Nine Months Fiscal 2016 (1)	First Nine Months Fiscal 2015 (1)
	(dollars in millions)
Revenue	$1,104	$1,151
Expenses	996	999
Segment profit	$108	$152
Segment operating margin	10%	13%

(1)	Information presented excludes the results of our discontinued operations.

Enterprise Solutions revenue for the third quarter of fiscal 2016 decreased compared with the year-ago period primarily due to an unfavorable foreign exchange effect of $19 million. Excluding the unfavorable effect of foreign exchange, Enterprise Solutions revenue increased as a result of additional revenue associated with our second quarter fiscal 2016 acquisitions. Enterprise Solutions operating margin for the third quarter of fiscal 2016 decreased compared with the year-ago period primarily due to an increase in expenses as a result of our second quarter fiscal 2016 acquisitions.
Enterprise Solutions revenue for the first nine months of fiscal 2016 decreased compared with the year-ago period primarily due to an unfavorable foreign exchange effect of $63 million. Excluding the unfavorable effect of foreign exchange, Enterprise Solutions revenue increased as a result of additional revenue associated with our second quarter fiscal 2016 acquisitions. Enterprise Solutions operating margin for the first nine months of fiscal 2016 decreased compared with the year-ago period primarily due to an increase in expenses as a result of our second quarter fiscal 2016 acquisitions.

Services	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015
	(dollars in millions)
Revenue	$82	$90
Expenses	77	85
Segment profit	$5	$5
Segment operating margin	6%	6%

Services	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015
	(dollars in millions)
Revenue	$244	$268
Expenses	227	256
Segment profit	$17	$12
Segment operating margin	7%	4%
Services revenue for the third quarter of fiscal 2016 decreased compared with the year-ago period primarily due an unfavorable foreign exchange effect of $4 million and, to a lesser extent, a decline in professional services engagements in the first half of fiscal 2016 and fiscal 2015. Operating margin for Services for the third quarter of fiscal 2016 was consistent with the year-ago period.
Services revenue for the first nine months of fiscal 2016 decreased compared with the year-ago period primarily due to an unfavorable foreign exchange effect of $15 million and, to a lesser extent, a decline in professional services engagements in the first half of fiscal 2016 and fiscal 2015. Operating margin for Services increased to 7% for the first nine months of fiscal 2016 compared with 4% for the first nine months of fiscal 2015 primarily due to a decrease in non-acquisition personnel-related costs as a result of our prior period severance actions and a decrease in external consulting costs.
Refer to Note Q, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Bookings
Third Quarter Comparison Fiscal 2016 Versus Fiscal 2015
Total Bookings: For the third quarter of fiscal 2016 and fiscal 2015, total bookings were $1,242 million and $1,067 million, respectively. The increase in total bookings was primarily due to an increase in Mainframe Solutions renewals, an increase in contract duration and bookings related to our second quarter fiscal 2016 acquisitions.
Subscription and Maintenance Bookings: For the third quarter of fiscal 2016 and fiscal 2015, subscription and maintenance bookings were $1,013 million and $880 million, respectively. The increase in subscription and maintenance bookings was primarily attributable to the increase in Mainframe Solutions renewals and an increase in contract duration.

•
Renewal Bookings: For the third quarter of fiscal 2016, renewal bookings increased by a percentage in the low twenties compared with the third quarter of fiscal 2015 primarily due to an increase in Mainframe Solutions renewals. These renewals increased primarily due to the timing of several contracts renewing prior to their scheduled expiration dates in the fourth quarter of fiscal 2016 and during fiscal 2017 and an increase weighted average subscription and maintenance license agreement duration in years (contract duration). In the third quarter of fiscal 2016, contracts renewed prior to their scheduled expiration dates primarily due to customer requests relating to additional capacity. We believe this represents a positive reflection on the current mainframe cycle. In any given quarter, renewals can close before their scheduled renewal date for a number of reasons, including customer preference, customer needs for additional products or capacity, or our preference. The level of contracts closed prior to scheduled expiration dates and the reasons for such closings can vary from quarter to quarter. Excluding the unfavorable effect of foreign exchange, renewal bookings for the third quarter of fiscal 2016 would have increased by approximately 30% compared with the third quarter of fiscal 2015.

•
Renewal Yield: For the third quarter of fiscal 2016, our percentage renewal yield was in the mid-80 percentage range. This was primarily due to a large North American financial services customer transitioning to an application that required fewer of our products to support their business. Excluding this one large customer that elected not to renew, our percentage renewal yield would have been in the low-90 percentage range.

•
License Agreements over $10 million: During the third quarter of fiscal 2016, we executed a total of 18 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $593 million. During the third quarter of fiscal 2015, we executed a total of 18 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $394 million.

•
Annualized Subscription and Maintenance Bookings and Weighted Average Subscription and Maintenance License Agreement Duration in Years: Annualized subscription and maintenance bookings increased from $267 million in the third quarter of fiscal 2015 to $269 million in the third quarter of fiscal 2016. The weighted average subscription and maintenance license agreement duration in years increased from 3.29 in the third quarter of fiscal 2015 to 3.76 in the third quarter of fiscal 2016. This increase was primarily a result of the contract lengths of the larger deals entered into during the third quarter of fiscal 2016. Although each contract is subject to terms negotiated by the respective parties, we do not expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

Total New Product Sales: Within total bookings, total new product sales increased by a percentage in the mid-single digits for the third quarter of fiscal 2016 compared with the year-ago period due to new product sales in connection with our second quarter fiscal 2016 acquisitions. Our second quarter fiscal 2016 acquisitions contributed approximately ten percent growth in total new product sales in the quarter. Total new product sales were also positively affected by new sales in connection with an increased level of renewals that had attach rates consistent with historical performance and improved sales execution. Excluding the unfavorable effect of foreign exchange, total new product sales increased by a percentage slightly above ten percent compared with the year-ago period. Excluding the unfavorable effect of foreign exchange, our second quarter fiscal 2016 acquisitions contributed slightly above ten percent growth in total new product sales in the quarter. Within total new product sales, we saw an increase in our Named and Growth customers.
Within Total New Product Sales:

•
Mainframe Solutions New Product Sales: For the third quarter of fiscal 2016, Mainframe Solutions new product sales, including capacity, increased by a percentage in the high single digits compared with the year-ago period primarily due to new sales made in connection with the increase in renewals. Excluding the unfavorable effect of foreign exchange, Mainframe Solutions new product sales, including capacity, increased by a percentage in mid-teens compared with the year-ago period. Overall, we expect our mainframe solutions revenue to decline by a percentage in the low single digits over the medium term, which we believe is in line with the mainframe market.

•
Enterprise Solutions New Product Sales: For the third quarter of fiscal 2016, Enterprise Solutions new product sales increased by a percentage in the low single digits compared with the year-ago period due to new product sales that are associated with our second quarter fiscal 2016 acquisitions, which contributed mid-teens growth in the quarter. Excluding the unfavorable effect of foreign exchange, Enterprise Solutions new product sales increased by a percentage in the high single digits.

Total Bookings by Geography: Total bookings in the third quarter of fiscal 2016 compared with the year-ago period increased in the United States and the Europe, Middle East and Africa region. Total bookings decreased in the Asia Pacific Japan and Latin America regions.
New Product Sales by Geography: Total new product sales in the third quarter of fiscal 2016 compared with the year-ago period increased in the United States and decreased in all other regions. Excluding the unfavorable effect of foreign exchange, total new product sales in the Europe, Middle East and Africa region would have increased in the mid-single digits.

First Nine Months Comparison Fiscal 2016 Versus Fiscal 2015
Total Bookings: For the first nine months of fiscal 2016 and fiscal 2015, total bookings were $3,287 million and $2,540 million, respectively. The increase in bookings was primarily due to an increase in renewal bookings, including the renewal with a large system integrator in excess of $500 million that occurred during the second quarter of fiscal 2016, an increase in contract duration and bookings relating to our second quarter fiscal 2016 acquisitions.
Subscription and Maintenance Bookings: For the first nine months of fiscal 2016 and fiscal 2015, subscription and maintenance bookings were $2,730 million and $2,054 million, respectively. The increase in subscription and maintenance bookings was primarily attributable to the increase in renewal bookings and an increase in contract duration, including the aforementioned renewal with a large system integrator.

•	Renewal Bookings:
Including the Large System Integrator: For the first nine months of fiscal 2016, renewal bookings increased by a percentage in the low forties compared with the year-ago period primarily due to the aforementioned renewal with a large system integrator. Excluding the unfavorable effect of foreign exchange, renewal bookings for the first nine months of fiscal 2016 increased by a percentage in the high forties compared with the year-ago period.
Excluding the Large System Integrator: Excluding the large system integrator renewal, renewal bookings increased by a percentage in the high single digits for the first nine months of fiscal 2016 compared with the year-ago period primarily due to the increase in renewal bookings during the third quarter of fiscal 2016. Excluding the unfavorable effect of foreign exchange, renewal bookings for the first nine months of fiscal 2016 increased by a percentage in the mid-teens compared with the year-ago period.

•
License Agreements over $10 million: During the first nine months of fiscal 2016, we executed a total of 35 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,694 million. During the first nine months of fiscal 2015, we executed a total of 32 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $941 million.

•
Annualized Subscription and Maintenance Bookings and Weighted Average Subscription and Maintenance License Agreement Duration in Years: Annualized subscription and maintenance bookings increased from $619 million in the first nine months of fiscal 2015 to $683 million in the first nine months of fiscal 2016. The weighted average subscription and maintenance license agreement duration in years increased from 3.32 in the first nine months of fiscal 2015 to 4.00 in the first nine months of fiscal 2016. This increase was primarily a result of the aforementioned renewal with a large system integrator which had a term greater than 5 years.

•
Full Year 2016 Outlook: As a result of the terms of the aforementioned large system integrator renewal and our third quarter renewals, we now expect our fiscal 2016 renewal portfolio to increase by a percentage in the mid-twenties compared with fiscal 2015. Excluding the aforementioned large system integrator renewal, we currently expect our fiscal 2016 renewal portfolio to be generally consistent or increase by a percentage in the low single digits. Excluding the unfavorable effect of foreign exchange only, we currently expect our fiscal 2016 renewal portfolio to increase by approximately thirty percent. Excluding both the aforementioned large system integrator renewal and the unfavorable effect of foreign exchange, we currently expect our fiscal 2016 renewal portfolio to increase by a percentage in the mid to high single digits.

Total New Product Sales: Within total bookings, total new product sales increased by a percentage in the low teens for the first nine months of fiscal 2016 compared with the year-ago period. Excluding the unfavorable effect of foreign exchange, total new product sales increased by a percentage in the high teens. These increases were primarily due to the new sales made in connection with the aforementioned renewal with a large system integrator and our second quarter fiscal 2016 acquisitions. Excluding our second quarter fiscal 2016 acquisitions, total new product sales increased by a percentage in the mid-single digits for the first nine months of fiscal 2016 compared with the year-ago period. Excluding both the unfavorable effect of foreign exchange and second quarter fiscal 2016 acquisitions, total new product sales increased by a percentage in the low teens for the first nine months of fiscal 2016 compared with the year-ago period.

•
Mainframe Solutions New Product Sales: For the first nine months of fiscal 2016, Mainframe Solutions new product sales, including capacity, increased by a percentage in the mid-twenties compared with the year-ago period primarily due to the aforementioned renewal with a large system integrator and new product sales in connection with other renewals. Excluding the unfavorable effect of foreign exchange, Mainframe Solutions new product sales increased by a percentage in the mid-thirties.

•
Enterprise Solutions New Product Sales: For the first nine months of fiscal 2016, Enterprise Solutions new product sales increased by a percentage in the mid-single digits compared with the year-ago period primarily as a result of Enterprise Solutions new product sales associated with our second quarter fiscal 2016 acquisitions. Excluding the unfavorable effect of foreign exchange, Enterprise Solutions new product sales increased by a percentage in the low teens. Excluding our second quarter fiscal 2016 acquisitions, Enterprise Solutions new product sales decreased by a percentage in the low single digits for the first nine months of fiscal 2016 compared with the year-ago period. Excluding both the unfavorable effect of foreign exchange and second quarter fiscal 2016 acquisitions, Enterprise Solutions new product sales increased by a percentage in the mid-single digits for the first nine months of fiscal 2016 compared with the year-ago period.

Total Bookings by Geography: Total bookings in the first nine months of fiscal 2016 compared with the year-ago period increased in the United States and the Europe, Middle East and Africa region. Total bookings decreased in the Asia Pacific Japan and Latin America regions.
New Product Sales by Geography: Total new product sales in the first nine months of fiscal 2016 compared with the year-ago period increased in the United States and Latin America region. Total new product sales decreased in the Europe, Middle East and Africa and Asia Pacific Japan regions. Excluding the unfavorable effect of foreign exchange, the Europe, Middle East and Africa region would have increased by approximately ten percent.

LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 84% held in our subsidiaries outside the United States at December 31, 2015. Cash and cash equivalents totaled $2,353 million at December 31, 2015, representing a decrease of $451 million from the March 31, 2015 balance of $2,804 million. During the first nine months of fiscal 2016, there was a $38 million unfavorable translation effect from foreign exchange rates on cash held outside the United States in currencies other than the U.S. dollar.
Although 84% of our cash and cash equivalents is held by foreign subsidiaries, we currently neither intend nor expect a need to repatriate these funds to the United States in the foreseeable future. We expect existing domestic cash, cash equivalents, cash flows from operations and borrowings to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding for capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding for capital expenditures, acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter.
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
For the third quarter of fiscal 2016, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $125 million compared with $88 million for the third quarter of fiscal 2015. For the first nine months of fiscal 2016, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $291 million compared with $323 million for the first nine months of fiscal 2015.
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

(in millions)	December 31, 2015 (1)	March 31, 2015 (1)	December 31, 2014 (1)
Billings backlog:
Amounts to be billed – current	$1,880	$1,867	$2,044
Amounts to be billed – noncurrent	2,270	1,686	1,888
Total billings backlog	$4,150	$3,553	$3,932

Revenue backlog:
Revenue to be recognized within the next 12 months – current	$3,030	$3,141	$3,189
Revenue to be recognized beyond the next 12 months – noncurrent	3,770	3,389	3,496
Total revenue backlog	$6,800	$6,530	$6,685

Deferred revenue (billed or collected)	$2,650	$2,977	$2,753
Total billings backlog	4,150	3,553	3,932
Total revenue backlog	$6,800	$6,530	$6,685

(1)	Information presented excludes the results of our discontinued operations.
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

(in millions)	December 31, 2015 (1)	March 31, 2015 (1)	December 31, 2014 (1)
Expected future cash collections:
Total billings backlog	$4,150	$3,553	$3,932
Trade accounts receivable, net	618	652	669
Total expected future cash collections	$4,768	$4,205	$4,601

(1)	Information presented excludes the results of our discontinued operations.
The increase in billings backlog at December 31, 2015 compared with March 31, 2015 and December 31, 2014 was primarily a result of the renewal with a large system integrator in excess of $500 million that occurred during the second quarter of fiscal 2016 and the increase in total bookings during the third quarter of fiscal 2016. There was an increase of 17% and 6% in billings backlog at December 31, 2015 compared with March 31, 2015 and December 31, 2014, respectively. Excluding the unfavorable effect of foreign exchange, billings backlog increased 18% and 10% at December 31, 2015 compared with March 31, 2015 and December 31, 2014, respectively.
The increase in expected future cash collections at December 31, 2015 compared with March 31, 2015 and December 31, 2014 was primarily driven by the increase in billings backlog, as described above, offset by a decrease in trade accounts receivable, net.
The increase in total revenue backlog at December 31, 2015 compared with March 31, 2015 and December 31, 2014 was primarily a result of the aforementioned renewal with the large system integrator and the increase in total bookings during the third quarter of fiscal 2016. There was an increase in total revenue backlog of 4% and 2% at December 31, 2015 compared with March 31, 2015 and December 31, 2014, respectively. Excluding the unfavorable effect of foreign exchange, total revenue backlog increased 5% at December 31, 2015 compared with both March 31, 2015 and December 31, 2014.
Revenue to be recognized in the next 12 months decreased 4% at December 31, 2015 compared with March 31, 2015. Excluding the unfavorable effect of foreign exchange, revenue to be recognized in the next 12 months decreased 3% at December 31, 2015 compared with March 31, 2015. Revenue to be recognized in the next 12 months decreased 5% at December 31, 2015 compared with December 31, 2014. Excluding the unfavorable effect of foreign exchange, revenue to be recognized in the next 12 months decreased 2% at December 31, 2015 compared with December 31, 2014. Revenue to be recognized in the next 12 months decreased due to the timing of large deals within the renewal portfolio. Revenue to be recognized in the next 12 months declines as contracts move closer to their renewal dates. Given the timing of our renewal portfolio, we expect fiscal 2017 to be a solid renewal year.
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
Net Cash Provided by Operating Activities - Continuing Operations

	Third Quarter of Fiscal		Change
	2016 (1)	2015 (1)	2016 / 2015
	(in millions)
Cash collections from billings (2)	$1,051	$1,072	$(21)
Vendor disbursements and payroll (2)	(628)	(687)	59
Income tax payments, net	(68)	(57)	(11)
Other disbursements, net (3)	(23)	(15)	(8)
Net cash provided by operating activities - continuing operations	$332	$313	$19

(1)	Information presented excludes the results of our discontinued operations.

(2)	Amounts include value added taxes and sales taxes.

(3)
For the third quarter of fiscal 2016, amount includes payments associated with the Fiscal 2014 Plan of $1 million, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For the third quarter of fiscal 2015, amount includes payments associated with the Fiscal 2014 Plan of $9 million, interest, prior period restructuring plans and miscellaneous receipts and disbursements.

	First Nine Months of Fiscal		Change
	2016 (1)	2015 (1)	2016 / 2015
	(in millions)
Cash collections from billings (2)	$2,884	$3,105	$(221)
Vendor disbursements and payroll (2)	(2,069)	(2,224)	155
Income tax payments, net	(199)	(238)	39
Other disbursements, net (3)	(53)	(98)	45
Net cash provided by operating activities - continuing operations	$563	$545	$18

(1)	Information presented excludes the results of our discontinued operations.

(2)	Amounts include value added taxes and sales taxes.

(3)
For the first nine months of fiscal 2016, amount includes payments associated with the Fiscal 2014 Plan of $5 million, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For the first nine months of fiscal 2015, amount includes payments associated with the Fiscal 2014 Plan of $55 million, interest, prior period restructuring plans and miscellaneous receipts and disbursements.

Third Quarter Comparison Fiscal 2016 Versus Fiscal 2015
Operating Activities
Net cash provided by operating activities from continuing operations for the third quarter of fiscal 2016 was $332 million, representing an increase of $19 million compared with the third quarter of fiscal 2015. Net cash provided by operating activities increased compared with the year-ago period due to the decrease in vendor disbursements and payroll of $59 million, partially offset by the decrease in cash collections of $21 million, primarily as a result of an unfavorable effect of foreign exchange, the increase in income tax payments, net of $11 million and the increase in other disbursements, net of $8 million.
Investing Activities
Net cash used in investing activities from continuing operations for the third quarter of fiscal 2016 was $12 million compared with $32 million for the third quarter of fiscal 2015. The decrease in net cash used in investing activities was primarily due to the decrease in cash paid for acquisitions and purchased software of $19 million compared with the year-ago period.
Financing Activities
Net cash used in financing activities from continuing operations for the third quarter of fiscal 2016 was $392 million compared with $652 million for the third quarter of fiscal 2015. The decrease in net cash used in financing activities was primarily due to the decrease in debt repayments of $500 million from the repayment of our 6.125% Senior Notes due December 2014 in the third quarter of fiscal 2015 and the increase in debt borrowings of $300 million from our October 2015 Term Loan, offset by the increase in common shares repurchased of $515 million, which was primarily due to our share repurchase arrangement with Careal Holding AG (Careal).
Refer to the “Debt Obligations” and “Share Repurchases” sections below for additional information.
First Nine Months Comparison Fiscal 2016 Versus Fiscal 2015
Operating Activities
Net cash provided by operating activities from continuing operations for the first nine months of fiscal 2016 was $563 million, representing an increase of $18 million compared with the first nine months of fiscal 2015. Net cash provided by operating activities increased compared with the year-ago period due to the decrease in vendor disbursements and payroll of $155 million, the decrease in other disbursements, net of $45 million and the decrease in income tax payments, net of $39 million, partially offset by the decrease in cash collections of $221 million, primarily as a result of an unfavorable effect of foreign exchange.
Investing Activities
Net cash used in investing activities from continuing operations for the first nine months of fiscal 2016 was $634 million compared with $78 million for the first nine months of fiscal 2015. The increase in net cash used in investing activities was primarily due to the increase in cash paid for acquisitions and purchased software of $616 million, offset by proceeds of $48 million from the sale of short-term investments, which were received from the acquisition of Rally during the second quarter of fiscal 2016, and the decrease in purchases of property and equipment of $12 million compared with the year-ago period.

Financing Activities
Net cash used in financing activities from continuing operations for the first nine months of fiscal 2016 was $353 million compared with $859 million for the first nine months of fiscal 2015. The decrease in net cash used in financing activities was primarily due to the $1.1 billion of debt borrowings, which consisted of the following: (1) our July 2015 borrowing under our revolving credit facility of $400 million in connection with the acquisition of Rally; (2) our August 2015 borrowing from our 3.600% Senior Notes due August 2020 of $400 million; and (3) our October 2015 borrowing under our Term Loan of $300 million. In addition, there was a decrease in debt repayments of $99 million compared with the year-ago period. These financing activities were partially offset by the increase in common shares repurchased of $580 million, which was primarily due to our share repurchase arrangement with Careal, the decrease in net borrowings from our notional pooling arrangement of $74 million, the decrease in other financing activities of $23 million, which were due to payments associated with prior year acquisitions, and the decrease in cash received from exercises of stock options of $20 million compared with the year-ago period.
Refer to the “Debt Obligations” and “Share Repurchases” sections below for additional information.
Debt Obligations
At December 31, 2015 and March 31, 2015, our debt obligations consisted of the following:

	December 31, 2015	March 31, 2015
	(in millions)
Revolving credit facility	$—	$—
5.375% Senior Notes due December 2019	750	750
3.600% Senior Notes due August 2020	400	—
2.875% Senior Notes due August 2018	250	250
4.500% Senior Notes due August 2023	250	250
Term Loan due April 20, 2022	300	—
Other indebtedness, primarily capital leases	18	17
Unamortized discount for Senior Notes	(4)	(4)
Total debt outstanding	$1,964	$1,263
Less the current portion	(8)	(10)
Total long-term debt portion	$1,956	$1,253
Significant changes to our debt obligations during the first nine months of fiscal 2016 consisted of the following:
Term Loan: On October 20, 2015, we entered into a Term Loan Agreement with Bank of America, N.A. (Term Loan Agreement). The Term Loan Agreement provides for a $300 million term loan (Term Loan) with a maturity date of April 20, 2022. We may, at any time on or after October 20, 2016, prepay the outstanding principal amount of the Term Loan in whole or in part without premium or penalty.
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
For additional information concerning the Term Loan, 3.600% Notes and revolving credit facility described above, refer to Note H, “Debt” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Other Indebtedness
We have available an unsecured and uncommitted multi-currency line of credit to meet short-term working capital needs for our subsidiaries operating outside the United States. We use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At December 31, 2015 and March 31, 2015, $28 million and $27 million, respectively, of this line of credit was pledged in support of bank guarantees and other local credit lines. At December 31, 2015 and March 31, 2015, none of these arrangements were drawn down by third parties.

We use a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, we and our participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. The activity under this notional pooling arrangement for the nine months ended December 31, 2015 and 2014 was as follows:

	Nine Months Ended December 31,
	2015	2014
	(in millions)
Total borrowings outstanding at beginning of period (1)	$138	$139
Borrowings	3,237	4,226
Repayments	(3,230)	(4,145)
Foreign exchange effect	(6)	(82)
Total borrowings outstanding at end of period (1)	$139	$138

(1)	Included in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheets.
For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2015 Form 10-K.
Share Repurchases
In May 2014, the Board approved a stock repurchase program that authorized us to acquire up to $1 billion of our common stock.
In November 2015, we entered into and closed on an arrangement with Careal to repurchase 22 million shares of our common stock in a private transaction. The transaction was valued with an effective share repurchase price of $26.81 per share, which represented a 3% discount to the 10-trading day volume weighted average price of our common stock using a reference date of November 5, 2015. Our payment to Careal upon closing was reduced by $0.25 per share to account for our dividend that was paid on December 8, 2015 to stockholders of record on November 19, 2015. As a result of the share repurchase and dividend payment, in total we paid Careal $590 million during the third quarter of fiscal 2016 in connection with the 22 million shares repurchased. The transaction was funded with U.S. cash on hand and effectively concludes our prior $1 billion stock repurchase program approved by the Board in May 2014.
Including the November 2015 share repurchase arrangement with Careal, we repurchased 26 million shares of our common stock for $707 million during the first nine months of fiscal 2016.
In November 2015, the Board approved a new stock repurchase program that authorized us to acquire up to $750 million of our common stock. At December 31, 2015, the new $750 million stock repurchase program remained fully outstanding. We anticipate repurchasing shares of our common stock under this new stock repurchase program beginning in fiscal 2017. We expect to repurchase shares on the open market, through solicited or unsolicited privately negotiated transactions or otherwise from time to time based on market conditions and other factors.
Dividends
For each of the first three quarters of fiscal 2016, we paid a quarterly dividend of $0.25 per share.
In November 2015, we announced the intention to increase the dividend per share in fiscal 2017, subject to quarterly Board approval, to $1.02 per share for the year, or $0.255 per share on a quarterly basis. This would be an increase from the current $1.00 per share annual dividend, or $0.25 per share on a quarterly basis.
Effect of Exchange Rate Changes
There was a $38 million unfavorable impact to our cash balances in the first nine months of fiscal 2016 predominantly due to the strengthening of the U.S. dollar against the Brazilian real (19%), the British pound sterling (1%), the Australian dollar (4%), the Norwegian krone (9%), the Indian rupee (6%), the Swiss Franc (3%) and the New Zealand dollar (9%), partially offset by the weakening of the U.S. dollar against the euro (1%) and the Israeli shekel (2%).
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

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2015 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At December 31, 2015, there was no material change to this information.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the effective date of the new revenue recognition standard. The new standard will be effective for our first quarter of fiscal 2019 and early application for fiscal 2018 is permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. ASU 2014-09 is expected to have a significant impact on our revenue recognition policies and disclosures. We have not yet selected a transition method nor have we determined when we will adopt the standard and the effect of the standard on our ongoing financial reporting.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Simplifying the Presentation of Debt Issuance Costs (Topic 835), which changes the required presentation of debt issuance costs from an asset on the balance sheet to a deduction from the related debt liability. This guidance will be effective for our first quarter of fiscal 2017 and early adoption is permitted. ASU 2015-03 is required to be applied retrospectively to all periods presented beginning in the year of adoption. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes (Topic 740), to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as non-current in the consolidated balance sheets. The standard will be effective for our first quarter of fiscal 2018 and early adoption is permitted. This guidance may be applied either prospectively to all deferred tax assets and liabilities, or retrospectively to all periods presented. We are currently in the process of assessing the impact on our consolidated financial statements and evaluating the adoption methods.

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
Approximately 7% of our total revenue backlog at December 31, 2015 is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local government agencies. These contracts are generally subject to annual fiscal funding approval and may be renegotiated or terminated at the discretion of the government. Termination, renegotiation or the lack of funding approval for a contract could adversely affect our sales, revenue and reputation. Additionally, our government contracts are generally subject to audits and investigations, which could result in various civil and criminal actions and penalties, and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, which could materially adversely affect our business, financial condition, operating results and cash flow. Refer to Note K, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for additional information about litigation and related matters in this area.
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
At December 31, 2015, we had $1,964 million of debt outstanding, consisting mostly of unsecured senior note obligations. Our senior unsecured notes are rated by Moody’s Investors Service, Fitch Ratings, and Standard and Poor’s. These agencies or any other credit rating agency could downgrade or take other negative action with respect to our credit ratings in the future. If our credit ratings were downgraded or other negative action is taken, we could be required to, among other things, pay additional interest on outstanding borrowings under our principal revolving credit agreement. Any downgrades could affect our ability to obtain additional financing in the future and may affect the terms of any such financing.
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
From time to time, the Financial Accounting Standards Board (“FASB”) issues new accounting principles. Refer to Note A, “Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements for additional information about new accounting pronouncements. Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could materially adversely affect our reported financial results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the third quarter of fiscal 2016:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
October 1, 2015 - October 31, 2015	—	$—		—	$670,185
November 1, 2015 - November 30, 2015	22,000	$26.91	(1)	22,000	$750,000
December 1, 2015 - December 31, 2015	—	$—		—	$750,000
Total	22,000			22,000

(1)	Includes transaction costs relating to the November 2015 share repurchase arrangement.
In May 2014, our Board of Directors (the Board) approved a stock repurchase program that authorized us to acquire up to $1 billion of our common stock.
In November 2015, we entered into and closed on an arrangement with Careal Holding AG (Careal) to repurchase 22 million shares of our common stock in a private transaction. The transaction was valued with an effective share repurchase price of $26.81 per share, which represented a 3% discount to the 10-trading day volume weighted average price of our common stock using a reference date of November 5, 2015. Our payment to Careal upon closing was reduced by $0.25 per share to account for our dividend that was paid on December 8, 2015 to stockholders of record on November 19, 2015. As a result of the share repurchase and dividend payment, in total we paid Careal $590 million during the third quarter of fiscal 2016 in connection with the 22 million shares repurchased. The transaction was funded with U.S. cash on hand and effectively concludes the prior $1 billion stock repurchase program approved by the Board in May 2014.
Including the November 2015 share repurchase arrangement with Careal, we repurchased 26 million shares of our common stock for $707 million during the first nine months of fiscal 2016.
In November 2015, the Board approved a new stock repurchase program that authorized us to acquire up to $750 million of our common stock. At December 31, 2015, the new $750 million stock repurchase program remained fully outstanding. We anticipate repurchasing shares of our common stock under this new stock repurchase program beginning in fiscal 2017. We expect to repurchase shares on the open market, through solicited or unsolicited privately negotiated transactions or otherwise from time to time based on market conditions and other factors.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation.	8-K	3.3	3/9/06
3.2	By-Laws of the Company, as amended.	10-K	3.2	5/8/15
4.1	Stockholder Protection Rights Agreement, dated as of November 30, 2015 (the “Rights Agreement”), between CA, Inc. (the “Company”) and Computershare Trust Company, N.A., as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock, Class A of the Company.	8-K	4.1	12/1/15
10.1	Share Repurchase Agreement, dated November 17, 2015 by and between CA, Inc. and Careal Holding AG.	8-K	10.1	11/18/15
10.2	Term Loan Agreement dated October 20, 2015.	10-Q	10.3	10/22/15
12	Statement of Ratios of Earnings to Fixed Charges.				X
15	Accountants’ Acknowledgment Letter.				X
31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
32†	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):				X
	(i) Condensed Consolidated Balance Sheets - December 31, 2015 (Unaudited) and March 31, 2015.
	(ii) Unaudited Condensed Consolidated Statements of Operations - Three and Nine Months Ended December 31, 2015 and 2014.
	(iii) Unaudited Condensed Consolidated Statements of Comprehensive Income - Three and Nine Months Ended December 31, 2015 and 2014.
	(iv) Unaudited Condensed Consolidated Statements of Cash Flows - Nine Months Ended December 31, 2015 and 2014.
	(v) Notes to Condensed Consolidated Financial Statements - December 31, 2015.

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
Dated: January 27, 2016