Form 10-K
period 2016-03-31
CA, INC.
filed 2016-05-12
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
✓	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2016
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
Large accelerated filer    ✓    Accelerated filer          Non-accelerated filer          Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No    ✓
The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8.4 billion based on the closing price of $27.30 on the NASDAQ Stock Market LLC on that date.
The number of shares of each of the registrant’s classes of common stock outstanding at May 5, 2016 was 416,772,947 shares of common stock, par value $0.10 per share.
Documents Incorporated by Reference:
Part III: Portions of the Proxy Statement to be issued in conjunction with the registrant’s 2016 Annual Meeting of Stockholders.

CA, Inc.

This Annual Report on Form 10-K (Form 10-K) contains certain forward-looking information relating to CA, Inc. (which we refer to as the “Company,” “Registrant,” “CA Technologies,” “CA,” “we,” “our,” or “us”) that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-K, the words “believes,” “plans,” “anticipates,” “expects,” “estimates,” “targets,” and similar expressions relating to the future are intended to identify forward-looking information. Forward-looking information includes, for example, not only the statements relating to the future made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7, but also statements relating to the future that appear in other parts of this Form 10-K. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described under the caption “Risk Factors” in Part I, Item 1A and elsewhere in this Form 10-K. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from the forward-looking information described in this Form 10-K as believed, planned, anticipated, expected, estimated, targeted or similarly identified. We do not intend to update these forward-looking statements.
The declaration and payment of future dividends by the Company is subject to the determination of the Company’s Board of Directors (the Board), in its sole discretion, after considering various factors, including the Company’s financial condition, historical and forecast operating results, and available cash flow, as well as any applicable laws and contractual covenants and any other relevant factors. The Company’s practice regarding payment of dividends may be modified at any time and from time to time.
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
References in this Form 10-K to fiscal 2016, fiscal 2015, fiscal 2014 and fiscal 2013, etc. are to our fiscal years ended on March 31, 2016, 2015, 2014 and 2013, etc., respectively.

Part I

Item 1. Business.
Overview
CA Technologies is a global leader in software solutions enabling customers to plan, develop, manage and secure applications and enterprise environments across distributed, cloud, mobile and mainframe platforms. Most of the Global Fortune 500, as well as many government agencies around the world, rely on CA to help manage their increasingly dynamic and complex environments.
In every industry, we see customers transforming their businesses to better manage the market demands for speed, exceptional customer experience and rich analytics. Their journey, which is broadly referred to as digital transformation, is fueled by software. The proliferation of mobile devices and the expectation of seamless connectivity has driven users to demand highly secure, frictionless user experiences via software applications (often referred to as “applications” or “apps”). We refer to this market shift as the “Application Economy” and it is profoundly changing the way businesses provide services to customers and build software. Around the world, these complementary trends are placing software at the heart of every business, driving companies in every industry vertical to invest in the creation of in-house software development teams to build out new business models, enhance their digital presence and support their on-going relationships with customers.
We address this opportunity with three distinct but highly complementary operating segments: Enterprise Solutions, Mainframe Solutions and Services. These also represent the operating segments used by our Chief Executive Officer for evaluating our performance and allocating resources. Refer to Note 17, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.
Our Enterprise Solutions segment includes products that are designed for distributed and cloud computing environments and run on industry standard servers. Within Enterprise Solutions, our areas of focus include:

•
Agile Management enables customers to more effectively plan and manage the software development process and the business of IT service delivery. Our solutions enable customers to improve delivery time on large projects, reduce costs and optimize resources. This positions CA to partner with and guide customers early in the business transformation process.

▪
CA Agile Central. The acquisition of Rally Software Development Corp. (Rally) during fiscal 2016 gives us the ability to help customers with their transition from the traditional waterfall methodology of software development (serial processes) to the Agile methodology (iterative work cadences that decrease time-to-market and increase product quality). It allows businesses to collaboratively plan, prioritize and track software development work at scale, across the enterprise.

▪
CA Project & Portfolio Management (PPM). Our solutions enable customers to improve their decision processes and resource optimizations of technology investments and decrease project execution risk. This foundational piece of our Agile Management strategy is complementary to CA Agile Central.

▪
CA Service Management. Our solutions empower corporate IT teams to speed up and streamline service desk operations while reducing complex and repetitive tasks with comprehensive automation capabilities and simple configuration.

•
DevOps is adjacent to Agile Management and comprises a range of solutions that allow customers to efficiently deliver and manage applications and IT infrastructure. With our portfolio of solutions, customers can reduce the delivery time of new applications, increase the frequency of new releases and dramatically improve quality.

▪
Application Program Interface Management (API Management). Our solutions help enterprises and organizations connect more directly to end-users via mobile apps, cloud platforms and the ‘Internet of Things’ through APIs, or application program interfaces, which are the building blocks of application and software development. Our API Management solutions simplify and secure application development, and facilitate the integration of legacy systems with modern applications - all of which enable the monetization of data. New solutions include CA Live API Creator which enables customers to rapidly create API connectors from data sources like MongoDB and Oracle SQL, supporting developers’ accelerating pace of innovation. Additionally, CA Mobile App Services provides common back-end services, like open software development kits and APIs to enable rapid development of enterprise-class mobile applications.

▪
Continuous Delivery. Our solutions optimize application development processes by automating the deployment of applications across all stages of their lifecycles. Our three primary solutions are: CA Service Virtualization, which eliminates constraints in development and testing by modeling and simulating the behavior and performance characteristics of dependent systems and services enabling defects to be identified quickly and improving time-to-market; CA Release Automation, which automates and orchestrates the complex process of deploying and promoting new application capabilities from planning through development and production; and CA Test Data Manager, which automates the creation and management of the test data needed to test evolving applications.

▪
Application Performance Management (APM). Application availability for the end user is dependent on a series of disparate systems performing in concert. Our APM solutions provide deep application diagnostics, end-user experience monitoring, synthetic monitoring and analytics to proactively identify and fix issues before users are impacted. Our APM solutions scale and manage billions of transactions, across diverse enterprise applications and platforms, including Amazon Web Services™ (AWS).

▪
Infrastructure Management. Our solutions offer a unified approach to monitoring and managing network, server and storage performance, whether they are contained within traditional data centers or diverse cloud environments. Our solutions provide operations teams in some of the largest IT organizations in the world with rapid access to the information needed to improve service quality, predictability and efficiency. CA Unified Infrastructure Management (UIM) enables monitoring and management of server, storage and network devices, including in public cloud environments such as AWS™ and Microsoft AZURE™.

•
Security includes a comprehensive set of solutions to address the growing concern across all enterprises and organizations regarding external and internal threats to their environments and the critical data they contain. Security is often a top ranked spending priority among Chief Information Officers (CIOs) and Chief Information Security Officers (CISOs), with the majority projecting increasing spend year-over-year. Our identity-centric security portfolio allows customers to manage identities and regulate access from the device to the data center, providing a complete, end-to-end, and multi-channel security solution. This empowers customers to centrally manage and control access to applications and data in both on-premise and cloud deployments, and across web, mobile and API channels.

▪
Privileged Access Management (PAM). Privileged users, or users who have elevated access or administrator rights, are commonly the targets of data breach attempts. Our acquisition of Xceedium, Inc. (Xceedium) during fiscal 2016 expanded our PAM solutions that enable customers to control and monitor privileged user access and activity, detecting and preventing the threat of internal and external attacks.

▪
Identity Management. We offer a unified solution with user provisioning, user management and governance for identities throughout their lifecycle, providing timely and compliant access to applications and data.

▪
Advanced Authentication. We offer risk-based and credential-based authentication enabling customers to comply with regulatory mandates in authenticating employees, partners and consumers with a frictionless user experience.

▪	Single Sign-On (SSO). Our solutions provide secure single sign-on and flexible access management to web applications on-premise or in the cloud.

▪	Payment Security. We offer a SaaS-based payment card enrollment and authentication service to help banks protect against fraud and ensure a hassle-free online shopping experience for their customers.
Our Mainframe Solutions are designed for the IBM z Systems™ mainframe platform, which runs many of our largest customers' mission-critical business applications, with a focus on lowering cost per transaction, while increasing business agility, security and compliance. With greater than 70% of corporate data still transacted and secured on mainframe systems and the number of data transactions growing due to mobile application usage and the Internet of Things, we are viewed as a long-term strategic partner to our largest customers. Within Mainframe Solutions, our areas of focus include:

•	Application Development solutions help enable agile development processes, modernize applications and enable collaboration across the mobile to mainframe teams.

•
Databases and Database Management solutions help customers manage the growth and increasing complexity of data and allow them to address their ever-evolving data management needs and enable web and mobile access of data.

•
Security & Compliance solutions manage risk and ensure regulatory compliance across the enterprise with modern tools. Our solutions reduce risk from unauthorized access, secure mainframe assets, monitor instances that affect compliance and discover sensitive data. Our solutions secure data at rest and in motion, across the enterprise.

•	Systems and Operations Management portfolio provides customers with a unified view of their z Systems performance, including their applications, middleware, networks, systems, storage and data.

Our Enterprise Solutions and Mainframe Solutions segments are complementary and strengthen each other. First, our customers benefit from the ability of CA solutions to span their entire infrastructure stack, across distributed, cloud and mainframe. This is critical as customers focus on their end users’ experiences on their apps and the underlying transactions that traverse their heterogeneous environment. CA is one of the few companies positioned to deliver solutions that span cloud, open systems and mainframe environments, reducing our customers’ cost of ownership and improving their time to service error resolution. Second, we are able to leverage our core strengths and development efforts in our products within the Enterprise Solutions segment to bring new innovations to the mainframe. This continued investment sustains ongoing customer commitment to our mainframe solutions. From our Agile and Security expertise to UIM and APM solutions specifically tailored for the mainframe, our customers benefit from our synergistic portfolio. Third, the Enterprise Solutions segment benefits from CA’s heritage in running mission critical applications for many of the world’s largest companies. This gives us access to decision makers and consideration for new sales opportunities that would otherwise be more difficult to obtain. Finally, CA benefits from the operational and financial synergies that are the result of our expertise in both segments.
Services helps customers reach their IT and business goals primarily by enabling the rapid implementation and adoption of our mainframe and enterprise solutions. Our professional services team consists of experienced professionals who provide a variety of services, such as consulting, implementation, application management services, education and support services, to both commercial and government customers. With approximately 1,000 certified consultants, architects, project managers and advisors located in 30 countries and an extensive partner ecosystem, CA Services works with customers to navigate complex business and technology challenges and deliver the services that best meet the customer’s business goals throughout the entire solution lifecycle. In fiscal 2016, as a result of our acquisition of Rally, Agile coaches, whose primary focus is training customers on the implementation of the Agile software development methodology, are incorporated into the Services segment.
Business Strategy
Our goal is to be the world’s leading independent software provider for IT management and security solutions that help organizations and enterprises plan, develop, manage, and secure modern software environments, across mainframe, distributed, cloud and mobile platforms. To accomplish this, key elements of our strategy include:

•
Drive organic innovation. Our product development strategy is built around key growth areas, where we are focused on innovating and delivering differentiated products and solutions across both distributed and mainframe. We are focused on developing solutions that are easy to use, easy to implement and have a low total cost of ownership. A key element of our organic innovation approach is the broad adoption of the Agile methodology to govern our software development process, which we believe will improve our product development time-to-market, quality and relevance, and support our customer success initiatives.

•
Incubate technology for next generation products. We are researching and dedicating resources to the development of emerging technologies that are logical extensions of our core areas of focus. We are working on opportunities in areas such as containers, data analytics, big data and open source, some of which may become enhancements or extensions of our current product portfolio and others may evolve to new product categories.

•
Pursue new business models and expanded routes to market. While our traditional on-premise software delivery remains core to many enterprise customers, we see cloud-based and try-and-buy models as increasingly attractive for our customers. These models simplify their decision-making and accelerate the value they can derive from new solution investments. New delivery models allow us to extend our market reach, speed adoption of our solutions, improve our efficiencies and compete more effectively for a larger number of customers globally. As such, our new product development is focused on our customers’ need for solutions that are simple and cost-effective to buy, install, deploy, manage and secure.

•
Expand relationships with our global customer base and address opportunities with new and underserved customers. We are focused on maintaining and expanding the strong relationships with our established customer base, and will proactively target growth with other potential customers that we do not currently serve. In parallel, we are seeking to broaden our customer base to new buyers in geographic regions we have underserved. The emerging roles of CISOs and Chief Development Officers impacts who and where IT environment purchasing decisions are made within our customers. This shift aligns with the product portfolio decisions we are making across our solutions set to meet our customers' accelerating need for speed and agility. We are refining our sales, services, marketing and customer success resources to reach beyond the customers’ CIO and IT department to serve these new customer roles and respond to changes in customer buying behaviors.

•
Execute strategic and disciplined technology acquisitions. We intend to supplement our organic innovation efforts with key technology acquisitions that are within or adjacent to our core areas of focus. We conduct a thorough acquisition process, which includes build vs. buy analysis and opportunity identification, detailed business case modeling, rigorous due diligence and extensive integration, to fully realize the value of our acquisitions.

Fiscal 2016 Business Developments and Highlights
The following are significant developments and highlights relating to our business during fiscal 2016:

•	In June 2015, Otto Berkes joined as Chief Technology Officer and is leading our targeted research and development efforts for next generation products and enhancements.

•	In July 2015, we completed our acquisition of Rally, a leading provider of Agile development software and services.

•
In August 2015, Ayman Sayed joined as Chief Product Officer and is driving increased agility, efficiency and discipline across the product organization, while focusing on the development of secure, easy to install, and easy to manage solutions to solve customer problems.

•	In August 2015, we completed our acquisition of Xceedium, a privately held provider of privileged identity management solutions that protect on-premise, cloud and hybrid IT environments.

•	In August 2015, we issued $400 million of 3.600% Senior Notes due August 2020.

•	In October 2015, we entered into an agreement with Bank of America, N.A. for a $300 million term loan with a maturity date of April 20, 2022.

•	In November 2015, we repurchased 22 million shares from Careal Holding, AG for an aggregate price of $590 million, effectively completing our $1 billion share repurchase authorization.

•
In November 2015, we held our user conference, CA World ‘15. This event showcased our unique strength in serving customers in the Application Economy. The event highlighted our solutions as well as our vision of the future to thousands of customers and partners.

•
In November 2015, our Board of Directors approved a new stock repurchase program that authorized us to acquire up to $750 million of our common stock. At March 31, 2016, the new $750 million stock repurchase program remained fully outstanding.

•
In November 2015, we announced our intention to increase our dividend in fiscal 2017, subject to quarterly Board approval, to $1.02 per share for the year, or $0.255 per share on a quarterly basis. This would be an increase from the current $1.00 per share annual dividend, or $0.25 per share on a quarterly basis.

Seasonality
Some of our business results are seasonally weighted toward the second half of our fiscal year, including cash flow from operations and total bookings. However, these business results may not always follow this pattern during a fiscal year. Given the varying durations and dollar amounts of the contracts being renewed, year-over-year comparisons of total bookings are not always indicative of the overall total bookings trend.
Customers
We currently serve customers across most major industries worldwide, including banks, insurance companies, other financial services providers, government agencies, global IT service providers, telecommunication providers, manufacturers, technology companies, retailers, educational organizations and health care institutions. Our traditional customers generally consist of large enterprises that have computing environments from multiple vendors and are highly complex. As the emergence of cloud computing has democratized the technology landscape, we have increased our focus on addressing a broader customer set.
No single customer accounted for 10% or more of our total revenue for fiscal 2016, 2015 or 2014. Approximately 7% and 8% of our total revenue backlog at March 31, 2016 and 2015, respectively, is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local government agencies which are generally subject to: annual fiscal funding approval; renegotiation or termination at the discretion of the government; or both.
Sales and Marketing
We offer our solutions through our direct sales force and indirectly through our partners. We remain focused on strengthening relationships with our core customers and partners - approximately our top 500 accounts, which we refer to as our “Platinum” accounts - through product leadership, account management and a differentiated customer experience. We believe enhanced relationships in our traditional customer base of large enterprises with multi-year enterprise license agreements will drive renewals and provide opportunities to increase account penetration that will help to drive revenue growth.

We are working to accelerate the velocity of our sales transactions by dedicating sales resources and deploying additional solutions to address opportunities to sell to new enterprises and to expand our relationship with existing non-Platinum customers - which we refer to as our “Named” and “Growth/Partners” (or Partner-led) customers. Named customers are large potential customers with whom we currently do not have a strong presence and where a competitor often has an established relationship. Growth/Partners customers are mid-size potential customers with whom we currently do not have a strong presence and generally address through partners. Additionally, we have implemented broad-based business initiatives to drive continued improvement in sales execution. We are continuing to shift to a more product-driven sales approach, using real-time data and intelligence to drive on-going evolution of our go-to-market strategy towards the highest potential and highest-yielding markets.
Our sales organization operates globally, with groups serving the North America (NA); Europe, the Middle East and Africa (EMEA); Latin America (LA); and Asia Pacific and Japan (APJ) geographies. We operate through branches, subsidiaries and partners around the world. Approximately 36% and 39% of our revenue in fiscal 2016 and 2015, respectively, was from operations outside of the United States. At March 31, 2016 and 2015, we had approximately 2,500 sales and sales support personnel.
Marketing has played a key role in the ongoing transformation of CA Technologies into a company that is focused on the Application Economy. Based on research conducted across global markets, we believe that CA Technologies’ brand positioning, “Business, rewritten by software,™” is resonating, and that marketing campaigns are positively influencing key reputation metrics and future consideration of CA Technologies in purchase decisions. In particular, marketing has succeeded in narrowing the gap between historical market perceptions of CA Technologies and our current portfolio of capability.
We have sharpened our focus and processes to better reach new customers to drive higher velocity and a broadening customer mix. Our marketing and sales organizations are utilizing common systems and analytics to initiate and respond to market opportunities, optimize resources, maximize efficiency and drive awareness and consideration of the CA brand and portfolio capabilities across our broad base of customers and prospects.
Marketing has refreshed CA World, our annual conference aimed at customers and partners. Quantitative and qualitative results from CA World ‘15 are positive with key metrics such as overall attendance, customer engagement, pipeline generation, and broad visibility across both traditional and social media outlets.
Partners
CA Partners represent a foundational component of our go-to-market strategy. Our objective is to leverage our solutions and our partners’ strengths to deliver unparalleled value and an exceptional customer experience. We believe this strategy fosters sustained, profitable growth for both CA and our partners. Our data-driven approach of aligning our global partner strategy with channel trends and dynamic changes in the industry enables us to match our offerings and investments to specific markets.
CA works with partners in all our geographic regions and focuses on five key routes to market:

•
Resellers derive a significant amount of revenue from the resale of third-party products. We are working with a number of key strategic national and regional reseller partners to expand our global reach.

•
Global service providers provide a platform for application infrastructure or cloud-based services. We are working to establish long-term partnerships to support the development of innovative, differentiated services.

•
Global system integrators offer our software within their business practices, leveraging their process design, planning, and vertical expertise to provide holistic solutions and implementation services to our joint customers.

•	Managed service providers leverage our solutions to power their subscription-based IT services. We work together to deliver differentiated, high-value managed services.

•	Global technology partners (including Independent Software Vendors (ISVs) and Infrastructure and Cloud Vendors) offer an opportunity for joint solutions innovation and CA brand awareness.
Customer Success
The Customer Success organization is made up of customer experience designers, customer advocates, technical support engineers, community managers and an advanced customer data analytics team that together have one common goal: deliver a superior end-to-end customer experience that creates and sustains satisfaction and loyalty, and serves as a source of competitive advantage for CA.
The Customer Success teams work with customers to understand their unique business challenges to help maximize the value of their current investments in our solutions. The Customer Success team aligns with members from education, support, services, partners and development to drive customer adoption, facilitate product expansion and to provide maximum return in minimal time.
CA Support engineers work with customers post-sale to assist in migration and upgrades, resolve issues 24/7, and create self-help knowledge documentation. CA Support operates in 27 locations worldwide, providing assistance in 10 languages while consistently earning industry-leading customer satisfaction ratings.

Throughout the customer experience, customers are encouraged to join online communities to interact and engage with their peers, partners, and CA experts. We have more than 40,000 community members in over 40 communities who network, ask and answer questions, and share knowledge about our solutions.
Research and Development
We have approximately 4,700 employees globally who design, develop, and support our software. We operate principal research and development centers across the US, including New York, California, Colorado, Texas, Illinois and Massachusetts. Internationally, we have principal centers in Prague, Czech Republic as well as Hyderabad and Bangalore, India.
In fiscal 2016, research and development focused on three main areas: accelerating development cycles and improving quality through increased adoption of Agile methodologies and the internal use of our CA Agile Central and DevOps products; focusing on the development of solutions that are easy for customers to install, use and maintain; and increasing quality and stability in our broadly deployed products which will allow us to refocus investment towards new innovation initiatives.
We are advancing our Agile Management, DevOps and Security solutions while endeavoring to build a common technology stack across several of our product lines. We are making strides towards this shared component approach in order to make it easier, faster and more efficient for new solutions to be built.
We are also accelerating innovation using an incubator model, applying lean start-up best practices to grow new businesses. We are interested in areas of increasing importance to enterprises, such as big data, analytics, containerization, developer productivity, security and the Internet of Things. This model ensures we are making appropriate investments and building technology that customers value, using a small-batch, cost-efficient approach, utilizing university partnerships to support and advance development.
Our research and development activities also include a number of efforts to support our technical community in its pursuit of creating leading solutions for customers. We continue to use two CA initiatives, the Office of the CTO Research and CA University Relations, to strengthen our relationships with research communities by working with academia, professional associations, industry standards bodies, customers and partners to explore novel products and emerging technologies. We also engage with universities to conduct product-focused research to create solutions for emerging opportunities.
We have charged to operations $560 million, $603 million, and $574 million in fiscal 2016, 2015 and 2014, respectively, for product development and enhancements. In fiscal 2014, we capitalized costs of $40 million for internally developed software. In fiscal 2016 and 2015, we did not have capitalized costs for internally developed software.
Our product offerings and go-to-market strategy continue to evolve to include solutions that may be delivered either on-premise or via SaaS or cloud platforms. We expect our product offerings to continue to become available to customers at more frequent intervals than our historical release cycles. Over the last few years, we have continued to leverage Agile development methodologies, which are characterized by a more dynamic development process with more frequent revisions to a product release’s features and functions as the software is being developed. In addition, we have implemented a holistic portfolio management process, which has improved transparency and efficiency across the portfolio through a quarterly cadence of business reviews.
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
We believe that our patent portfolio differentiates our products and services from those of our competitors, enhances our ability to access third-party technology and helps protect our investment in research and development. We continue to enhance our internal patent program to increase our ability to capture patents, strengthen their quality and increase the pace at which we are able to move our innovations through the patent process. At March 31, 2016, our patent portfolio included more than 1,200 issued patents and more than 950 pending applications in the United States and across the world. The patents generally expire at various times over the next 20 years. Although the durations and geographic intellectual property protection coverage for our patents may vary, we believe our patent portfolio adequately protects our interests. Although we have a number of patents and pending applications that may be of value to various aspects of our products and technology, we are not aware of any single patent that is essential to us or to any of our reportable segments.

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
Under a perpetual license, the customer has the right to use the licensed program for an indefinite period of time, typically upon payment of a one-time license fee. If the customer wants to receive maintenance, the customer is required to pay an additional annual maintenance fee.
Under a subscription license, the customer has the right to usage and maintenance of the licensed products during the term of the agreement. Under our licensing terms, customers can license our software products under multi-year licenses, with most customers choosing terms of three to five years, although some customers seeking greater cost certainty may negotiate longer terms. Thereafter, the license generally renews for the same period of time on the same terms and conditions, but subject to the customer's payment of our then-applicable fees.
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
SaaS is another delivery model we offer for certain products when a customer prefers to use our technology off-premises with little or no infrastructure required. Our SaaS offerings are typically licensed for a designated term using a subscription fee.
Competition
Our industry is extremely competitive and characterized by: rapid technological change; the emergence of new companies and products; evolving industry standards, computing platforms, go-to-market and business models; and continually changing customer needs. We compete with many established companies broadly across our multiple product lines, the majority of which have substantially greater financial, marketing and technological resources than we do. We also compete with numerous smaller companies that provide products in a single area of our portfolio. Many of these firms are more agile due to their size and limited scope, and are able to evolve more rapidly to meet changes in the technology landscape. They are generally delivering their solutions in cloud-based and/or lightweight try-and-buy models.
Our competitors in various parts of our businesses include Apigee Corporation, AppDynamics, Inc., Atlassian Corporation, Plc, BMC Software Inc., Compuware Corporation, CyberArk Software, Ltd., Dell Inc., Hewlett-Packard Enterprise Company, International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, ServiceNow, Inc., SolarWinds, Inc., Splunk, Inc. and VMware, Inc.

We believe our experience managing mission-critical capabilities for major global corporations, our platform and hardware independence, and our deep customer relationships set us apart from other established competitors in the market. Further, we believe we are differentiated from emerging point-product providers by our global reach, breadth and synergy of offerings, and deep industry experience.
Employees
We had approximately 11,000 and 11,600 employees at March 31, 2016 and 2015, respectively.
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
As more fully described in Part I, Item 1 “Business,” of this Form 10-K, our business strategy is designed to build on our portfolio of software and services to meet current and next-generation market opportunities. The success of this strategy could be affected by many of the risk factors discussed in this Form 10-K and also by our ability to:

•
Ensure that any new offerings address the needs of a rapidly changing market while not adversely affecting the demand for our traditional products or our profitability to an extent greater than anticipated;

•
Enable our sales force to accelerate growth of sales to new customers and expand sales with existing customers, including sales outside of our renewal cycle and to a broadening set of purchasers outside of traditional information technology operations. This growth needs to be at levels sufficient to offset any decline in revenue and/or sales in our Mainframe Solutions segment and in certain mature product lines in our Enterprise Solutions segment:

▪	in our Platinum customer accounts where we already have strong relationships;

▪	in our Named customer accounts where a competitor already has an established relationship; and

▪
in our Growth/Partners customer accounts where we currently do not have a strong presence and where we may have a dependence on unfamiliar distribution routes and offerings of a type not previously provided by us;

•
Effectively manage the strategic shift in our business model to develop more easily installed software, provide additional SaaS offerings and refocus our professional services and education engagements on those engagements that are connected to new product sales, without affecting our financial performance to an extent greater than anticipated; and

•	Effectively manage our pricing and other go-to-market strategies, as well as improve the CA Technologies brand, technology and innovation awareness in the marketplace.
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
Our ability to compete effectively and our growth prospects for all of our products, including those associated with our business strategy, depend upon many factors, including the success of our existing enterprise solutions, the timely introduction and success of future software products and services, including those that we acquire or develop, and related delivery methods, our ability to provide, and success in providing, timely and adequate customer support and the ability of our products to perform well with existing and future leading databases and other platforms supported by our products that address customer needs and are accepted by the market. We have experienced long development cycles and product delays in the past, particularly with some of our enterprise solutions, and even under the Agile development methodology, we may experience delays in the future. In addition, we have incurred, and expect to continue to incur, significant research and development costs as we introduce new products and integrate products into solution sets. If there are delays in new product introduction or solution set integration, or if there is less-than-anticipated market acceptance of these new products or solution sets, we will have invested substantial resources without realizing adequate revenues in return, which could materially adversely affect our business, financial condition, operating results and cash flow.
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
We also face competition from numerous smaller companies that specialize in specific aspects of the highly fragmented software industry, and from shareware or open source authors that may develop competing products. In addition, new companies enter the market on a frequent and regular basis, offering products that compete with those offered by us. Moreover, certain customers historically have developed their own products that compete with those offered by us. The competition may affect our ability to attract and retain the technical skills needed to provide services to our customers, forcing us to become more reliant on delivery of services through third parties. This, in turn, could increase operating costs and decrease our revenue, profitability and cash flow. Additionally, competition from any of these sources could result in price reductions or displacement of our products, which could materially adversely affect our business, financial condition, operating results and cash flow.
Our competitors include large vendors of hardware and operating system software and service providers. The widespread inclusion of products that perform the same or similar functions as our products bundled within computer hardware or other companies’ software products, or services similar to those provided by us, could reduce the perceived need for our products and services, or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchasing our products. In addition, the software industry is currently undergoing consolidation as software companies seek to offer more extensive suites and broader arrays of software products and services, as well as integrated software and hardware solutions. This consolidation may adversely affect our competitive position, which could materially adversely affect our business, financial condition, operating results and cash flow. Refer to Part I, Item 1, “Business - Competition,” of this Form 10-K for additional information.

If our products do not remain compatible with ever-changing operating environments, platforms, or third party products, we could lose customers and the demand for our products and services could decrease, which could materially adversely affect our business, financial condition, operating results and cash flow.
The largest suppliers of systems and computing software are, in most cases, the manufacturers of the computer hardware systems used by most of our customers, particularly in the mainframe space. Historically, these companies have from time to time modified or introduced new operating systems, systems software and computer hardware. In the future, new products from these companies could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. Although we have to date been able to adapt our products and our business to changes introduced by hardware manufacturers and system software developers, there can be no assurance that we will be able to do so in the future.
Further, our solutions interact with a variety of software and hardware developed by third parties and we may lose access to third-party code and specifications for the development of code, which could materially adversely affect our ability to develop software compatible with third-party software products in the future. Some software providers and hardware manufacturers, including some of the largest vendors, have a policy of restricting the use or availability of their code or technical documentation for some of their operating systems, applications, or hardware. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Any additional restrictions could materially adversely affect our business, financial condition, operating results and cash flow.
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
International revenue has historically represented a significant percentage of our total worldwide revenue. Success in selling and developing our products outside the United States will depend on a variety of factors in various non-U.S. locations, including:

•	Developing and executing an effective go-to-market strategy in various locations;

•	Foreign exchange rates;

•	Local economic conditions;

•	Restrictive local laws regarding the transfer of funds from, or the conversion of currencies in, certain countries;

•	Political stability and acts of terrorism;

•	Workforce reorganizations in various locations, including global reorganizations of sales, research and development, technical services, finance, human resources and facilities functions;

•	Effectively staffing key managerial and technical positions;

•	Successfully localizing software products for a significant number of international markets;

•	Restrictive employment regulation;

•	Trade restrictions such as tariffs, duties, taxes or other controls;

•	International intellectual property laws, which may be more restrictive or may offer lower levels of protection than U.S. law; and

•
Compliance by us and our partners (including unaffiliated third-party partners) with differing, changing and potentially inconsistent local laws, regulations and interpretations in multiple international jurisdictions, as well as compliance with U.S. laws and regulations where applicable in these international locations, such as anti-corruption, competition, anti-money laundering, export control and data privacy laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, the UK Bribery Act of 2010, the potential impact of recent EU activity regarding data transfer restrictions as well as the impending General Data Protection Regulation (GDPR) and Network and Information Security (NIS) Directive in the EU, trade controls and sanctions administered by the U.S. Office of Foreign Assets Control and similar laws and regulations in other jurisdictions.

In addition to affecting our success, negative effects of any of these factors may increase the cost of doing business internationally. The cost of our international operations may be increased further with respect to products and lines of business acquired in connection with inorganic growth, as the efforts undertaken by the target companies with respect to these factors may be less robust or effective than the efforts we have undertaken with respect to these factors. Any such rise in costs could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products in one or more regions or cause us to change or limit our business practices. We have implemented policies, procedures and controls designed to achieve compliance with applicable laws and regulations, but our corporate policies, process and controls may not prevent or detect all potential breaches of law or other governance practices. We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have violated these laws. Any violation of these laws could lead to substantial civil and criminal fines and penalties, litigation, loss of operating licenses or permits and other collateral consequences. An unfavorable development regarding any of the foregoing factors could materially adversely affect our business, financial condition, operating results and cash flow.
Failure to expand our partner programs and sales of our solutions by our partners may result in lost sales opportunities, increases in expenses and a weakening of our market position.
In addition to our direct sales efforts, we sell our products and solutions through various partner channels, which include resellers, global service providers, global system integrators, managed service providers and global technology partners. Through our various global partner programs, we provide incentives, training, enablement and marketing investments so that our partners have the capability and expertise to sell and deliver these solutions to their customers. We also leverage global systems integrators and global technology partners to assist with and influence the sales of solutions to our Platinum and Named customers and we plan on utilizing resellers to better penetrate the Growth/Partners customer market. The failure to expand these partner programs and investments, or the failure of our partners to maintain or increase their sales of our products, could adversely affect our overall business success, including our market position. This could result in lost incremental sales opportunities that partners provide and, as a result, materially adversely affect our business, financial condition, operating results and cash flow.
Our business may suffer if we are not able to retain and attract qualified professionals, including key managerial, technical, marketing and sales professionals.
We operate in a business where there is intense competition for experienced personnel in all of our global markets. We depend on our ability to identify, recruit, hire, train, develop and retain qualified and effective professionals and to attract and retain talent needed to execute our business strategy. We also depend on our ability to perform these tasks with respect to professionals from acquired companies, which ability may be negatively impacted by our efforts to integrate and rationalize the products and lines of business we have acquired. Our ability to do so depends on numerous factors, including factors that we cannot control, such as competition and conditions in the local employment markets in which we operate. Effective succession planning is also important for our long-term success. Failure to ensure effective transfers of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. Our success depends in a large part on the continued contribution of our senior management and other key employees. A loss of a significant number of skilled managerial, technical, marketing or other professionals could have a negative effect on the quality of our products. A loss of a significant number of experienced and effective sales professionals could result in fewer sales of our products. Our failure to retain qualified employees in these categories could materially adversely affect our business, financial condition, operating results and cash flow.
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
A general slowdown in the global economy may also materially affect the global banking system, including individual institutions as well as a particular business or industry sector, which could cause consolidations or failures in such a sector. Approximately one third of our revenue is derived from arrangements with financial institutions (i.e., banking, brokerage and insurance companies). In addition, we derive material portions of our revenue from other industries such as telecommunications and health care that rely on transaction processing. The majority of these arrangements are for the renewal of mainframe solutions capacity and maintenance associated with transactions processed by our customers. While we cannot predict what impact there may be on our business from changes to the financial industry, telecommunications or health care sectors, or the impact on our business from the economy in general, to date the impact has not been material to our balance sheet, results of operations or cash flow.

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
In the past we have acquired, and in the future we expect to acquire, complementary companies, products, services and technologies through a number of different vehicles, including through mergers, asset acquisitions, joint ventures, partnerships, strategic alliances and equity investments. Additionally, we expect to acquire technology and software that are consistent with our business strategy. The risks we may encounter include:

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

•
Our due diligence process may fail to identify significant issues with the acquired company’s product quality, financial disclosures, accounting practices, internal control deficiencies including material weaknesses, product architecture, legal and tax contingencies, compliance with differing, changing and potentially inconsistent local laws, regulations and interpretations in multiple international jurisdictions, as well as compliance with U.S. laws and regulations where applicable in these international locations, and other matters; and

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
Our sales to government clients subject us to risks, including lack of fiscal funding approval, renegotiation or termination at the discretion of the government, as well as audits and investigations, which could result in litigation, penalties and sanctions including early termination, suspension and debarment.
Approximately 7% of our total revenue backlog at March 31, 2016 is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local government agencies. These contracts are generally subject to annual fiscal funding approval and may be renegotiated or terminated at the discretion of the government. Termination, renegotiation or the lack of funding approval for a contract could adversely affect our sales, revenue and reputation. Additionally, our government contracts are generally subject to certain requirements, some of which are generally not present in commercial contracts and/or may be complex, as well as to audits and investigations. Failure to meet contractual requirements could result in various civil and criminal actions and penalties, and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government and could materially adversely affect our business, financial condition, operating results and cash flow. Refer to Note 11, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for additional information about litigation and related matters in this area.

Our data center, network, as well as our software products, and the IT environments of our vendors and customers are subject to hacking or other cybersecurity threats, which could result in a loss or misuse of proprietary, personally identifiable and confidential information and/or harm to our customer relationships and the market perception of the effectiveness of our products.
Given that some of our products are intended to manage and secure IT infrastructures and environments, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products. Use of open source code or other third-party software in our products and infrastructure could also bring increased cybersecurity risks. This risk can be heightened with acquired products, which may not have gone through the same testing and quality control measures as our organically developed products. Experienced computer programmers or hackers may attempt to penetrate our network security or the security of our data centers and IT environments. Others, including employees or vendors, may also intentionally or unintentionally provide unauthorized access to our IT environments or to our customers’ IT environments. These hackers or others may misappropriate proprietary, personally identifiable and confidential information of the Company, our customers, our employees or our business partners or other individuals or cause interruptions of our or our customers’ IT operations, services and businesses. This may cause contractual disputes and may negatively affect the market perception of the effectiveness of our products and our reputation even if the unauthorized access is not attributable to our products or personnel. Our SaaS business includes the hosting of customer data, including large amounts of sensitive information, and uses third-party data centers that may also be subject to hacking incidents. If our SaaS business increases substantially, whether due to growth of our existing SaaS business or if we acquire a SaaS business, such as in the second quarter of fiscal 2016, our exposure to hacking incidents could increase due to the nature of the increase in the volume of SaaS business activity and the potential increase in the number of SaaS technology platforms we maintain. Although we continually seek to improve our countermeasures to prevent and detect such incidents, we may be unable to anticipate these problems and such incidents could require significant expenditures of our capital and diversion of our resources from development activities. Additionally, these efforts by hackers or others could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers. If these efforts are successful and a third party obtains unauthorized access to our or our customers’ IT environments, our business operations, and those of our customers, could be adversely affected, losses or theft of data could occur, our reputation and future sales could be harmed, governmental regulatory action or private or governmental litigation could be commenced against us and our business, financial condition, operating results and cash flow could be materially adversely affected.
If we do not adequately manage, evolve and protect our information systems, infrastructure and processes, our ability to manage and grow our business may be harmed.
We rely on our information systems, including our enterprise resource planning software, and information systems of third parties for managing the financial information of our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we continuously work to enhance our information systems and infrastructure and integrate those of acquired companies. The implementation of these types of enhancements and the integration with information systems of acquired companies is frequently disruptive to the underlying business, which may especially be the case for us due to the size and complexity of our business. Additionally, delays in adapting our information systems to address new business models, such as SaaS, could limit the success or result in the failure of those initiatives and impair the effectiveness of our internal controls.
Although we have implemented a disaster recovery program, our system redundancy may be ineffective or inadequate and our disaster recovery planning may not be sufficient for all eventualities, including scenarios associated with acquired companies. Failure to properly or adequately address these issues, as well as to manage and protect our infrastructure, could result in the diversion of management’s attention and resources, adversely affect our ability to manage our business, including our SaaS business, file our quarterly or annual reports with the SEC on a timely and accurate basis, and to meet our obligations to our customers, and materially adversely affect our business, financial condition, results of operations and cash flow.
Failure to renew license agreement transactions on a satisfactory basis could materially adversely affect our business, financial condition, operating results and cash flow.
Many of our customers have multi-year enterprise license agreements, some of which may involve substantial aggregate fee amounts. These customers have no contractual obligation to purchase additional solutions and renewal rates may decline or fluctuate as a result of a number of factors, including the level of customer satisfaction with our solutions or customer support, customer budgets and the pricing of our solutions as compared with the solutions offered by our competitors, any of which may cause our revenue to grow more slowly than expected, if at all. The failure to renew those transactions in the future, or to replace those enterprise license agreements with renewal transactions of similar scope, on terms that are commercially attractive to us, could materially adversely affect our business, financial condition, operating results and cash flow.

Fluctuations in foreign exchange rates could result in losses.
Our consolidated financial results are reported in U.S. dollars. Most of the revenue and expenses of our foreign subsidiaries are denominated in local currencies. Given that cash is typically received over an extended period of time for many of our license agreements and given that a substantial portion of our revenue is generated outside of the United States, fluctuations in foreign exchange rates against the U.S. dollar could result in substantial changes in reported revenues and operating results due to the foreign exchange impact upon translation of these transactions into U.S. dollars.
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
The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors or omissions will not be found in current versions, new versions, documentation or enhancements of our software products after commencement of commercial shipments. This risk can be heightened with acquired products which may not have gone through the same testing and quality control measures as our organically developed products (our organically developed products and acquired products collectively, our Products). If new or existing customers have difficulty deploying our Products or require significant amounts of customer support, our operating margins could be adversely affected. We could also face possible claims and higher development costs if our Products contain errors that we have not detected or if our Products otherwise fail to meet our customers’ expectations. Significant technical challenges also arise with our Products because our customers license and deploy our Products across a variety of computer platforms and integrate them with a number of third party software applications and databases. These combinations increase our risk further because, in the event of a system-wide failure, it may be difficult to determine which product is at fault. As a result, we may be harmed by the failure of another supplier’s products. As a result of the foregoing, we could experience:

•	Loss of or delay in revenue and loss of market share;

•	Loss of customers, including the inability to obtain repeat business with existing key customers;

•	Damage to our reputation;

•	Failure to achieve market acceptance;

•	Diversion of development resources;

•	Remediation efforts that may be required;

•	Increased service and warranty costs;

•	Legal actions by customers or government authorities against us that, whether or not successful, could be costly, distracting and time-consuming;

•	Increased insurance costs; and

•	Failure to successfully complete service or customer support engagements for product installations, implementations and integrations.
Consequently, the discovery of errors in our Products after delivery could materially adversely affect our business, financial condition, operating results and cash flow.
Failure to protect our intellectual property rights and source code would weaken our competitive position.
Our success is highly dependent upon our proprietary technology, including our software and our source code for that software, both organically developed and acquired. Failure to protect such technology could lead to the loss of valuable assets and our competitive advantage. We protect our proprietary information through the use of patents, copyrights, trademarks, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding our efforts to protect our proprietary rights, policing unauthorized use or copying of our proprietary information is difficult. Unauthorized use or copying occurs from time to time and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States. For example, for some of our products, we rely on “shrink-wrap” or “click-on” licenses, which may be unenforceable in whole or in part in some jurisdictions in which we operate. In addition, patents we have obtained may be circumvented, challenged, invalidated or designed around by other companies. Furthermore, confidentiality procedures and contractual provisions can be difficult to enforce and, even if successfully enforced, may not have effective remedies available to ameliorate unauthorized disclosure of our intellectual property. If we do not adequately protect our intellectual property for these or other reasons, our business, financial condition, operating results and cash flow could be materially adversely affected. Refer to Part I, Item 1, “Business - Intellectual Property,” of this Form 10-K for additional information.

Certain software that we use in our products is licensed from third parties and, for that reason, may not be available to us in the future, which has the potential to delay product development and production or cause us to incur additional expense, which could materially adversely affect our business, financial condition, operating results and cash flow.
Some of our solutions contain software licensed from third parties. Some of these licenses may not be available to us in the future on terms that are acceptable to us or allow our products to remain competitive. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future products or the enhancement of existing products. We may also choose to pay a premium price for such a license in certain circumstances where the benefit of continuity of the licensed product would outweigh the premium cost of the license. The unavailability of these licenses or the necessity of agreeing to commercially unreasonable terms for such licenses could materially adversely affect our business, financial condition, operating results and cash flow.
Certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.
Some of our products, both organically developed and acquired, contain software from open source code sources. The use of such open source code may subject us to certain conditions, including the obligation to offer our products that use open source code for no cost or to make the proprietary source code of those products publicly available. Further, although some open source vendors provide warranty and support agreements in conjunction with the use of their open source software, it is common for many open source software authors to make their open source software available “as-is” with no warranty, indemnity or support. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. However, the use of such open source code may ultimately subject some of our products to unintended conditions, which could require us to take remedial action that may divert resources away from our development efforts and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.
Third parties could claim that our products infringe or contribute to the infringement of their intellectual property rights or that we owe royalty payments to them, which could result in significant litigation expense or settlement with unfavorable terms, which could materially adversely affect our business, financial condition, operating results and cash flow.
From time to time, third parties have claimed and may claim that our products, both organically developed and acquired, infringe various forms of their intellectual property or that we owe royalty payments to them. Investigation of these claims can be expensive and could affect development, marketing or shipment of our products. As the number of software patents issued increases, it is likely that additional claims will be asserted. Defending against such claims is time consuming and could result in significant litigation expense, adverse judgments or settlement on unfavorable terms, which could materially adversely affect our business, financial condition, operating results and cash flow.
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
We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from that which is reflected in our income tax provisions and accruals. Additional tax assessments resulting from audit, litigation or changes in tax laws may result in increased tax provisions or payments or possibly criminal claims, penalties or fines which could materially adversely affect our business, financial condition, operating results and cash flow in the period or periods in which that determination is made. Refer to Note 15, “Income Taxes,” in the Notes to the Consolidated Financial Statements for additional information about our tax matters.
Changes in market conditions or our credit ratings could increase our interest costs and adversely affect the cost of refinancing our debt and our ability to refinance our debt, which could materially adversely affect our business, financial condition, operating results and cash flow.
At March 31, 2016 and 2015, we had $1,953 million and $1,257 million, respectively, of debt outstanding, consisting mostly of unsecured senior note obligations. Refer to Note 8, “Debt,” in the Notes to the Consolidated Financial Statements for the payment schedule of our long-term debt obligations. Our senior unsecured notes are rated by Moody’s Investors Service, Fitch Ratings, and Standard and Poor’s. These agencies or any other credit rating agency could downgrade or take other negative action with respect to our credit ratings in the future. If our credit ratings were downgraded or other negative action is taken, or market conditions change, we could be required to, among other things, pay additional interest on outstanding borrowings under our principal revolving credit agreement and term loan agreement. Any downgrades or changes in market conditions could affect our ability to obtain additional financing in the future and may affect the terms of any such financing.
We expect that existing cash, cash equivalents, marketable securities, cash provided from operations and our bank credit facilities will be sufficient to meet ongoing cash requirements. However, our failure to generate sufficient cash as our debt becomes due, renew credit lines prior to their expiration or refinance our existing debt on satisfactory terms could materially adversely affect our business, financial condition, operating results and cash flow.
Changes in generally accepted accounting principles may materially adversely affect our reported results of operation or financial condition.
From time to time, the Financial Accounting Standards Board (FASB) issues new accounting principles. Refer to Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements for additional information about new accounting pronouncements, including Accounting Standards Update No. 2014-09 regarding revenue recognition. Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our business practices, accounting policies and systems. Such changes could materially adversely affect our reported financial results.
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
At March 31, 2016, we leased 44 facilities throughout the United States and 52 facilities outside the United States. Our lease obligations expire on various dates with the longest commitment extending to fiscal 2027. We believe that substantially all of our leases will be renewable at market terms at our option as they become due or that suitable alternatives will be available at market terms.
We own four facilities globally, consisting of one facility in Germany totaling approximately 100,000 square feet, one facility comprised of two buildings in Italy totaling approximately 140,000 square feet, one facility comprised of two buildings in India totaling approximately 455,000 square feet and one facility in the United Kingdom totaling approximately 215,000 square feet.
We utilize our leased and owned facilities for sales, technical support, research and development and administrative functions.

Item 3. Legal Proceedings.
Refer to Note 11, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.

Item 4. Mine Safety Disclosures.
Not applicable.
*        *        *

Executive Officers of the Registrant.
The name, age, present position and business experience for at least the past five years of each of our executive officers at May 12, 2016 are listed below:
Michael P. Gregoire, 50, has been Chief Executive Officer and a director of the Company since January 2013. Previously, he served as President and Chief Executive Officer of Taleo Corporation (Taleo), a provider of on-demand talent management software solutions, from March 2005 until Taleo’s acquisition by Oracle Corporation in April 2012. Mr. Gregoire also served as a director of Taleo from April 2005 until April 2012 and served as Taleo’s Chairman of the Board from May 2008 until April 2012. Mr. Gregoire served as Executive Vice President, Global Services and held various other senior management positions at PeopleSoft, Inc., an enterprise software company, from May 2000 to January 2005. Mr. Gregoire served as Managing Director for global financial markets at Electronic Data Systems, Inc., a global technology services company, from 1996 to April 2000, and in various other roles from 1988 to 1996.
Richard J. Beckert, 54, has been Executive Vice President and Chief Financial Officer of the Company since May 2011. He served as the Company’s Corporate Controller from June 2008 to May 2011 and as Senior Vice President, Strategic Pricing and Offerings from September 2006, when he joined the Company, until June 2008.
Michael C. Bisignano, 45, has been Executive Vice President, General Counsel and Corporate Secretary since May 2015. He served as the Company’s Executive Vice President and General Counsel from February 2015 to May 2015. He is responsible for all of the Company’s legal and compliance functions worldwide. Previously, Mr. Bisignano served as Senior Vice President, General Counsel and Corporate Secretary of Blackboard, Inc., a provider of education technology solutions, from February 2012 to January 2015, Vice President, Deputy General Counsel and Assistant Corporate Secretary of Blackboard, Inc. from August 2010 to February 2012 and Vice President, General Counsel and Corporate Secretary of Online Resources Corporation, a software and SaaS technology provider, from June 2006 to August 2010.

Adam Elster, 48, has been the Company’s Executive Vice President and Group Executive, Worldwide Sales and Services since January 2014. He is responsible for all sales for the Company and for building and maintaining customer and partner relationships across all sectors and geographies. Since joining the Company in 1999, Mr. Elster has held a number of senior management positions, including Executive Vice President and Group Executive, Mainframe and Customer Success Group from February 2012 to January 2014, Executive Vice President, Global Business Organization and Business Transformation from August 2011 to February 2012, General Manager, CA Services, Support and Education from June 2011 to August 2011, Corporate Senior Vice President and General Manager, CA Services from November 2009 to June 2011, and Senior Vice President, Area Sales Manager for the Eastern United States, from July 2007 to November 2009.
Lauren P. Flaherty, 58, has been the Company’s Executive Vice President and Chief Marketing Officer since August 2013. Previously, she was Executive Vice President and Chief Marketing Officer at Juniper Networks, Inc., which develops and markets networking products, from February 2009 to July 2013 and Chief Marketing Officer at Nortel Networks Corporation, a telecommunications and data networking equipment manufacturer, from May 2006 to December 2008.
Jacob Lamm, 51, has been the Company’s Executive Vice President, Strategy and Corporate Development since February 2009. He is responsible for directing the Company’s overall business strategy, as well as the Company’s strategy for acquisitions. Mr. Lamm has held various management positions since joining the Company in 1998, including serving as Executive Vice President, Governance Group from January 2008 to February 2009 and as Executive Vice President and General Manager, Business Service Optimization Business Unit from March 2007 to January 2008.
Paul L. Pronsati, 58, has been the Company’s Executive Vice President, Global Operations and Information Technology since November 2014. He is responsible for managing the Company’s business operations worldwide and for overseeing the Company’s information technology. Mr. Pronsati served as the Company’s Senior Vice President, Global Operations and Information Technology from February 2013, when he joined the Company, until November 2014. Previously, he was Senior Vice President, Operations at Taleo from April 2005 to May 2012.
Ayman Sayed, 53, joined the Company as Executive Vice President and Chief Product Officer in August 2015. He is responsible for the strategy and development of CA’s full portfolio of Enterprise products and solutions. Mr. Sayed served as Senior Vice President of Engineering, Mobility Virtualization Group at Cisco Systems, Inc., which designs and sells broad lines of products, provides services and delivers integrated solutions to develop and connect networks around the world, from August 2014 to August 2015, Senior Vice President of Engineering, Network Operating System Group from February 2012 to August 2014 and Vice President of Engineering, Enterprise Switching Group from June 2010 to February 2012.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on The NASDAQ Global Select Market tier of The NASDAQ Stock Market LLC (NASDAQ) under the symbol “CA.” The following table sets forth, for the fiscal quarters indicated, the quarterly high and low closing sales prices on NASDAQ:

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
Fourth Quarter	$31.11	$25.83	$33.11	$29.89
Third Quarter	$29.35	$26.53	$31.37	$25.52
Second Quarter	$30.71	$25.57	$29.64	$27.64
First Quarter	$32.39	$29.07	$31.84	$28.29
At April 29, 2016, we had approximately 4,700 stockholders of record.
We have paid cash dividends each year since July 1990. For each of fiscal 2016, 2015 and 2014, we paid annual cash dividends of $1.00 per share. For each of fiscal 2016, 2015 and 2014, we paid quarterly cash dividends of $0.25 per share.
In November 2015, we announced our intention to increase our dividend in fiscal 2017, subject to quarterly approval by our Board of Directors (the Board), to $1.02 per share for the year, or $0.255 per share on a quarterly basis. This would be an increase from the current $1.00 per share annual dividend, or $0.25 per share on a quarterly basis.
Purchases of Equity Securities by the Issuer
The following table sets forth, for the months indicated, our purchases of common stock in the fourth quarter of fiscal 2016:
Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
	(in thousands, except average price paid per share)
January 1, 2016 — January 31, 2016	—	$—	—	$750,000
February 1, 2016 — February 29, 2016	—	$—	—	$750,000
March 1, 2016 — March 31, 2016	—	$—	—	$750,000
Total	—		—
In May 2014, the Board approved a stock repurchase program that authorized us to acquire up to $1 billion of our common stock.
In November 2015, we entered into and closed on an arrangement with Careal Holding AG (Careal) to repurchase 22 million shares of our common stock in a private transaction. The transaction was valued with an effective share repurchase price of $26.81 per share, which represented a 3% discount to the 10-trading day volume weighted average price of our common stock using a reference date of November 5, 2015. Our payment to Careal upon closing was reduced by $0.25 per share to account for our dividend that was paid on December 8, 2015 to stockholders of record on November 19, 2015. As a result of the share repurchase and dividend payment, in total we paid Careal $590 million during the third quarter of fiscal 2016 in connection with the 22 million shares repurchased. The transaction was funded with U.S. cash on hand and effectively concluded the prior $1 billion stock repurchase program approved by the Board in May 2014.
Including the November 2015 share repurchase arrangement with Careal, we repurchased 26 million shares of our common stock for $707 million during fiscal 2016.
In November 2015, the Board approved a new stock repurchase program that authorized us to acquire up to $750 million of our common stock, which remained fully outstanding at March 31, 2016. We anticipate repurchasing shares of our common stock under this new stock repurchase program beginning in fiscal 2017. We expect to repurchase shares on the open market, through solicited or unsolicited privately negotiated transactions or otherwise from time to time based on market conditions and other factors.

During fiscal 2015, we repurchased 7.2 million shares of our common stock for $215 million. During fiscal 2014, we repurchased 16.3 million shares of our common stock for $505 million.

Item 6. Selected Financial Data.
The information set forth below should be read in conjunction with the “Results of Operations” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended March 31,
Statement Of Operations And Other Data	2016	2015	2014	2013	2012
	(in millions, except per share amounts)
Revenue (1)	$4,025	$4,262	$4,412	$4,504	$4,658
Income from continuing operations (1) (2)	$769	$810	$887	$921	$901
Cash provided by operating activities — continuing operations (1)	$1,034	$1,030	$973	$1,359	$1,456
Basic income per common share from continuing operations (1)	$1.79	$1.83	$1.97	$2.00	$1.84
Diluted income per common share from continuing operations (1)	$1.78	$1.82	$1.96	$1.99	$1.83
Dividends declared per common share (3)	$1.00	$1.00	$1.00	$1.00	$0.40

	At March 31,
Balance Sheet Data	2016	2015	2014	2013	2012
	(in millions)
Working capital surplus (4) (5) (6)	$667	$1,048	$635	$584	$213
Working capital surplus, excluding current deferred revenue (1) (5) (6) (7)	$2,864	$3,162	$3,054	$3,010	$2,817
Total assets (5)	$11,204	$10,973	$12,008	$11,810	$11,991
Long-term debt (less current maturities) (5)	$1,947	$1,247	$1,244	$1,269	$1,281
Stockholders’ equity	$5,378	$5,625	$5,570	$5,450	$5,397

(1)	Information presented excludes the results of our discontinued operations.

(2)	In fiscal 2014, we incurred after-tax charges of $114 million for costs associated with our fiscal 2014 rebalancing plan.

(3)
In fiscal 2016, 2015, 2014 and 2013, dividends declared per common share were $0.25 per quarter. Dividends declared per common share were $0.05 in each of the first three quarters of fiscal 2012 and $0.25 in the fourth quarter of fiscal 2012.

(4)	Working capital surplus is current assets less current liabilities.

(5)
Prior year amounts have been adjusted to reflect the adoption of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835). Refer to Note 1, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for further details.

(6)
In fiscal 2016, we adopted Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) and applied the guidance prospectively to all deferred tax assets and liabilities. Refer to Note 1, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for further details.

(7)
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

Business Overview
CA Technologies is a global leader in software solutions enabling customers to plan, develop, manage and secure applications and enterprise environments across distributed, cloud, mobile and mainframe platforms. Most of the Global Fortune 500, as well as many government agencies around the world, rely on CA to help manage their increasingly dynamic and complex environments.
We have a broad portfolio of software solutions that we use to execute our business strategy, including enabling our customers to gain a competitive advantage in the Application Economy. We organize our offerings in Enterprise Solutions, Mainframe Solutions and Services operating segments.
Enterprise Solutions segment includes products that are designed for distributed and cloud computing environments and run on industry standard servers. Within Enterprise Solutions, our areas of focus include:

•
Agile Management enables customers to more effectively plan and manage the software development process and the business of IT service delivery. Our solutions enable customers to improve delivery time on large projects, reduce costs and optimize resources.

•
DevOps is adjacent to Agile Management and comprises a range of solutions that allow customers to efficiently deliver and manage applications and IT infrastructure. With our portfolio of solutions, customers can reduce the delivery time of new applications, increase the frequency of new releases and dramatically improve quality.

•
Security includes a comprehensive set of solutions to address the growing concern across all enterprises and organizations regarding external and internal threats to their environments and the critical data they contain. Our identity-centric security portfolio allows customers to manage identities and regulate access from the device to the data center, providing a complete, end-to-end, and multi-channel security solution.

Mainframe Solutions are designed for the IBM z Systems™ mainframe platform, which runs many of our largest customers' mission-critical business applications, with a focus on lowering cost per transaction, while increasing business agility, security and compliance. Within Mainframe Solutions, our areas of focus include:

•	Application Development solutions help enable agile development processes, modernize applications and enable collaboration across the mobile to mainframe teams.

•
Databases and Database Management solutions help customers manage the growth and increasing complexity of data and allow them to address their ever-evolving data management needs and enable web and mobile access of data.

•
Security & Compliance solutions manage risk and ensure regulatory compliance across the enterprise with modern tools. Our solutions reduce risk from unauthorized access, secure mainframe assets, monitor instances that affect compliance and discover sensitive data. Our solutions secure data at rest and in motion, across the enterprise.

•	Systems and Operations Management portfolio provides customers with a unified view of their z Systems performance, including their applications, middleware, networks, systems, storage and data.
Services helps customers reach their IT and business goals primarily by enabling the rapid implementation and adoption of our Mainframe and Enterprise solutions. Our professional services team consists of experienced professionals who provide a variety of services, such as consulting, implementation, application management services, education and support services, to both commercial and government customers. In fiscal 2016, as a result of our acquisition of Rally, Agile coaches, whose primary focus is training customers on the implementation of the Agile software development methodology, are incorporated into the Services segment.
Our goal is to be the world’s leading independent software provider for IT management and security solutions that help organizations and enterprises plan, develop, manage, and secure modern software environments, across mainframe, distributed, cloud and mobile platforms. To accomplish this, key elements of our strategy include:

•
Drive organic innovation. Our product development strategy is built around key growth areas, where we are focused on innovating and delivering differentiated products and solutions across both distributed and mainframe. A key element of our organic innovation approach is the broad adoption of the Agile methodology to govern our software development process, which we believe will improve our product development time-to-market, quality and relevance, and support our customer success initiatives.

•
Incubate technology for next generation products. We are researching and dedicating resources to the development of emerging technologies that are logical extensions of our core areas of focus. We are working on opportunities in areas such as containers, data analytics, big data and open source, some of which may become enhancements or extensions of our current product portfolio and others may evolve to new product categories.

•
Pursue new business models and expanded routes to market. While our traditional on-premise software delivery remains core to many enterprise customers, we see cloud-based and try-and-buy models as increasingly attractive for our customers.

•
Expand relationships with our global customer base and address opportunities with new and underserved customers. We are focused on maintaining and expanding the strong relationships with our established customer base, and will proactively target growth with other potential customers that we do not currently serve. In parallel, we are seeking to broaden our customer base to new buyers in geographic regions we have underserved. The emerging roles of Chief Information Security Officers and Chief Development Officers align with the shifts we are driving across our portfolio to meet the needs of speed and agility.

•
Execute strategic and disciplined technology acquisitions. We intend to supplement our organic innovation efforts with key technology acquisitions that are within or adjacent to our core areas of focus. We conduct a thorough acquisition process, which includes build vs. buy analysis and opportunity identification, detailed business case modeling, rigorous due diligence and extensive integration, to fully realize the value of our acquisitions.

We offer our solutions through our direct sales force and indirectly through our partners. We remain focused on strengthening relationships with our core customers and partners - approximately our top 500 accounts, which we refer to as our “Platinum” accounts - through product leadership, account management and a differentiated customer experience. We are working to accelerate the velocity of our sales transactions by dedicating sales resources and deploying additional solutions to address opportunities to sell to new enterprises and to expand our relationship with existing non-Platinum customers - which we refer to as our “Named” and “Growth/Partners” (or Partner-led) customers. Named customers are large potential customers with whom we currently do not have a strong presence and where a competitor often has an established relationship. Growth/Partners customers are mid-size potential customers with whom we currently do not have a strong presence and generally address through partners. Additionally, we have implemented broad-based business initiatives to drive continued improvement in sales execution. We are continuing to shift to a more product-driven sales approach, using real-time data and intelligence to drive on-going evolution of our go-to-market strategy towards the highest potential and highest-yielding markets.
We have sharpened our focus and processes to better reach new customers to drive higher velocity and a broadening customer mix. Our marketing and sales organizations are utilizing common systems and analytics to initiate and respond to market opportunities, optimize resources, maximize efficiency and drive awareness and consideration of the CA brand and portfolio capabilities across our broad base of customers and prospects.

CA Technologies Business Model
We generate revenue from the following sources: license fees — licensing our products on a right-to-use basis; maintenance fees — providing customer technical support and product enhancements; service fees — providing professional services such as product implementation, consulting, customer training and customer education; and SaaS offerings. SaaS is another delivery model we offer to our customers who prefer to utilize our technology off-premise with little to no infrastructure required. Our SaaS offerings are typically licensed using a subscription fee, most commonly on a monthly or annual basis. The timing and amount of fees recognized as revenue during a reporting period are determined in accordance with generally accepted accounting principles in the United States of America (GAAP). Revenue is reported net of applicable sales taxes.
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
Under a subscription license, the customer has the right to usage and maintenance of the licensed products during the term of the agreement. Under our flexible licensing terms, customers can license our software products under multi-year licenses, with most customers choosing terms of one-to-five years, although longer terms may sometimes be negotiated by customers in order to obtain greater cost certainty. Thereafter, the license generally renews for a similar period of time on similar terms and conditions, but subject to the customer’s payment of our then prevailing subscription license and maintenance fee.
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
Our services are typically delivered on a time-and-materials basis, but alternative pay arrangements, such as fixed fee or staff augmentations, could be offered as well.

Executive Summary
A summary of key results for fiscal 2016 compared with fiscal 2015 is as follows:
Revenue

•
Total revenue decreased $237 million, or 6%, primarily as a result of an unfavorable foreign exchange effect of $212 million during fiscal 2016 and, to a lesser extent, a decrease in subscription and maintenance revenue.

•	We expect revenue for fiscal 2017 to be generally consistent or increase slightly compared with fiscal 2016.
Bookings

•
Total bookings increased 18% primarily due to an increase in renewal bookings, including the renewal with a large system integrator in excess of $500 million that occurred during the second quarter of fiscal 2016 and bookings relating to our second quarter fiscal 2016 acquisitions of Rally Software Development Corp. (Rally) and Xceedium, Inc. (Xceedium) (together, our second quarter fiscal 2016 acquisitions). This was partially offset by an unfavorable foreign exchange effect.

•
Renewal bookings increased by a percentage in the mid-twenties compared with the year-ago period primarily due to the aforementioned renewal with a large system integrator. Excluding the large system integrator renewal, renewal bookings increased by a percentage in the low single digits for fiscal 2016 compared with the year-ago period primarily due to the increase in renewal bookings relating to our second quarter fiscal 2016 acquisitions.

•
Total new product sales increased by a percentage in the mid-single digits for fiscal 2016 compared with the year-ago period. This increase was primarily due to the new sales in connection with our second quarter fiscal 2016 acquisitions and renewals, including the aforementioned renewal with a large system integrator.

•
Mainframe solutions new product sales, including capacity, increased by a percentage in the high-teens compared with the year-ago period primarily due to the aforementioned renewal with a large system integrator and new product sales in connection with other renewals.

•
Enterprise solutions new product sales increased by a percentage in the low-single digits compared with the year-ago period primarily as a result of Enterprise Solutions new product sales associated with our second quarter fiscal 2016 acquisitions. Excluding our second quarter fiscal 2016 acquisitions, Enterprise Solutions new product sales decreased by a percentage in the high single digits for fiscal 2016 compared with the year-ago period.

•	We expect fiscal 2017 renewals to increase by a percentage in the mid-single digits compared with fiscal 2016.
Expenses

•
Total expenses before interest and income taxes decreased 7% compared with fiscal 2015 primarily as a result of a decrease in non-acquisition personnel costs and a favorable effect from foreign exchange during fiscal 2016. These decreases were partially offset by an increase in costs from our second quarter fiscal 2016 acquisitions.

Income taxes

•	Income tax expense for fiscal 2016 and fiscal 2015 was $315 million and $305 million, respectively.

•
Our fiscal 2016 and 2015 effective tax rate was 29.1% and 27.4%, respectively. This increase resulted primarily from the favorable resolutions of uncertain tax positions in fiscal 2015 relating to the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2011 and 2012.

Diluted income per common share

•
Diluted income per common share from continuing operations decreased to $1.78 from $1.82, primarily due to the decrease in revenue, partially offset by the decrease in operating expenses and the decrease in the weighted average common shares outstanding.

Segment results

•
Mainframe Solutions revenue decreased primarily due to an unfavorable foreign exchange effect of $125 million and, to a lesser extent, insufficient revenue from new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin for fiscal 2016 increased primarily due to a decrease in personnel-related costs.

•
Enterprise Solutions revenue decreased due to an unfavorable foreign exchange effect of $71 million. Excluding the unfavorable effect of foreign exchange, Enterprise Solutions revenue increased as a result of additional revenue associated with our second quarter fiscal 2016 acquisitions. Enterprise Solutions operating margin for fiscal 2016 decreased primarily due to costs from our second quarter fiscal 2016 acquisitions, partially offset by a decrease in non-acquisition personnel-related costs.

•
Services revenue decreased primarily due to an unfavorable foreign exchange effect of $16 million and, to a lesser extent, a decline in professional services engagements in the first half of fiscal 2016 and during fiscal 2015, partially offset by an increase in services revenue from our Rally acquisition. Operating margin for Services increased to 7% for fiscal 2016 compared with 3% for fiscal 2015 primarily due to a decrease in personnel-related costs as a result of our prior period severance actions and a decrease in external consulting costs.

Cash flow from continuing operations

•
Net cash provided by continuing operating activities increased slightly due to lower disbursements, lower payments associated with our Fiscal Year 2014 Rebalancing Plan (Fiscal 2014 Plan) and lower income tax payments, net, offset by a decrease in cash collections from billings, which included lower single installment payments. There was an overall unfavorable effect from foreign exchange on net cash provided by continuing operating activities.

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
Our predominantly subscription-based business model is less common among our competitors in the software industry and it may be difficult to compare the results for many of our performance indicators with those of our competitors. The following is a summary of the performance indicators that management uses to review performance:

	Year Ended March 31,		Change	Percent Change
	2016 (1)	2015 (1)
	(dollars in millions)
Total revenue	$4,025	$4,262	$(237)	(6)%
Income from continuing operations	$769	$810	$(41)	(5)%
Cash provided by operating activities — continuing operations	$1,034	$1,030	$4	—%
Total bookings	$4,247	$3,609	$638	18%
Subscription and maintenance bookings	$3,489	$2,942	$547	19%
Weighted average subscription and maintenance license agreement duration in years	3.71	3.24	0.47	15%

	At March 31,		Change	Percent Change
	2016	2015
	(dollars in millions)
Cash and cash equivalents	$2,812	$2,804	$8	—%
Total debt	$1,953	$1,257	$696	55%
Total expected future cash collections from committed contracts (1) (2)	$4,520	$4,205	$315	7%
Total revenue backlog (1) (2)	$6,829	$6,530	$299	5%
Total current revenue backlog (1) (2)	$3,113	$3,141	$(28)	(1)%

(1)	Information presented excludes the results of our discontinued operations.

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
Total Revenue: Total revenue is the amount of revenue recognized during the reporting period from the sale of license, maintenance and professional services agreements. Amounts recognized as subscription and maintenance revenue are recognized ratably over the term of the agreement. Professional services revenue is generally recognized as the services are performed or recognized on a ratable basis over the term of the related software license. Software fees and other revenue generally represents license fee revenue recognized at the inception of a license agreement (up-front basis) and also includes our software as a service (SaaS) revenue, which is recognized as services are provided.

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

The license and maintenance agreements that contribute to subscription and maintenance bookings represent binding payment commitments by customers over periods that range generally from three to five years, although in certain cases customer commitments can be for longer or shorter periods. These current period bookings are often renewals of prior contracts that also had various durations, usually from three to five years. The amount of new subscription and maintenance bookings recorded in a period is affected by the volume, duration and value of contracts renewed during that period. Subscription and maintenance bookings typically increases in each consecutive quarter during a fiscal year, with the first quarter having the least bookings and the fourth quarter having the most bookings. However, subscription and maintenance bookings may not always follow the pattern of increasing in consecutive quarters during a fiscal year, and the quarter-to-quarter differences in subscription and maintenance bookings may vary. Given the varying durations and dollar amounts of the contracts being renewed, year-over-year comparisons of bookings are not always indicative of the overall bookings trend.
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

Results of Operations
The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for fiscal 2016, 2015 and 2014 and the period-over-period dollar and percentage changes for those line items. These comparisons of past results are not necessarily indicative of future results.

	Year Ended March 31,			Dollar Change 2016/2015	Percent Change 2016/2015	Dollar Change 2015/2014	Percent Change 2015/2014
	2016 (1)	2015 (1)	2014 (1)
	(dollars in millions)
Revenue:
Subscription and maintenance	$3,317	$3,560	$3,683	$(243)	(7)%	$(123)	(3)%
Professional services	326	351	379	(25)	(7)%	(28)	(7)%
Software fees and other	382	351	350	31	9%	1	—%
Total revenue	$4,025	$4,262	$4,412	$(237)	(6)%	$(150)	(3)%
Expenses:
Costs of licensing and maintenance	$283	$297	$296	$(14)	(5)%	$1	—%
Cost of professional services	300	338	353	(38)	(11)%	(15)	(4)%
Amortization of capitalized software costs	256	273	271	(17)	(6)%	2	1%
Selling and marketing	1,006	1,060	1,104	(54)	(5)%	(44)	(4)%
General and administrative	367	377	395	(10)	(3)%	(18)	(5)%
Product development and enhancements	560	603	574	(43)	(7)%	29	5%
Depreciation and amortization of other intangible assets	106	129	144	(23)	(18)%	(15)	(10)%
Other expenses, net	12	23	205	(11)	(48)%	(182)	(89)%
Total expense before interest and income taxes	$2,890	$3,100	$3,342	$(210)	(7)%	$(242)	(7)%
Income from continuing operations before interest and income taxes	$1,135	$1,162	$1,070	$(27)	(2)%	$92	9%
Interest expense, net	51	47	54	4	9%	(7)	(13)%
Income from continuing operations before income taxes	$1,084	$1,115	$1,016	$(31)	(3)%	$99	10%
Income tax expense	315	305	129	10	3%	176	136%
Income from continuing operations	$769	$810	$887	$(41)	(5)%	$(77)	(9)%

(1)	Information presented excludes the results of our discontinued operations.

The following table sets forth, for the fiscal years indicated, the percentage of total revenue presented by the items in the accompanying Consolidated Statements of Operations:

	Percentage of Total Revenue for the Year Ended March 31,
	2016	2015	2014
Revenue:
Subscription and maintenance	82%	84%	83%
Professional services	8	8	9
Software fees and other	10	8	8
Total revenue	100%	100%	100%
Expenses:
Costs of licensing and maintenance	7%	7%	7%
Cost of professional services	7	8	8
Amortization of capitalized software costs	6	6	6
Selling and marketing	25	25	25
General and administrative	9	9	9
Product development and enhancements	14	14	13
Depreciation and amortization of other intangible assets	3	3	3
Other expenses, net	—	1	5
Total expenses before interest and income taxes	72%	73%	76%
Income from continuing operations before interest and income taxes	28%	27%	24%
Interest expense, net	1	1	1
Income from continuing operations before income taxes	27%	26%	23%
Income tax expense	8	7	3
Income from continuing operations	19%	19%	20%
Note: Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
Total revenue decreased in fiscal 2016 compared with fiscal 2015 primarily as a result of an unfavorable foreign exchange effect of $212 million during fiscal 2016 and, to a lesser extent, a decrease in subscription and maintenance revenue as described below. The decreases were partially offset by an increase in revenue during fiscal 2016 of $97 million associated with our second quarter fiscal 2016 acquisitions, primarily reflected within software fees and other revenue.
Total revenue decreased in fiscal 2015 compared with fiscal 2014 primarily due to a decrease in subscription and maintenance revenue and professional services revenue. In addition, during fiscal 2015, there was an unfavorable foreign exchange effect of $71 million compared with fiscal 2014.
We expect revenue for fiscal 2017 to be generally consistent or increase slightly compared with fiscal 2016.
Subscription and Maintenance
The decrease in subscription and maintenance revenue for fiscal 2016 compared with fiscal 2015 was primarily attributable to an unfavorable foreign exchange effect of $183 million for fiscal 2016 and, to a lesser extent, a decrease in Mainframe Solutions revenue (refer to “Performance of Segments” below).
The decrease in subscription and maintenance revenue for fiscal 2015 compared with fiscal 2014 was primarily attributable to an unfavorable foreign exchange effect of $59 million for fiscal 2015 and a decrease in Mainframe Solutions revenue.

Professional Services
Professional services revenue primarily includes product implementation, consulting, customer education and customer training. Professional services revenue for fiscal 2016 decreased compared with fiscal 2015 primarily due to an unfavorable foreign exchange effect of $16 million for fiscal 2016 and, to a lesser extent, a decline in professional services engagements in the first half of fiscal 2016 and fiscal 2015. For fiscal 2016, professional services revenue includes revenue of $18 million from our second quarter fiscal 2016 acquisition of Rally. For the long term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements.
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
Software Fees and Other
Software fees and other revenue consists of revenue that is recognized on an up-front basis and also includes our SaaS revenue. Upfront revenue includes revenue associated with enterprise solutions products sold on an up-front basis directly by our sales force or through transactions with distributors and volume partners, value-added resellers and exclusive representatives (sometimes referred to as our “indirect” or “channel” revenue). Our SaaS revenue is recognized as the services are provided, generally ratably over the term of the SaaS arrangement, rather than up-front.
Software fees and other revenue for fiscal 2016 increased compared with fiscal 2015 due to an increase of $70 million from revenue associated with our second quarter fiscal 2016 acquisitions, mainly due to SaaS revenue from Rally. This increase was partially offset by an unfavorable foreign exchange effect of $13 million for fiscal 2016 and a decrease in the percentage of enterprise solutions product sales recognized on an up-front basis during the first half of fiscal 2016.
Software fees and other revenue for fiscal 2015 increased slightly compared with fiscal 2014 primarily as a result of an increase of $14 million in SaaS revenue, offset by a decrease of $12 million in sales of enterprise solutions products recognized on an up-front basis. There was also an unfavorable foreign exchange effect of $6 million for fiscal 2015.
Total Revenue by Geography
The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for fiscal 2016, 2015 and 2014:

	Fiscal 2016 Compared With Fiscal 2015					Fiscal 2015 Compared With Fiscal 2014
	(dollars in millions)
	2016 (1)	% Of Total	2015 (1)	% Of Total	% Change	2015 (1)	% Of Total	2014 (1)	% Of Total	% Change
United States	$2,585	64%	$2,615	61%	(1)%	$2,615	61%	$2,645	60%	(1)%
International	1,440	36%	1,647	39%	(13)%	1,647	39%	1,767	40%	(7)%
Total	$4,025	100%	$4,262	100%	(6)%	$4,262	100%	$4,412	100%	(3)%

(1)	Information presented excludes the results of our discontinued operations.
Revenue in the United States decreased by $30 million, or 1%, for fiscal 2016 compared with fiscal 2015, primarily due to a decrease in subscription and maintenance revenue and professional services revenue, as described above, partially offset by revenue associated with our second quarter fiscal 2016 acquisitions. International revenue decreased by $207 million, or 13%, for fiscal 2016 compared with fiscal 2015, due to an unfavorable foreign exchange effect of $212 million.
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

Expenses
Operating Expenses
Operating expenses for fiscal 2016 decreased compared with fiscal 2015 primarily as a result of a decrease in non-acquisition personnel costs of $129 million and a favorable effect from foreign exchange of $69 million during fiscal 2016, which includes a year-over-year change in our foreign exchange derivative contracts reflected within other expenses, net. These decreases were partially offset by an increase in costs from our second quarter fiscal 2016 acquisitions of $149 million.
Operating expenses for fiscal 2015 decreased compared with fiscal 2014 primarily as a result of a decrease in costs associated with our Fiscal Year 2014 Rebalancing Plan (Fiscal 2014 Plan), as described below, a favorable effect from foreign exchange and a decrease in selling and marketing costs driven by a decrease in commissions expense due to lower new sales during fiscal 2015. These decreases were partially offset by an increase in severance costs of $40 million as a result of our fourth quarter fiscal 2015 severance actions.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, SaaS hosting, and other manufacturing and distribution costs. Costs of licensing and maintenance for fiscal 2016 decreased compared with fiscal 2015 primarily due to a favorable foreign exchange effect of $9 million and a decrease in royalties, which were partially offset by an increase in costs from our second quarter fiscal 2016 acquisitions of $9 million.
Costs of licensing and maintenance for fiscal 2015 were generally consistent with fiscal 2014.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for fiscal 2016 decreased compared with fiscal 2015 primarily due to a decrease in non-acquisition personnel-related costs of $25 million, a decrease in external consulting costs of $14 million and a favorable foreign exchange effect of $14 million, partially offset by an increase in expenses of $18 million for fiscal 2016 from our second quarter fiscal 2016 acquisitions. Operating margin for professional services increased to 8% for fiscal 2016 compared with 4% for fiscal 2015. The increase in operating margin for professional services was primarily attributable to the decrease in non-acquisition personnel-related costs as mentioned above.
Cost of professional services for fiscal 2015 decreased compared with fiscal 2014. Operating margin for professional services decreased to 4% for fiscal 2015 compared with 7% for fiscal 2014. The decrease in operating margin for professional services was attributable to a number of factors, including the decrease in revenue, lower utilization rates for professional services personnel due to the decrease in the number of professional services engagements and costs associated with severance actions that occurred during the fourth quarter of fiscal 2015.
Operating margin for professional services does not include certain additional direct costs that are included within the Services segment (refer to “Performance of Segments” below). Expenses for the Services segment consist of cost of professional services and other direct costs included within selling and marketing and general and administrative expenses.
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
The decrease in amortization of capitalized software costs for fiscal 2016 compared with fiscal 2015 was primarily due to a decrease in amortization expense from capitalized software costs that became fully amortized in recent periods, partially offset by amortization of capitalized software costs related to our second quarter fiscal 2016 acquisitions. In addition, during fiscal 2015, amortization expenses included an impairment charge of $21 million (refer to Note 6, “Long Lived Assets,” in the Notes to the Consolidated Financial Statements for additional information).
Since fiscal year 2014, we have continued to leverage Agile development methodologies, which are characterized by a more dynamic development process with more frequent revisions to a product release’s features and functions as the software is being developed. This has allowed us to commence capitalization much later in the development life cycle. As such, the amount to be capitalized for internally developed software costs was not material to our consolidated financial statements for fiscal years 2016 and 2015.

The increase in amortization of capitalized software costs for fiscal 2015 compared with fiscal 2014 was primarily due to impairments recorded during fiscal 2015 of $21 million relating to capitalized software (refer to Note 6, “Long Lived Assets,” in the Notes to the Consolidated Financial Statements for additional information), which was offset by a decrease in amortization expense from capitalized software costs that became fully amortized in recent periods.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. For fiscal 2016, the decrease in selling and marketing expenses compared with fiscal 2015 was primarily attributable to a favorable foreign exchange effect of $47 million and a decrease in non-acquisition personnel-related costs of $44 million as a result of a lower headcount, partially offset by costs of $54 million from our second quarter fiscal 2016 acquisitions.
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
General and Administrative
General and administrative expenses include the costs of corporate functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. For fiscal 2016, general and administrative expenses decreased compared with fiscal 2015 primarily due to a favorable foreign exchange effect of $22 million and a decrease in non-acquisition personnel-related costs of $15 million, partially offset by $36 million of costs associated with our second quarter fiscal 2016 acquisitions.
For fiscal 2015, general and administrative expenses decreased compared with fiscal 2014, primarily due to lower personnel-related expenses and a favorable foreign exchange effect of $9 million. These decreases were partially offset by $5 million in severance costs during the fourth quarter of fiscal 2015.
Product Development and Enhancements
For fiscal 2016 and fiscal 2015, product development and enhancements expenses represented 14% of total revenue. The decrease in product development and enhancements expenses was primarily attributable to the decrease in non-acquisition personnel-related costs of $45 million as a result of a lower headcount and a favorable foreign exchange effect of $12 million, partially offset by an increase in costs of $32 million from our second quarter fiscal 2016 acquisitions.
For fiscal 2015 and fiscal 2014, product development and enhancements expenses represented 14% and 13% of total revenue, respectively. The increase in product development and enhancements expenses was attributable to the decrease in capitalized software development costs of approximately $33 million (refer to “Amortization of Capitalized Software Costs” above), partially offset by a decrease in personnel-related costs from a reduced headcount as a result of the Fiscal 2014 Plan. The decrease in personnel-related costs was partially offset by $16 million in severance costs during the fourth quarter of fiscal 2015.
Depreciation and Amortization of Other Intangible Assets
The decrease in depreciation and amortization of other intangible assets for fiscal 2016 compared with fiscal 2015 was primarily due to a decrease in amortization expense associated with other intangible assets that became fully amortized in recent periods and, to a lesser extent, a decrease in property and equipment depreciation expense.
The decrease in depreciation and amortization of other intangible assets for fiscal 2015 compared with fiscal 2014 was primarily due to a decrease in property and equipment depreciation expense.
Other Expenses, Net
The summary of other expenses, net was as follows:

	Year Ended March 31,
(in millions)	2016	2015	2014
Fiscal 2014 Plan	$(1)	$17	$168
Legal settlements	(13)	15	29
Losses (gains) from foreign exchange derivative contracts	6	(31)	(20)
Losses from foreign exchange rate fluctuations	20	17	38
Other miscellaneous items	—	5	(10)
Total	$12	$23	$205

For fiscal 2016, other expenses, net included a foreign currency transaction loss of $11 million relating to the remeasurement of monetary assets and liabilities of our Argentina subsidiary. This loss arose from our use of the foreign currency exchange system in effect for Argentina at March 31, 2016. As of March 31, 2016, our remaining net monetary assets in Argentina are not considered material to our overall financial statement presentation.
For fiscal 2015 and fiscal 2014, other expenses, net included foreign currency transaction losses of $14 million and $6 million, respectively, relating to the remeasurement of monetary assets and liabilities of our Venezuelan subsidiary. As of March 31, 2016, our remaining net monetary assets in Venezuela are not considered material to our overall financial statement presentation.
Interest Expense, Net
Interest expense, net for fiscal 2016 increased compared with fiscal 2015 primarily due to the interest associated with the borrowings of $400 million from our 3.600% Senior Notes due December 2020 and $300 million from our term loan with a maturity date of April 20, 2022, partially offset by the maturity of the 6.125% Senior Notes due December 2014 during the third quarter of fiscal 2015.
Interest expense, net for fiscal 2015 decreased compared with fiscal 2014 primarily due to lower interest expenses during fiscal 2015 as a result of the repayment in full of our 6.125% Senior Notes due December 2014 and an increase in interest income earned from higher interest rates year-over-year.
Refer to the “Liquidity and Capital Resources” section of this MD&A and Note 8, “Debt,” in the Notes to the Consolidated Financial Statements for additional information.
Income Taxes
Income tax expense for fiscal 2016, 2015 and 2014 was $315 million, $305 million and $129 million, respectively. Our effective tax rate was 29.1%, 27.4% and 12.7%, for fiscal 2016, 2015 and 2014, respectively. We expect a full-year effective tax rate of between 28% and 29% for fiscal 2017.
The increase in the effective tax rate for fiscal 2016, compared with fiscal 2015, resulted primarily from the favorable resolutions of uncertain tax positions in fiscal 2015 relating to the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2011 and 2012.
The increase in the effective tax rate for fiscal 2015, compared with fiscal 2014, resulted primarily from the favorable resolutions of uncertain tax positions in fiscal 2014 relating to the completion of the examination of our U.S. federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007.
No provision has been made for U.S. federal income taxes on $2,987 million and $2,759 million at March 31, 2016 and 2015, respectively, of unremitted earnings of our foreign subsidiaries since we plan to permanently reinvest all such earnings outside the United States. It is not practicable to determine the amount of tax associated with such unremitted earnings.
In November 2013, we received a tax assessment of Brazilian reais 211 million (which translated to $59 million at March 31, 2016), including interest and penalties, from the Brazilian tax authority relating to fiscal 2008-2013. The assessment included a report of findings in connection with the examination. We disagree with the proposed adjustments in the assessment and intend to vigorously dispute these matters through applicable administrative and judicial procedures, as appropriate. While we believe that we will ultimately prevail, if the assessment is not resolved in our favor, it would have an impact on our consolidated financial position, cash flows and results of operations.
We do not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
Refer to Note 15, “Income Taxes,” in the Notes to the Consolidated Financial Statements for additional information.
Discontinued Operations
In the fourth quarter of fiscal 2016, we sold CA ERwin Data Modeling solution assets (ERwin) for $50 million and recognized a gain on disposal of $4 million, including tax expense of $24 million. The effective tax rate on the disposal was unfavorably affected by non-deductible goodwill of $36 million.
In the second quarter of fiscal 2015, we sold CA arcserve data protection solution assets (arcserve) for $170 million and recognized a gain on disposal of $20 million, including tax expense of $77 million. The effective tax rate on the disposal was unfavorably affected by non-deductible goodwill of $109 million.
The divestitures of ERwin and arcserve result from an effort to rationalize our product portfolio within the Enterprise Solutions segment. The results of these business operations are presented in income from discontinued operations for all periods.
Refer to Note 3, “Divestitures,” in the Notes to the Consolidated Financial Statements for additional information.

Performance of Segments
In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 280, Segment Reporting, we disaggregate our operations into Mainframe Solutions, Enterprise Solutions and Services segments, which are utilized by our Chief Operating Decision Maker, who is our Chief Executive Officer, for evaluating segment performance and allocating resources.
Our Mainframe Solutions and Enterprise Solutions segments comprise our software business organized by the nature of our software offerings and the platform on which the products operate. Our Mainframe Solutions segment products help customers and partners transform mainframe management, gain more value from existing technology and extend mainframe capabilities. Our Mainframe Solutions segment consists of various product offerings, including: Application Development, Databases and Database Management, Security & Compliance, and Systems and Operations Management. Our Enterprise Solutions segment includes products that are designed for distributed and cloud computing environments and run on industry standard servers. Our Enterprise Solutions segment consists of various product offerings, including: Agile Management, DevOps and Security. The Services segment comprises product implementation, consulting, customer education and customer training. These services include those directly related to our mainframe solutions and enterprise solutions.
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
Segment expenses include costs that are controllable by segment managers (i.e., direct costs) and, in the case of the Mainframe Solutions and Enterprise Solutions segments, an allocation of shared and indirect costs (i.e., allocated costs). Segment-specific direct costs include a portion of selling and marketing costs, licensing and maintenance costs, product development costs and general and administrative costs. Allocated segment costs primarily include indirect and non-segment-specific direct selling and marketing costs and general and administrative costs that are not directly attributable to a specific segment. The basis for allocating shared and indirect costs between the Mainframe Solutions and Enterprise Solutions segments is dependent on the nature of the cost being allocated and is either in proportion to segment revenues or in proportion to the related direct cost category. Expenses for the Services segment consist of cost of professional services and other direct costs included within selling and marketing and general and administrative expenses. There are no allocated or indirect costs for the Services segment.
Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; charges relating to rebalancing initiatives that are large enough to require approval from the Board (i.e., costs associated with our Fiscal 2014 Plan); and other miscellaneous costs. We consider all costs of internally developed software as segment expenses in the period the costs are incurred and as a result, we will add back capitalized internal software costs and exclude amortization of internally developed software costs previously capitalized from segment expenses. A measure of segment assets is not currently provided to our Chief Executive Officer and has therefore not been disclosed.
Segment financial information for fiscal 2016, 2015 and 2014 is as follows:

Mainframe Solutions	Fiscal 2016 (1)	Fiscal 2015 (1)	Fiscal 2014 (1)
Revenue	$2,215	$2,392	$2,478
Expenses	854	970	996
Segment profit	$1,361	$1,422	$1,482
Segment operating margin	61%	59%	60%

(1)	Information presented excludes the results of our discontinued operations.
For fiscal 2016, Mainframe Solutions revenue decreased compared with the year-ago period primarily due to an unfavorable foreign exchange effect of $125 million and, to a lesser extent, insufficient revenue from new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin for fiscal 2016 increased compared with the year-ago period primarily due to a decrease in personnel-related costs.

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

Enterprise Solutions	Fiscal 2016 (1)	Fiscal 2015 (1)	Fiscal 2014 (1)
Revenue	$1,484	$1,519	$1,555
Expenses	1,337	1,353	1,440
Segment profit	$147	$166	$115
Segment operating margin	10%	11%	7%

(1)	Information presented excludes the results of our discontinued operations.
Enterprise Solutions revenue for fiscal 2016 decreased compared with the year-ago period due to an unfavorable foreign exchange effect of $71 million. Excluding the unfavorable effect of foreign exchange, Enterprise Solutions revenue increased as a result of additional revenue associated with our second quarter fiscal 2016 acquisitions. Enterprise Solutions operating margin for fiscal 2016 decreased compared with the year-ago period primarily due to costs from our second quarter fiscal 2016 acquisitions of Rally and Xceedium, partially offset by a decrease in non-acquisition personnel-related costs.
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

Services	Fiscal 2016	Fiscal 2015	Fiscal 2014
Revenue	$326	$351	$379
Expenses	303	342	357
Segment profit	$23	$9	$22
Segment operating margin	7%	3%	6%
Services segment expenses include cost of professional services and assigned general and administrative expenses that are not included within the “Cost of professional services” line item of our Consolidated Statements of Operations.
Services revenue for fiscal 2016 decreased compared with fiscal 2015 primarily due to an unfavorable foreign exchange effect of $16 million and, to a lesser extent, a decline in professional services engagements in the first half of fiscal 2016 and during fiscal 2015, partially offset by an increase in services revenue of $18 million from our second quarter fiscal 2016 acquisition of Rally. Operating margin for Services increased to 7% for fiscal 2016 compared with 3% for fiscal 2015 primarily due to a decrease in personnel-related costs as a result of our prior period severance actions and a decrease in external consulting costs.
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
Refer to Note 17, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements for additional information.
Bookings - Fiscal 2016 Compared with Fiscal 2015
Total Bookings: For fiscal 2016 and fiscal 2015, total bookings were $4,247 million and $3,609 million, respectively. The increase in bookings was primarily due to an increase in renewal bookings, including the renewal with a large system integrator in excess of $500 million that occurred during the second quarter of fiscal 2016 and bookings relating to our second quarter fiscal 2016 acquisitions. This was partially offset by an unfavorable foreign exchange effect of $133 million.
Subscription and Maintenance Bookings: For fiscal 2016 and fiscal 2015, subscription and maintenance bookings were $3,489 million and $2,942 million, respectively. The increase in subscription and maintenance bookings was primarily attributable to an increase in renewal bookings, including the aforementioned renewal with a large system integrator.

•	Renewal Bookings:
Including the Large System Integrator: For fiscal 2016, renewal bookings increased by a percentage in the mid-twenties compared with the year-ago period primarily due to the aforementioned renewal with a large system integrator. Excluding the unfavorable effect of foreign exchange, renewal bookings for fiscal 2016 increased by approximately 30% compared with the year-ago period. For the fourth quarter of fiscal 2016, our percentage renewal yield was in the mid 90% range. The average of the renewal yield percentage for the four quarters of fiscal 2016 was slightly above 90%.
Excluding the Large System Integrator: Excluding the large system integrator renewal, renewal bookings increased by a percentage in the low single digits for fiscal 2016 compared with the year-ago period primarily due to the increase in renewal bookings relating to our second quarter fiscal 2016 acquisitions. Excluding the unfavorable effect of foreign exchange, renewal bookings for fiscal 2016 increased by a percentage in the high single digits compared with the year-ago period.

•
License Agreements over $10 million: During fiscal 2016, we executed a total of 48 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,965 million. During fiscal 2015, we executed a total of 51 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,448 million.

•
Annualized Subscription and Maintenance Bookings and Weighted Average Subscription and Maintenance License Agreement Duration in Years: For fiscal 2016, annualized subscription and maintenance bookings increased from $908 million in the prior year period to $940 million primarily a result of the aforementioned renewal with a large system integrator. The weighted average subscription and maintenance license agreement duration in years increased from 3.24 in fiscal 2015 to 3.71 in fiscal 2016 primarily due to the aforementioned renewal with a large system integrator which had a term greater than 5 years. Although each contract is subject to terms negotiated by the respective parties, we do not expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

•	Full Year Fiscal 2017 Outlook: We expect fiscal 2017 renewals to increase by a percentage in the mid-single digits compared with fiscal 2016.
Total New Product Sales: Within total bookings, total new product sales increased by a percentage in the mid-single digits for fiscal 2016 compared with the year-ago period. Excluding the unfavorable effect of foreign exchange, total new product sales increased by a percentage in the low teens. These increases were primarily due to the new sales in connection with our second quarter fiscal 2016 acquisitions and renewals, including the aforementioned renewal with a large system integrator. Excluding our second quarter fiscal 2016 acquisitions, total new product sales decreased by a percentage in the low-single digits for fiscal 2016 compared with the year-ago period. Excluding both the unfavorable effect of foreign exchange and second quarter fiscal 2016 acquisitions, total new product sales increased by a percentage in the mid-single digits for fiscal 2016 compared with the year-ago period.

•
Mainframe Solutions New Product Sales: For fiscal 2016, Mainframe Solutions new product sales, including capacity, increased by a percentage in the high-teens compared with the year-ago period primarily due to the aforementioned renewal with a large system integrator and new product sales in connection with other renewals. Excluding the unfavorable effect of foreign exchange, Mainframe Solutions new product sales increased by a percentage in the mid-twenties. Overall, we expect our mainframe revenue growth to decline in a low single digit range over the medium term, which we believe is in line with the mainframe market.

•
Enterprise Solutions New Product Sales: For fiscal 2016, Enterprise Solutions new product sales increased by a percentage in the low-single digits compared with the year-ago period primarily as a result of Enterprise Solutions new product sales associated with our second quarter fiscal 2016 acquisitions. Excluding the unfavorable effect of foreign exchange, Enterprise Solutions new product sales increased by a percentage in the high single digits. Excluding our second quarter fiscal 2016 acquisitions, Enterprise Solutions new product sales decreased by a percentage in the high single digits for fiscal 2016 compared with the year-ago period. Excluding both the unfavorable effect of foreign exchange and second quarter fiscal 2016 acquisitions, Enterprise Solutions new product sales decreased by a percentage in the low-single digits for fiscal 2016 compared with the year-ago period. Enterprise Solutions new product sales performance was negatively affected by certain products that are more mature and not growing. However, these products positively affect segment operating margin as well as cash flow from operations.

Total Bookings by Geography: Total bookings in fiscal 2016 compared with the year-ago period increased in the United States and, to a lesser extent, increased in the Europe, Middle East and Africa region. The increase in the United States was primarily due to the aforementioned renewal with a large system integrator and bookings from our second quarter 2016 acquisitions. Total bookings in fiscal 2016 compared with the year-ago period decreased in the Asia Pacific Japan and Latin America regions.

New Product Sales by Geography: Total new product sales in fiscal 2016 compared with the year-ago period increased in the United States and the Latin America region. The increase in the United States was primarily due to new product sales from our second quarter 2016 acquisitions and new product sales associated with the aforementioned renewal with a large system integrator. Total new product sales decreased in the Asia Pacific Japan and Europe, Middle East and Africa regions.
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

•
Renewal Bookings: For fiscal 2015, renewal bookings decreased by a percentage in the low twenties compared with fiscal 2014. Excluding the unfavorable effect of foreign exchange, renewal bookings for fiscal 2015 decreased by a percentage in the high teens compared with fiscal 2014. This decrease was primarily due to two factors: (1) a four-year contract renewal with a large system integrator for more than $300 million executed during fiscal 2014; and (2) the value of contracts renewed prior to their scheduled expiration dates being lower in fiscal 2015 than we had historically experienced. For the fourth quarter of fiscal 2015, our percentage renewal yield was in the low 90% range. Our percentage renewal yield was at or above 90% for each quarter of fiscal 2015.

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

•
Mainframe Solutions New Product Sales: For fiscal 2015, mainframe solutions new sales, including capacity, declined by approximately 10% compared with the year-ago period primarily due to lower mainframe renewals. Excluding the unfavorable effect of foreign exchange, mainframe solutions new sales decreased by a percentage in the high single digits.

•
Enterprise Solutions New Product Sales: Enterprise solutions new product sales decreased by a percentage in the mid-single digits primarily as a result of the timing of our renewal portfolio providing fewer opportunities for new sales and weakness in selling outside the renewal opportunity. While fiscal 2015 new sales in our Named accounts increased by a percentage in the low teens, our combined Named and Growth new sales did not increase by a percentage sufficient to grow total revenue.

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

Selected Quarterly Information

	Fiscal 2016 Quarter Ended				Total (1)
	June 30 (1)	September 30 (1)	December 31 (1)	March 31 (1)
	(dollars in millions, except per share amounts)
Revenue	$977	$1,005	$1,034	$1,009	$4,025
Percentage of annual revenue	24%	25%	26%	25%	100%
Costs of licensing and maintenance	$66	$70	$73	$74	$283
Cost of professional services	$71	$78	$75	$76	$300
Amortization of capitalized software costs	$60	$67	$65	$64	$256
Income from continuing operations	$207	$172	$219	$171	$769
Basic income per common share from continuing operations	$0.47	$0.39	$0.52	$0.41	$1.79
Diluted income per common share from continuing operations	$0.47	$0.39	$0.52	$0.41	$1.78

	Fiscal 2015 Quarter Ended				Total (1)
	June 30 (1)	September 30 (1)	December 31 (1)	March 31 (1)
	(dollars in millions, except per share amounts)
Revenue	$1,069	$1,079	$1,091	$1,023	$4,262
Percentage of annual revenue	25%	25%	26%	24%	100%
Costs of licensing and maintenance	$72	$71	$74	$80	$297
Cost of professional services	$81	$88	$84	$85	$338
Amortization of capitalized software costs	$67	$75	$62	$69	$273
Income from continuing operations	$212	$235	$218	$145	$810
Basic income per common share from continuing operations	$0.48	$0.53	$0.49	$0.33	$1.83
Diluted income per common share from continuing operations	$0.48	$0.53	$0.49	$0.33	$1.82

(1)	Information presented excludes the results of our discontinued operations.

Liquidity and Capital Resources
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 76% held in our subsidiaries outside the United States at March 31, 2016. Cash and cash equivalents totaled $2,812 million at March 31, 2016, representing an increase of $8 million from the March 31, 2015 balance of $2,804 million. During fiscal 2016, there was a $24 million favorable translation effect from foreign exchange rates on cash held outside the United States in currencies other than the U.S. dollar.

Although 76% of our cash and cash equivalents is held by foreign subsidiaries, we currently neither intend nor expect a need to repatriate these funds to the United States in the foreseeable future. We expect existing domestic cash, cash equivalents, cash flows from operations and borrowings to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding of capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding of capital expenditures, acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter.
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
For fiscal 2016, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $421 million compared with $514 million in fiscal 2015.
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

	March 31, 2016 (1)	March 31, 2015 (1)
	(in millions)
Billings backlog:
Amounts to be billed — current	$1,818	$1,867
Amounts to be billed — noncurrent	2,077	1,686
Total billings backlog	$3,895	$3,553
Revenue backlog:
Revenue to be recognized within the next 12 months — current	$3,113	$3,141
Revenue to be recognized beyond the next 12 months — noncurrent	3,716	3,389
Total revenue backlog	$6,829	$6,530
Deferred revenue (billed or collected)	$2,934	$2,977
Total billings backlog	3,895	3,553
Total revenue backlog	$6,829	$6,530

(1)	Information presented excludes the results of our discontinued operations.
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

	March 31, 2016 (1)	March 31, 2015 (1)
	(in millions)
Expected future cash collections:
Total billings backlog	$3,895	$3,553
Trade accounts receivable, net	625	652
Total expected future cash collections	$4,520	$4,205

(1)	Information presented excludes the results of our discontinued operations.
The increase in billings backlog at March 31, 2016 compared with March 31, 2015 was primarily a result of the renewal with a large system integrator in excess of $500 million that occurred during the second quarter of fiscal 2016. There was an increase of 10% in billings backlog at March 31, 2016 compared with March 31, 2015. Excluding the favorable effect of foreign exchange, billings backlog increased 9% at March 31, 2016 compared with March 31, 2015.
The increase in expected future cash collections at March 31, 2016 compared with March 31, 2015 was primarily driven by the increase in billings backlog, as described above, partially offset by a decrease in trade accounts receivable, net.
The increase in total revenue backlog at March 31, 2016 compared with March 31, 2015 was primarily a result of the aforementioned renewal with the large system integrator. There was an increase in total revenue backlog of 5% at March 31, 2016 compared with March 31, 2015. Excluding the favorable effect of foreign exchange, total revenue backlog increased 4% at March 31, 2016 compared with March 31, 2015.
Our current revenue backlog, which is our revenue to be recognized within the next 12 months, decreased 1% at March 31, 2016 compared with March 31, 2015 due to the timing of large deals within the renewal portfolio, partially offset by an increase in SaaS bookings from Rally. Our current revenue backlog will be negatively affected for contracts within 12 months of their renewal dates. Given the timing of our renewal portfolio, we expect our fiscal 2017 renewals to increase by a percentage in the mid-single digits.
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
Unbilled amounts relating to subscription and maintenance licenses are mostly collectible over a period of one-to-five years and at March 31, 2016, on a cumulative basis, 47%, 77%, 89%, 96% and 100% come due within fiscal 2017 through 2021, respectively.

Cash Provided by Operating Activities

	Year Ended March 31,			$ Change
	2016 (1)	2015 (1)	2014 (1)	2016 / 2015	2015 / 2014
	(in millions)
Cash collections from billings (2)	$4,229	$4,515	$4,653	$(286)	$(138)
Vendor disbursements and payroll (2)	(2,773)	(2,960)	(3,025)	187	65
Income tax payments, net	(365)	(411)	(489)	46	78
Other disbursements, net (3)	(57)	(114)	(166)	57	52
Net cash provided by continuing operating activities	$1,034	$1,030	$973	$4	$57

(1)	Information presented excludes the results of our discontinued operations.

(2)	Amounts include value added taxes and sales taxes.

(3)
For fiscal 2016, amount includes $5 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For fiscal 2015, amount includes $66 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For fiscal 2014, amount includes $105 million of payments associated with the Fiscal 2014 Plan, interest, prior period restructuring plans and miscellaneous receipts and disbursements.

Fiscal 2016 versus Fiscal 2015
Operating Activities
Net cash provided by continuing operating activities for fiscal 2016 was $1,034 million, representing an increase of $4 million compared with fiscal 2015. Net cash provided by continuing operating activities increased slightly due to lower disbursements, lower payments associated with our Fiscal 2014 Plan and lower income tax payments, net, offset by a decrease in cash collections from billings, which included lower single installment payments. There was an overall unfavorable effect from foreign exchange of $82 million on net cash provided by continuing operating activities.
Investing Activities
Net cash used in investing activities from continuing operations for fiscal 2016 was $645 million compared with $91 million for fiscal 2015. The increase in net cash used in investing activities compared with the year-ago period was primarily due to the increase in cash paid for acquisitions and purchased software of $610 million, partially offset by proceeds of $48 million from the sale of short-term investments, which were received from the acquisition of Rally during the second quarter of fiscal 2016.
Financing Activities
Net cash used in financing activities from continuing operations for fiscal 2016 was $443 million compared with $977 million for fiscal 2015. The decrease in net cash used in financing activities was primarily due to the $1.1 billion of debt borrowings, which consisted of the following: (1) our July 2015 borrowing under our revolving credit facility of $400 million in connection with the acquisition of Rally; (2) our August 2015 borrowing from our 3.600% Senior Notes due August 2020 of $400 million; and (3) our October 2015 borrowing under our Term Loan of $300 million. In addition, there was a decrease in debt repayments of $99 million and a decrease in dividends paid of $15 million compared with the year-ago period. These financing activities were partially offset by the increase in common shares repurchased of $492 million, which was primarily due to our share repurchase arrangement with Careal, the decrease in net borrowings from our notional pooling arrangement of $142 million, the decrease in other financing activities of $24 million, which were due to payments associated with prior year acquisitions, and the decrease in cash received from exercises of stock options of $18 million compared with the year-ago period.
Refer to the “Debt Arrangements” table below for additional information about our debt balances at March 31, 2016.
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
Financing Activities
Net cash used in financing activities from continuing operations for fiscal 2015 was $977 million compared with $421 million for fiscal 2014. The increase was primarily due to the $500 million repayment of our 6.125% Senior Notes due December 2014 in full, a decrease in borrowings of $498 million, which was attributable to our August 2013 debt offering in fiscal 2014, and a decrease in the exercise of common stock options of $67 million. These decreases were partially offset by lower common share repurchases of $292 million, an increase in net borrowings from our notional pooling arrangement of $196 million and a decrease in cash dividend payments of $9 million.
Refer to the “Debt Arrangements” table below for additional information about our debt balances at March 31, 2015.
Debt Arrangements
Our debt arrangements consisted of the following:

	At March 31,
	2016	2015
	(in millions)
Revolving credit facility	—	—
5.375% Senior Notes due December 2019	750	750
3.600% Senior Notes due August 2020	400	—
2.875% Senior Notes due August 2018	250	250
4.500% Senior Notes due August 2023	250	250
Term Loan due April 2022	300	—
Other indebtedness, primarily capital leases	15	17
Unamortized debt issuance costs	(8)	(6)
Unamortized discount for Senior Notes	(4)	(4)
Total debt outstanding	$1,953	$1,257
Less the current portion	(6)	(10)
Total long-term debt portion	$1,947	$1,247
Significant changes to our debt obligations during fiscal 2016 consisted of the following:
Term Loan: In October 2015, we entered into a Term Loan Agreement with Bank of America, N.A. (Term Loan Agreement). The Term Loan Agreement provides for a $300 million term loan (Term Loan) with a maturity date of April 20, 2022. We may, at any time on or after October 20, 2016, prepay the outstanding principal amount of the Term Loan in whole or in part without premium or penalty. The Term Loan Agreement provides that we may use the proceeds of the Term Loan for general corporate purposes for us and our subsidiaries, which may include, but is not limited to, share repurchases, acquisitions and the refinancing of existing indebtedness. The Term Loan Agreement also contains covenants and events of default consistent with our revolving credit facility.
Senior Notes: In August 2015, we issued $400 million of 3.600% Senior Notes due August 2020 (3.600% Notes) for proceeds of $400 million, reflecting a discount of less than $1 million. The 3.600% Notes are senior unsecured obligations that rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. Interest on the 3.600% Notes is payable semiannually in February and August. The 3.600% Notes contain customary covenants and events of default. The maturity of the 3.600% Notes may be accelerated by holders upon certain events of default, including failure to make payments when due and failure to comply with covenants.
At March 31, 2016, our senior unsecured notes were rated Baa2 (stable) by Moody’s Investor Services, BBB+ (stable) by Standard and Poor’s and BBB+ (stable) by Fitch Ratings.

Revolving Credit Facility: In April 2015, we amended our revolving credit facility to extend the termination date from June 2018 to June 2019. The maximum committed amount available under the revolving credit facility is $1 billion. The facility also provides us with an option to increase the available credit by an amount up to $500 million. This option is subject to certain conditions and the agreement of the facility lenders. In July 2015 and in connection with the acquisition of Rally, we borrowed $400 million under our revolving credit facility, which we repaid in August 2015 from the borrowings received from our $400 million issuance of the 3.600% Notes described above. At March 31, 2016 and 2015, there were no outstanding borrowings under our revolving credit facility.
Other Indebtedness: We have an unsecured and uncommitted multi-currency line of credit available to meet short-term working capital needs for our subsidiaries and use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts and other items. At March 31, 2016 and 2015, $55 million and $27 million, respectively, of this line of credit were pledged in support of bank guarantees and other local credit lines. At March 31, 2016 and 2015, none of these arrangements were drawn down by third parties.
From time to time, we examine our debt balances in light of market conditions and other factors and thus, the levels of our debt balances may change. For further information, refer to Note 8, “Debt,” in the Notes to the Consolidated Financial Statements.
Stock Repurchases
In May 2014, our Board approved a stock repurchase program that authorized us to acquire up to $1 billion of our common stock.
In November 2015, we entered into and closed on an arrangement with Careal to repurchase 22 million shares of our common stock in a private transaction. The transaction was valued with an effective share repurchase price of $26.81 per share, which represented a 3% discount to the 10-trading day volume weighted average price of our common stock using a reference date of November 5, 2015. Our payment to Careal upon closing was reduced by $0.25 per share to account for our dividend that was paid on December 8, 2015 to stockholders of record on November 19, 2015. As a result of the share repurchase and dividend payment, in total we paid Careal $590 million during the third quarter of fiscal 2016 in connection with the 22 million shares repurchased. The transaction was funded with U.S. cash on hand and effectively concluded the prior $1 billion stock repurchase program approved by the Board in May 2014.
Including the November 2015 share repurchase arrangement with Careal, we repurchased 26 million shares of our common stock for $707 million during fiscal 2016.
In November 2015, the Board approved a new stock repurchase program that authorized us to acquire up to $750 million of our common stock, which remained fully outstanding at March 31, 2016. We anticipate repurchasing shares of our common stock under this new stock repurchase program beginning in fiscal 2017. We expect to repurchase shares on the open market, through solicited or unsolicited privately negotiated transactions or otherwise from time to time based on market conditions and other factors.
During fiscal 2015, we repurchased 7.2 million shares of our common stock for $215 million.
During fiscal 2014, we repurchased 16.3 million shares of our common stock for $505 million.
Dividends
We have paid cash dividends each year since July 1990. For each of fiscal 2016, 2015 and 2014, we paid annual cash dividends of $1.00 per share. For each of fiscal 2016, 2015 and 2014, we paid quarterly cash dividends of $0.25 per share.
In November 2015, we announced our intention to increase our dividend in fiscal 2017, subject to quarterly Board approval, to $1.02 per share for the year, or $0.255 per share on a quarterly basis. This would be an increase from the current $1.00 per share annual dividend, or $0.25 per share on a quarterly basis.
Effect of Foreign Exchange Rate Changes
There was a $24 million favorable impact to our cash balances in fiscal 2016 predominantly due to the weakening of the U.S. dollar against the euro (6%) and the Israeli shekel (6%), partially offset by the strengthening of the U.S. dollar against the British pound sterling (3%) and the Brazilian real (11%).
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
The following table summarizes our contractual arrangements at March 31, 2016 and the timing and effect that those commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of payments on our debt obligations as reported on our Consolidated Balance Sheet at March 31, 2016.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in millions)
Long-term debt obligations (inclusive of interest)	$2,343	$84	$445	$1,285	$529
Operating lease obligations (1)	419	83	140	111	85
Purchase obligations	173	91	79	3	—
Other obligations (2)	94	19	32	20	23
Total	$3,029	$277	$696	$1,419	$637

(1)
The contractual obligations for noncurrent operating leases exclude sublease income totaling $34 million expected to be received in the following periods: $6 million (less than 1 year); $13 million (1–3 years); $11 million (3–5 years); and $4 million (more than 5 years).

(2)
$162 million of estimated liabilities related to unrecognized tax benefits are excluded from the contractual obligations table because we could not make a reasonable estimate of when those amounts will become payable.

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
Refer to Note 1, “Significant Accounting Policies” for additional information on our revenue recognition policy.
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

When evaluating goodwill for impairment, based upon our annual test or due to changes in circumstances described above, we first can opt to perform a qualitative assessment to determine if the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than the reporting unit's carrying amount, including goodwill, or we can directly perform the two-step impairment test. This qualitative assessment includes, among other things, consideration of: (i) identifying inputs and assumptions that most affect fair value; (ii) identifying relevant events and circumstances that may have an impact on those inputs and assumptions; (iii) weighing the events and circumstances; and (iv) concluding on the totality of events and circumstances. If this assessment indicates that the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. However, if the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two-step impairment test will be performed.
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
Based on our qualitative impairment analysis performed for fiscal 2016, we determined that it was more likely than not that there was no impairment of any of our reporting units and that the estimated fair value of each of our reporting units exceeded the carrying amount of the unit by more than 10% of the carrying amount.
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
Acquisitions
We apply the provisions of FASB ASC Topic 805, Business Combinations, in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Operations.
Accounting for business combinations requires us to make significant estimates and assumptions, including fair value estimates, to determine the fair value of assets acquired and liabilities assumed and the related useful lives of the acquired assets, when applicable, as of the acquisition date. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates used in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from sales, maintenance agreements and acquired developed technologies;

•
the acquired company’s trade name and customer relationships as well as assumptions about the period of time the acquired trade name and customer relationships will continue to be used in the combined company’s product portfolio; and

•	discount rates used to determine the present value of estimated future cash flows.
These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. Additionally, unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
Refer to Note 2, “Acquisitions,” for additional information.
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
Since fiscal year 2014, we have continued to leverage Agile development methodologies, which are characterized by a more dynamic development process with more frequent revisions to a product release’s features and functions as the software is being developed. This has allowed us to commence capitalization much later in the development life cycle. We no longer capitalize any significant amounts of internally developed software costs and, as a result, future amortization of capitalized software costs is expected to decrease.
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
Fair Value of Financial Instruments
The measurement of fair value for our financial instruments is based on the authoritative guidance which establishes a fair value hierarchy that is based on three levels of inputs and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Refer to Note 10, “Fair Value Measurements,” for additional information.
We are exposed to financial market risks arising from changes in interest rates and foreign exchange rates. Changes in interest rates could affect our monetary assets and liabilities, and foreign exchange rate changes could affect our foreign currency denominated monetary assets and liabilities and forecasted transactions. We enter into derivative contracts with the intent of mitigating a portion of these risks. Refer to Note 9, “Derivatives,” for additional information.
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

New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Simplifying the Presentation of Debt Issuance Costs (Topic 835), which changes the required presentation of debt issuance costs from an asset on the balance sheet to a deduction from the related debt liability. ASU 2015-03 will be effective for our first quarter of fiscal 2017 and early adoption is permitted. We elected to early adopt this guidance in the fourth quarter of fiscal 2016 and have applied the new standard retrospectively to all prior periods. The reclassification of debt issuance costs did not have a material effect on our Consolidated Balance Sheets at March 31, 2016 and 2015, and had no effect on our other consolidated financial statements. Refer to Note 8, “Debt,” for additional information on our debt balances.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16 (ASU 2015-16), Simplifying the Accounting for Measurement-Period Adjustments (Topic 805), which removes the requirement to retrospectively account for adjustments to preliminary amounts recognized in a business combination. ASU 2015-16 requires the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 will be effective for our first quarter of fiscal 2017 and early adoption is permitted. We elected to early adopt this guidance in the fourth quarter of fiscal year 2016 and will prospectively apply the new standard to business combination adjustments identified after the date of adoption. The adoption of this guidance did not have a material effect on our consolidated financial statements.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes (Topic 740), to simplify the presentation of deferred taxes in the statement of financial position. Current guidance requires an entity to separate deferred income tax assets and liabilities into current and noncurrent amounts. The new guidance requires all deferred tax assets and liabilities to be presented as noncurrent. ASU 2015-17 will be effective for our first quarter of fiscal 2018 and early adoption is permitted. This guidance may be applied either prospectively to all deferred tax assets and liabilities, or retrospectively to all periods presented. We elected to early adopt this guidance prospectively in the fourth quarter of fiscal 2016. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our Consolidated Balance Sheet at March 31, 2016, but have not reclassified current deferred tax assets and liabilities on our Consolidated Balance Sheet at March 31, 2015. ASU 2015-17 has no effect on our other consolidated financial statements. Refer to Note 15, “Income Taxes,” for additional information on our income taxes disclosures.
New Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which creates new ASC Topic 606 (Topic 606) that will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the effective date of the new revenue recognition standard. In March 2016, April 2016 and May 2016, the FASB issued additional amendments to the technical guidance of Topic 606. Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be effective for our first quarter of fiscal 2019 and early application for fiscal 2018 is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures. Topic 606 is expected to have a significant effect on our revenue recognition policies and disclosures. We have not yet selected a transition method nor have we determined the effect the standard will have on our ongoing financial reporting.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842), which requires a lessee to recognize assets and liabilities on its consolidated balance sheet for leases with accounting lease terms of more than 12 months. ASU 2016-02 will replace most existing lease accounting guidance in U.S. GAAP when it becomes effective. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. ASU 2016-02 will be effective for our first quarter of fiscal 2020 and requires the modified retrospective method of adoption. Early adoption is permitted. Although we are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures, we expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting (Topic 718), which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences and classification on the statement of cash flows. ASU 2016-09 will be effective for our first quarter of fiscal 2018 and early adoption is permitted. We are currently evaluating the guidance to determine the adoption methods and the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and debt. We have a prescribed methodology whereby we invest our excess cash in investments that are composed of money market funds, debt instruments of government agencies and investment grade corporate issuers (Standard and Poor’s BBB or Moody's Investor Services Baa2 rating and higher).
At March 31, 2016, our outstanding debt was $1,953 million. Refer to Note 8, “Debt,” in the Notes to the Consolidated Financial Statements for additional information.
In the third quarter of fiscal 2016, we entered into a $300 million variable rate term loan agreement. A hypothetical 100 basis point increase in interest rates applied to the term loan as of March 31, 2016 would increase interest expense by approximately $3 million per year.
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
At March 31, 2016 and 2015, we had no interest rate swap derivatives outstanding.
Foreign Exchange Risk
We conduct business on a worldwide basis through subsidiaries in 44 foreign countries and, as such, a portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In October 2005, our Board adopted our Risk Management Policy and Procedures, which authorize us to manage, based on management’s assessment, our risks and exposures to foreign exchange rates through the use of derivative financial instruments (e.g., forward contracts, options and swaps) or other means. We only use derivative financial instruments in the context of hedging and do not use them for speculative purposes.
During fiscal 2016 and 2015, we did not designate our foreign exchange derivatives as hedges. Accordingly, all foreign exchange derivatives are recorded in our Consolidated Balance Sheets at fair value and unrealized or realized changes in fair value from these contracts are recorded as “Other expenses, net” in our Consolidated Statements of Operations.
Refer to Note 9, “Derivatives” for additional information regarding our derivative activities.
If foreign exchange rates affecting our business changed by 10% on an overall basis in comparison to the U.S. dollar, the amount of cash and cash equivalents we would report in U.S. dollars would increase or decrease by approximately $215 million.

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
Management conducted its evaluation of the effectiveness of internal control over financial reporting at March 31, 2016 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s evaluation included the design of the Company’s internal control over financial reporting and the operating effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this Form 10-K.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears on page 62 of this Form 10-K.
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
None

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item that will appear under the headings “Election of Directors,” “Director Nominating Procedures,” “Board Committees and Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed with the SEC relating to our 2016 Annual Meeting of Stockholders is incorporated herein by reference. Also, refer to Part I under the heading “Executive Officers of the Registrant” for information concerning our executive officers.
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

Item 11. Executive Compensation.
Information required by this Item that will appear under the headings “Compensation and Other Information Concerning Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation and Human Resources Committee Report on Executive Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this Item that will appear under the headings “Information Regarding Beneficial Ownership of Principal Stockholders, the Board and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the definitive proxy statement to be filed with the SEC relating to our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item that will appear under the headings “Related Person Transactions,” “Related Person Transactions in Fiscal Year 2016” and “Director Independence” in the definitive proxy statement to be filed with the SEC relating to our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
Information required by this Item that will appear under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive proxy statement to be filed with the SEC relating to our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1)      The Registrant’s financial statements together with a separate table of contents are annexed hereto.
(2)      Financial Statement Schedules are listed in the separate table of contents annexed hereto.
(3)      Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Acquisition Agreement, dated as of May 27, 2015, by and among CA, Inc., Grand Prix Acquisition Corp., and Rally Software Development Corp.	8-K	2.1	5/28/15
3.1	Restated Certificate of Incorporation.	8-K	3.3	03/09/06
3.2	By-Laws of the Company, as amended.	10-K	3.2	05/08/15
4.1	Stockholder Protection Rights Agreement, dated as of November 30, 2015 (the “Rights Agreement”), between CA, Inc. (the “Company”) and Computershare Trust Company, N.A., as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock, Class A of the Company.	8-K	4.1	12/01/15
4.2	Indenture dated June 1, 2008 between the Company and U.S. Bank National Association, as trustee, relating to the senior debt securities, the senior subordinated debt securities and the junior subordinated debt securities, as applicable.	S-3	4.1	06/12/08
4.3	Officers’ Certificates dated November 13, 2009 establishing the terms of the Company’s 5.375% Senior Notes due 2019 pursuant to the Indenture dated June 1, 2008 (including the form of the Senior Notes).	8-K	4.2	11/13/09
4.4	Officers’ Certificate dated August 16, 2013 establishing the terms of the Company’s 2.875% Senior Notes due 2018 and 4.500% Senior Notes due 2023 pursuant to the Indenture dated June 1, 2008 (including the forms of the Senior Notes).	8-K	4.2	08/16/13
4.5	Officers’ Certificate dated August 4, 2015 establishing the terms of the Company’s 3.600% Senior Notes due 2020 pursuant to the Indenture dated June 1, 2008 (including the form of the Senior Notes).	8-K	4.2	08/04/15
10.1*	CA, Inc. 2002 Incentive Plan (amended and restated effective as of April 27, 2007).	10-K	10.9	05/30/07
10.2*	CA, Inc. 2002 Compensation Plan for Non-Employee Directors.	DEF 14A	Exhibit C	07/26/02
10.3	Deferred Prosecution Agreement, including the related Information and Stipulation of Facts.	8-K	10.1	09/22/04
10.4	Final Consent Judgment of Permanent Injunction and Other Relief, including SEC complaint.	8-K	10.2	09/22/04
10.5*	Form of Restricted Stock Unit Certificate under the CA, Inc. 2002 Incentive Plan.	10-Q	10.1	02/09/05
10.6*	Form of Non-Qualified Stock Option Certificate under the CA, Inc. 2002 Incentive Plan.	10-Q	10.2	02/09/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
10.7*	Form of Non-Qualified Stock Option Award Certificate under the CA, Inc. 2002 Incentive Plan.	8-K	10.5	06/02/06
10.8*	Form of Non-Qualified Stock Option Award Certificate (Employment Agreement) under the CA, Inc. 2002 Incentive Plan.	8-K	10.6	06/02/06
10.9*	Form of Incentive Stock Option Award Certificate under the CA, Inc. 2002 Incentive Plan.	8-K	10.7	06/02/06
10.10*	Form of Incentive Stock Option Award Certificate (Employment Agreement) under the CA, Inc. 2002 Incentive Plan.	8-K	10.8	06/02/06
10.11*	Program whereby certain designated employees, including the Company’s Named Executive Officers, are provided with certain covered medical services, effective August 1, 2005.	8-K	10.1	08/02/05
10.12*	Amended and Restated CA, Inc. Executive Deferred Compensation Plan, effective November 20, 2006.	10-Q	10.1	02/06/07
10.13*	Form of Deferral Election.	10-K	10.52	07/31/06
10.14	Lease dated August 15, 2006 among the Company, Island Headquarters Operators LLC and Islandia Operators LLC.	8-K	10.2	08/21/06
10.15*	CA, Inc. 2007 Incentive Plan.	8-K	10.1	08/27/07
10.16*	Form of Award Agreement under the CA, Inc. 2007 Incentive Plan - Restricted Stock Units.	8-K	10.2	08/27/07
10.17*	Form of Award Agreement under the CA, Inc. 2007 Incentive Plan - Restricted Stock Awards.	8-K	10.3	08/27/07
10.18*	Form of Award Agreement under the CA, Inc. 2007 Incentive Plan - Non-Qualified Stock Awards.	8-K	10.4	08/27/07
10.19*	First Amendment to CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	10-K	10.68	05/23/08
10.20*	First Amendment to Adoption Agreement for CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	10-K	10.69	05/23/08
10.21*	Director Retirement Donation Policy.	10-Q	10.9	10/23/09
10.22*	Form of Restricted Stock Unit Award Agreement for certain Named Executive Officers.	10-Q	10.3	01/29/10
10.23*	Homeowners Relocation Policy for Senior Executives.				X
10.24*	Renters Relocation Policy for Senior Executives.				X
10.25*	CA, Inc. Special Retirement Vesting Benefit Policy.	10-Q	10.1	01/26/11
10.26*	CA, Inc. 2003 Compensation Plan for Non-Employee Directors (amended and restated dated December 31, 2010).	10-Q	10.2	01/26/11
10.27*	Letter dated May 18, 2011 from the Company to Richard J. Beckert regarding terms of employment.	10-Q	10.1	07/22/11
10.28*	CA, Inc. 2011 Incentive Plan.	DEF 14A	Exhibit B	06/10/11
10.29*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Units.	10-Q	10.4	10/28/11

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
10.30*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards.	10-Q	10.5	10/28/11
10.31*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards (special retirement vesting).	10-Q	10.6	10/28/11
10.32*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options.	10-Q	10.7	10/28/11
10.33*	CA, Inc. 2012 Employee Stock Purchase Plan.	DEF 14A	Exhibit C	06/10/11
10.34*	Form of Transitional Award Agreement under the CA, Inc. 2007 Incentive Plan - Restricted Stock Awards.	10-K	10.55	05/11/12
10.35*	Form of Transitional Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards.	10-K	10.56	05/11/12
10.36*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Units.	10-K	10.57	05/11/12
10.37*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards.	10-K	10.58	05/11/12
10.38*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards (special retirement vesting).	10-K	10.59	05/11/12
10.39*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options.	10-K	10.60	05/11/12
10.40*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options (Canadian employees).	10-K	10.61	05/11/12
10.41*	CA, Inc. 2012 Compensation Plan for Non-Employee Directors.	DEF 14A	Exhibit B	06/11/12
10.42*	Summary description of amended financial planning benefit.	10-Q	10.1	10/26/12
10.43*	Employment Agreement dated December 10, 2012 between the Company and Michael P. Gregoire.	8-K	10.1	12/12/12
10.44*	CA, Inc. Change in Control Severance Policy (amended and restated effective August 5, 2015).	10-Q	10.1	10/22/15
10.45*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options (Canadian employees).	10-K	10.64	05/09/13
10.46	Amended and Restated Credit Agreement dated June 7, 2013.	8-K	10.1	06/10/13
10.47*	Form of Sign-On Award Agreement for Lauren P. Flaherty under the CA, Inc. 2011 Incentive Plan - Restricted Stock Units.	10-Q	10.2	10/25/13
10.48*	Form of Sign-On Award Agreement for Lauren P. Flaherty under the CA, Inc. 2011 Incentive Plan - Nonqualified Stock Options.	10-Q	10.3	10/25/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
10.49*	Letter dated January 21, 2014 from the Company to Adam Elster regarding terms of employment.	8-K	10.1	01/21/14
10.50*	Separation Agreement and General Claims Release dated June 23, 2015 between the Company and Amit Chatterjee.	10-Q	10.4	07/24/15
10.51*	CA, Inc. Executive Severance Policy effective May 13, 2014.	10-K	10.63	05/19/14
10.52*	Summary description of Director compensation.	10-K	10.64	05/19/14
10.53*	Letter dated June 14, 2013 from the Company to Lauren P. Flaherty regarding terms of employment.	10-Q	10.2	07/24/14
10.54*	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Executive Officer Restricted Stock Awards.	10-Q	10.4	07/24/14
10.55*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Units.	10-Q	10.5	07/24/14
10.56*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards.	10-Q	10.6	07/24/14
10.57*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options.	10-Q	10.7	07/24/14
10.58*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Non-Qualified Stock Options (Canadian employees).	10-Q	10.8	07/24/14
10.59*	Bring-down General Claims Release dated July 1, 2014 between the Company and George J. Fischer.	10-Q	10.1	10/23/14
10.60	Amendment No. 1 dated April 13, 2015 to Amended and Restated Credit Agreement dated June 7, 2013.	8-K	10.1	04/14/15
10.61*	Schedules A, B and C (as amended effective August 5, 2015) to CA, Inc. Change in Control Severance Policy.	10-Q	10. 2	10/22/15
10.62*	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan - Restricted Stock Awards (special retirement vesting).	10-K	10.63	05/08/15
10.63	Term Loan Agreement dated October 20, 2015.	10-Q	10.3	10/22/15
10.64	Share Repurchase Agreement, dated November 17, 2015 by and between CA, Inc. and Careal Holding AG.	8-K	10.1	11/18/15
12	Statement of Ratios of Earnings to Fixed Charges.				X
21	Subsidiaries of the Registrant.				X
23	Consent of Independent Registered Public Accounting Firm.				X
24	Power of Attorney				X
31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
32†	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
101	The following financial statements from CA, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):				X
(i) Consolidated Balance Sheets - March 31, 2016 and March 31, 2015.
(ii) Consolidated Statements of Operations - Years Ended March 31, 2016, 2015 and 2014.
(iii) Consolidated Statements of Comprehensive Income - Years Ended March 31, 2016, 2015 and 2014.
(iv) Consolidated Statements of Stockholders’ Equity - Years Ended March 31, 2016, 2015 and 2014.
(v) Consolidated Statements of Cash Flows - Years Ended March 31, 2016, 2015 and 2014.
(vi) Notes to Consolidated Financial Statements - March 31, 2016.
*    Management contract or compensatory plan or arrangement
†    Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CA, INC.

By:	/s/ Michael P. Gregoire

Michael P. Gregoire
Chief Executive Officer
Dated: May 12, 2016

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
Dated: May 12, 2016

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director
Jens Alder

*	Director
Raymond J. Bromark

*	Director
Gary J. Fernandes

*	Director
Michael P. Gregoire

*	Director
Rohit Kapoor

*	Director
Jeffrey G. Katz

*	Director
Kay Koplovitz

*	Director
Christopher B. Lofgren

*	Director
Richard Sulpizio

*	Director
Laura S. Unger

*	Director
Arthur F. Weinbach

*	Director
Renato (Ron) Zambonini

*By:	/s/ Michael Bisignano
Michael Bisignano
Attorney-in-fact
Dated: May 12, 2016

CA, Inc. and Subsidiaries
New York, New York
Annual Report on Form 10-K Item 8, Item 9A, Item 15(a)(1) and (2), and Item 15(c)
List of Consolidated Financial Statements and Financial Statement Schedule
Consolidated Financial Statements and Financial Statement Schedule
Year ended March 31, 2016
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CA, Inc.:
We have audited the accompanying consolidated balance sheets of CA, Inc. and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended March 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in Item 15(c). We also have audited CA, Inc.’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control —  Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CA, Inc.’s management is responsible for these consolidated financial statements and the consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CA, Inc. and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Also, in our opinion, CA, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
/s/ KPMG LLP
New York, New York
May 12, 2016

CA, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,
(in millions, except share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$2,812	$2,804
Trade accounts receivable, net	625	652
Deferred income taxes	—	318
Other current assets	124	212
Total current assets	$3,561	$3,986
Property and equipment, net of accumulated depreciation of $832 and $812, respectively	$242	$252
Goodwill	6,086	5,806
Capitalized software and other intangible assets, net	795	731
Deferred income taxes	407	92
Other noncurrent assets, net	113	106
Total assets	$11,204	$10,973
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$6	$10
Accounts payable	77	105
Accrued salaries, wages and commissions	205	219
Accrued expenses and other current liabilities	352	428
Deferred revenue (billed or collected)	2,197	2,114
Taxes payable, other than income taxes payable	55	55
Federal, state and foreign income taxes payable	2	—
Deferred income taxes	—	7
Total current liabilities	$2,894	$2,938
Long-term debt, net of current portion	$1,947	$1,247
Federal, state and foreign income taxes payable	148	150
Deferred income taxes	3	45
Deferred revenue (billed or collected)	737	863
Other noncurrent liabilities	97	105
Total liabilities	$5,826	$5,348
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 412,596,452 and 435,502,730 shares outstanding, respectively	59	59
Additional paid-in capital	3,664	3,631
Retained earnings	6,575	6,221
Accumulated other comprehensive loss	(416)	(418)
Treasury stock, at cost, 177,098,629 and 154,192,351 shares, respectively	(4,504)	(3,868)
Total stockholders' equity	$5,378	$5,625
Total liabilities and stockholders' equity	$11,204	$10,973
See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended March 31,
(in millions, except per share amounts)	2016	2015	2014
Revenue:
Subscription and maintenance	$3,317	$3,560	$3,683
Professional services	326	351	379
Software fees and other	382	351	350
Total revenue	$4,025	$4,262	$4,412
Expenses:
Costs of licensing and maintenance	$283	$297	$296
Cost of professional services	300	338	353
Amortization of capitalized software costs	256	273	271
Selling and marketing	1,006	1,060	1,104
General and administrative	367	377	395
Product development and enhancements	560	603	574
Depreciation and amortization of other intangible assets	106	129	144
Other expenses, net	12	23	205
Total expenses before interest and income taxes	$2,890	$3,100	$3,342
Income from continuing operations before interest and income taxes	$1,135	$1,162	$1,070
Interest expense, net	51	47	54
Income from continuing operations before income taxes	$1,084	$1,115	$1,016
Income tax expense	315	305	129
Income from continuing operations	$769	$810	$887
Income from discontinued operations, net of income taxes	14	36	27
Net income	$783	$846	$914
Basic income per common share:
Income from continuing operations	$1.79	$1.83	$1.97
Income from discontinued operations	0.03	0.08	0.06
Net income	$1.82	$1.91	$2.03
Basic weighted average shares used in computation	426	439	446
Diluted income per common share:
Income from continuing operations	$1.78	$1.82	$1.96
Income from discontinued operations	0.03	0.08	0.06
Net income	$1.81	$1.90	$2.02
Diluted weighted average shares used in computation	427	441	448
See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended March 31,
(in millions)	2016	2015	2014
Net income	$783	$846	$914
Other comprehensive income (loss):
Foreign currency translation adjustments	2	(247)	(16)
Total other comprehensive income (loss)	$2	$(247)	$(16)
Comprehensive income	$785	$599	$898
See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2013	$59	$3,593	$5,357	$(155)	$(3,404)	$5,450
Net income			914			914
Other comprehensive loss				(16)		(16)
Comprehensive income						898
Share-based compensation		82				82
Dividends declared			(453)			(453)
Release of restricted stock, exercise of common stock options, ESPP and other items		(65)			163	98
Treasury stock purchased					(505)	(505)
Balance at March 31, 2014	$59	$3,610	$5,818	$(171)	$(3,746)	$5,570
Net income			846			846
Other comprehensive loss				(247)		(247)
Comprehensive income						599
Share-based compensation		87				87
Dividends declared			(444)			(444)
Release of restricted stock, exercise of common stock options, ESPP and other items		(66)	1		93	28
Treasury stock purchased					(215)	(215)
Balance at March 31, 2015	$59	$3,631	$6,221	$(418)	$(3,868)	$5,625
Net income			783			783
Other comprehensive income				2		2
Comprehensive income						785
Share-based compensation		97				97
Dividends declared			(429)			(429)
Release of restricted stock, exercise of common stock options, ESPP and other items		(64)			71	7
Treasury stock purchased					(707)	(707)
Balance at March 31, 2016	$59	$3,664	$6,575	$(416)	$(4,504)	$5,378
See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended March 31,
(in millions)	2016	2015	2014
Operating activities from continuing operations:
Net income	$783	$846	$914
Income from discontinued operations	(14)	(36)	(27)
Income from continuing operations	$769	$810	$887
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	362	402	415
Deferred income taxes	(115)	(72)	(69)
Provision for bad debts	—	3	7
Share-based compensation expense	97	87	81
Asset impairments and other non-cash items	—	5	10
Foreign currency transaction losses (gains)	4	(2)	10
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	54	79	42
Decrease in deferred revenue	(105)	(138)	(103)
Increase (decrease) in taxes payable, net	28	(98)	(331)
(Decrease) increase in accounts payable, accrued expenses and other	(62)	(9)	82
Decrease in accrued salaries, wages and commissions	(18)	(40)	(28)
Changes in other operating assets and liabilities	20	3	(30)
Net cash provided by operating activities - continuing operations	$1,034	$1,030	$973
Investing activities from continuing operations:
Acquisitions of businesses, net of cash acquired, and purchased software	$(648)	$(38)	$(133)
Purchases of property and equipment	(48)	(53)	(65)
Proceeds from sale of assets	—	—	12
Capitalized software development costs	—	—	(40)
Purchases of investments	—	—	(9)
Maturities of investments	—	—	191
Proceeds from sale of short-term investments	48	—	—
Decrease in restricted cash	4	—	50
Other investing activities	(1)	—	(1)
Net cash (used in) provided by investing activities - continuing operations	$(645)	$(91)	$5
Financing activities from continuing operations:
Dividends paid	$(429)	$(444)	$(453)
Purchases of common stock	(707)	(215)	(507)
Notional pooling borrowings	3,899	5,371	3,702
Notional pooling repayments	(3,877)	(5,207)	(3,734)
Debt borrowings	1,100	—	498
Debt repayments	(409)	(508)	(15)
Debt issuance costs	(4)	—	(5)
Exercise of common stock options	8	26	93
Other financing activities	(24)	—	—
Net cash used in financing activities - continuing operations	$(443)	$(977)	$(421)
Effect of exchange rate changes on cash	$24	$(532)	$62
Net change in cash and cash equivalents - continuing operations	$(30)	$(570)	$619
Cash (used in) provided by operating activities - discontinued operations	$(12)	$(48)	$40
Cash provided by investing activities - discontinued operations	50	170	—
Net effect of discontinued operations on cash and cash equivalents	$38	$122	$40
Increase (decrease) in cash and cash equivalents	$8	$(448)	$659
Cash and cash equivalents at beginning of period	$2,804	$3,252	$2,593
Cash and cash equivalents at end of period	$2,812	$2,804	$3,252
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
(d) Acquisitions: Companies acquired during each reporting period are reflected in the results of the Company effective from their respective dates of acquisition through the end of the reporting period. The Company applies the provisions of FASB ASC Topic 805, Business Combinations, in the accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s Consolidated Statements of Operations. Refer to Note 2, “Acquisitions,” for additional information.
(e) Divestitures: In the fourth quarter of fiscal year 2016, the Company sold its CA ERwin Data Modeling solution assets (ERwin). In the second quarter of fiscal year 2015, the Company sold its CA arcserve data protection solution assets (arcserve). The results of operations associated with these businesses have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows for fiscal years 2016, 2015 and 2014. The effects of the discontinued operations were immaterial to the Company’s Consolidated Balance Sheets at March 31, 2015. Refer to Note 3, “Divestitures,” for additional information.
(f) Foreign Currencies: In general, the functional currency of the Company’s foreign subsidiaries is the local country's currency. Assets and liabilities of the Company’s foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the Company’s subsidiaries into U.S. dollars are reported as currency translation adjustments in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.
Foreign currency transaction losses (gains) were approximately $26 million, $(14) million and $17 million in fiscal years 2016, 2015 and 2014, respectively, and were included in “Other expenses, net” in the Consolidated Statements of Operations in the period in which they occurred. For fiscal year 2016, other expenses, net included a foreign currency transaction loss of approximately $11 million, relating to the remeasurement of monetary assets and liabilities of the Company's Argentina subsidiary. For fiscal years 2015 and 2014, other expenses, net included foreign currency transaction losses of approximately $14 million and $6 million, respectively, relating to the remeasurement of monetary assets and liabilities of the Company's Venezuela subsidiary.
(g) Revenue Recognition: The Company derives revenues primarily from the licensing of subscription, time-based and perpetual software licenses, related software maintenance, professional services and the use of the Company’s hosted software as a service offerings.

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
Software Fees and Other: Software fees and other revenue consists primarily of revenue from the sale of perpetual software licenses that do not include the right to unspecified software products (i.e., a subscription agreement) in a bundled arrangement where VSOE exists for all undelivered elements, and revenue from hosted software as a service (SaaS) offerings. For bundled arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. The Company determines VSOE of maintenance for its enterprise solutions products from contractually stated renewal rates.
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
(h) Sales Commissions: Sales commissions are recognized in the period the commissions are earned by employees, which is typically upon signing of the contract. Under the Company’s sales commissions policy, the amount of sales commissions expense attributable to the license agreements signed in the period is recognized fully, but the revenue from the license agreements may be recognized ratably over the subscription and maintenance term.
(i) Accounting for Share-Based Compensation: Share-based awards exchanged for employee services are accounted for under the fair value method. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award. The expense for awards expected to vest is recognized over the employee’s requisite service period (generally the vesting period of the award). Awards expected to vest are estimated based on a combination of historical experience and future expectations.
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

In addition to stock options, restricted share awards (RSAs) and restricted share units (RSUs) with time-based vesting, the Company issues performance share units (PSUs). Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods, the applicable number of shares of RSAs, RSUs or unrestricted shares granted may vary based on the level of achievement of the performance targets. Additionally, the grants are subject to the approval of the Company’s Compensation and Human Resources Committee of the Board of Directors (the Compensation Committee), which has discretion to reduce any award for any reason. The value of the PSU awards is remeasured each reporting period until the Compensation Committee approves attainment of the specified performance targets, at which time a grant date is deemed to have been achieved for accounting purposes, the value of the award is fixed and any remaining unrecognized compensation expense is recognized over the remaining time-based vesting period. Refer to Note 14, “Stock Plans,” for additional information.
(j) Net Income Per Common Share: Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of net income per share under the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed income is then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic net income per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted net income per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding at the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. Refer to Note 13, “Income from Continuing Operations Per Common Share,” for additional information.
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
(l) Cash and Cash Equivalents: All financial instruments purchased with an original maturity of three months or less at the time of purchase are considered cash equivalents. The Company’s cash and cash equivalents are held by its subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency which may not be the U.S. dollar. Approximately 76% and 69% of cash and cash equivalents were maintained outside the United States at March 31, 2016 and 2015, respectively.
Total interest income, which primarily relates to the Company’s cash and cash equivalent balances and investments, for fiscal years 2016, 2015 and 2014 was approximately $30 million, $30 million and $21 million, respectively, and is included in “Interest expense, net” in the Consolidated Statements of Operations.
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
Refer to Note 10, “Fair Value Measurements,” for additional information.
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
Internally Developed Software Products: Internally developed software products, which are included in "Capitalized software and other intangible assets, net" in the Consolidated Balance Sheets, consist of capitalized costs associated with the development of computer software to be sold, leased or otherwise marketed. Software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility, as defined in FASB ASC Topic 985-20, has been established. Costs incurred thereafter are capitalized until the product is made generally available. The stage during the Company's development process for a new product or new release at which technological feasibility requirements are established affects the amount of costs capitalized. Since fiscal year 2014, the Company has continued to leverage Agile development methodologies, which are characterized by a more dynamic development process with more frequent revisions to a product release’s features and functions as the software is being developed. As such, the amount to be capitalized for internally developed software costs was not material to the Company’s consolidated financial statements for fiscal years 2016 and 2015.
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
Other Intangible Assets: Other intangible assets, which is included in "Capitalized software and other intangible assets, net" in the Consolidated Balance Sheets, consist of customer relationships and trademarks/trade names. The Company generally amortizes all other intangible assets using the straight-line method over their remaining economic lives, estimated to be between 1 and 15 years from the date of acquisition, and such amortization is included in "Depreciation and amortization of other intangible assets" in the Consolidated Statements of Operations. Other intangible assets subject to amortization are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
When evaluating goodwill for impairment, based upon the Company's annual test or due to changes in circumstances described above, the Company first can opt to perform a qualitative assessment to determine if the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than the reporting unit's carrying amount, including goodwill, or it can directly perform the two-step impairment test. This qualitative assessment includes, among other things, consideration of: (i) identifying inputs and assumptions that most affect fair value; (ii) identifying relevant events and circumstances that may have an impact on those inputs and assumptions; (iii) weighing the events and circumstances; and (iv) concluding on the totality of events and circumstances. If this assessment indicates that the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and the Company is not required to perform further testing. However, if the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two-step impairment test will be performed.

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
Refer to Note 6, “Long-Lived Assets,” for additional information.
(o) Restricted Cash: The total amount of restricted cash at March 31, 2016 and 2015 was approximately $1 million and $1 million, respectively, and is included in “Other noncurrent assets, net” in the Consolidated Balance Sheets. During the fourth quarter of fiscal year 2014, the Company was granted approval to reduce the minimum restricted cash balance of its insurance subsidiary from $50 million to $250,000. As a result, the Company reclassified approximately $50 million from “Other noncurrent assets, net” to “Cash and cash equivalents” in the Consolidated Balance Sheet at March 31, 2014. The reduction in the restricted cash balance was a source of investing cash inflows in the Consolidated Statement of Cash Flows for the year ended March 31, 2014. In addition to this restricted cash balance, the Company has other restricted cash balances, including cash collateral for letters of credit.
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to uncertain tax positions in income tax expense. Refer to Note 15, “Income Taxes,” for additional information.
(q) Deferred Revenue (Billed or Collected): The Company accounts for unearned revenue on billed amounts due from customers on a gross basis. Unearned revenue on billed installments (collected or uncollected) is reported as deferred revenue in the liability section of the Company's Consolidated Balance Sheets.
Deferred revenue (billed or collected) excludes unbilled contractual commitments executed under license and maintenance agreements that will be billed in future periods. Refer to Note 7, “Deferred Revenue,” for additional information.
(r) Advertising: Advertising costs are expensed as incurred. Advertising expense was approximately $35 million, $39 million and $38 million for fiscal years 2016, 2015 and 2014, respectively.
(s) Litigation: The Company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and proceedings are reviewed at least quarterly and provisions are taken or adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Refer to Note 11, “Commitments and Contingencies,” for additional information.
(t) New Accounting Pronouncements:
New Accounting Pronouncements Recently Adopted
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Simplifying the Presentation of Debt Issuance Costs (Topic 835), which changes the required presentation of debt issuance costs from an asset on the balance sheet to a deduction from the related debt liability. ASU 2015-03 will be effective for the Company’s first quarter of fiscal year 2017 and early adoption is permitted. The Company elected to early adopt this guidance in the fourth quarter of fiscal year 2016 and has applied the new standard retrospectively to all prior periods. The reclassification of debt issuance costs did not have a material effect on the Company’s Consolidated Balance Sheets at March 31, 2016 and 2015, and had no effect on the Company’s other consolidated financial statements. Refer to Note 8, “Debt,” for additional information on the Company’s debt balances.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16 (ASU 2015-16), Simplifying the Accounting for Measurement-Period Adjustments (Topic 805), which removes the requirement to retrospectively account for adjustments to preliminary amounts recognized in a business combination. ASU 2015-16 requires the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 will be effective for the Company’s first quarter of fiscal year 2017 and early adoption is permitted. The Company elected to early adopt this guidance in the fourth quarter of fiscal year 2016 and will prospectively apply the new standard to business combination adjustments identified after the date of adoption. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes (Topic 740), to simplify the presentation of deferred taxes in the statement of financial position. Current guidance requires an entity to separate deferred income tax assets and liabilities into current and noncurrent amounts. The new guidance requires all deferred tax assets and liabilities to be presented as noncurrent. ASU 2015-17 will be effective for the Company’s first quarter of fiscal year 2018 and early adoption is permitted. This guidance may be applied either prospectively to all deferred tax assets and liabilities, or retrospectively to all periods presented. The Company elected to early adopt this guidance prospectively in the fourth quarter of fiscal year 2016. As a result, the Company has presented all deferred tax assets and liabilities as noncurrent on the Company’s Consolidated Balance Sheet at March 31, 2016, but has not reclassified current deferred tax assets and liabilities on the Company’s Consolidated Balance Sheet at March 31, 2015. ASU 2015-17 has no effect on the Company’s other consolidated financial statements. Refer to Note 15, “Income Taxes,” for additional information on the Company’s income taxes disclosures.
New Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which creates new ASC Topic 606 (Topic 606) that will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the effective date of the new revenue recognition standard. In March 2016, April 2016 and May 2016, the FASB issued additional amendments to the technical guidance of Topic 606. Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be effective for the Company’s first quarter of fiscal year 2019 and early application for fiscal year 2018 is permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures. Topic 606 is expected to have a significant effect on the Company’s revenue recognition policies and disclosures. The Company has not yet selected a transition method nor has it determined the effect the standard will have on its ongoing financial reporting.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842), which require a lessee to recognize assets and liabilities on its consolidated balance sheet for leases with accounting lease terms of more than 12 months. ASU 2016-02 will replace most existing lease accounting guidance in U.S. GAAP when it becomes effective. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. ASU 2016-02 will be effective for the Company’s first quarter of fiscal year 2020 and requires the modified retrospective method of adoption. Early adoption is permitted. Although the Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures, the Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting (Topic 718), which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company’s first quarter of fiscal year 2018 and early adoption is permitted. The Company is currently evaluating the guidance to determine the adoption methods and the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

Note 2 — Acquisitions
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

(dollars in millions)	Rally	Other Fiscal Year 2016 Acquisitions	Estimated Useful Life
Finite-lived intangible assets (1)	$78	$14	1-15 years
Purchased software	178	96	5-7 years
Goodwill	257	59	Indefinite
Deferred tax liabilities, net	(45)	(24)	—
Other assets net of other liabilities assumed (2)	51	2	—
Purchase price	$519	$147

(1)	Includes customer relationships and trade names.

(2)	Includes approximately $13 million of cash acquired and approximately $48 million of short-term investments acquired relating to Rally.
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
Transaction costs for the Company’s fiscal year 2016 acquisitions, which are primarily included in “General and administrative” in the Company’s Consolidated Statements of Operations, was approximately $20 million for fiscal year 2016.
The pro forma effects of the Company’s fiscal year 2016 acquisitions on the Company’s revenues and results of operations during fiscal years 2016 and 2015 were considered immaterial.
The Consolidated Statements of Operations for fiscal year 2016 included total revenue of approximately $97 million since the date of acquisition through March 31, 2016 for the Company’s fiscal year 2016 acquisitions of Rally and Xceedium. The Consolidated Statements of Operations for fiscal year 2016 included net loss of approximately $33 million since the date of acquisition through March 31, 2016 for the Company’s fiscal year 2016 acquisitions of Rally and Xceedium. Revenues and results of operations since the date of acquisition for the Company’s other fiscal 2016 acquisitions were considered immaterial.
The Company had approximately $3 million and $27 million of accrued acquisition-related costs at March 31, 2016 and 2015, respectively, related to purchase price amounts withheld subject to indemnification protections.

Note 3 — Divestitures
In the fourth quarter of fiscal year 2016, the Company sold ERwin for approximately $50 million and recognized a gain on disposal of approximately $4 million, including tax expense of approximately $24 million. The effective tax rate on the disposal was unfavorably affected by non-deductible goodwill of approximately $36 million.
In the fourth quarter of fiscal year 2016, the Company also recognized a loss from a prior period divestiture of approximately $2 million.
In the second quarter of fiscal year 2015, the Company sold arcserve for approximately $170 million and recognized a gain on disposal of approximately $20 million, including tax expense of approximately $77 million. The effective tax rate on the disposal was unfavorably affected by non-deductible goodwill of approximately $109 million.
The divestitures of ERwin and arcserve resulted from an effort to rationalize the Company’s product portfolio within the Enterprise Solutions segment.

The income from discontinued operations for fiscal years 2016, 2015 and 2014 consisted of the following:

	Year Ended March 31,
(in millions)	2016	2015	2014
Subscription and maintenance	$20	$43	$88
Software fees and other	7	19	47
Total revenue	$27	$62	$135
Income from operations of discontinued components, net of tax expense of $7 million, $10 million and $19 million, respectively	$12	$16	$27
Gain on disposal of discontinued components, net of tax	2	20	—
Income from discontinued operations, net of tax	$14	$36	$27

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
Fiscal Year 2014 Rebalancing Plan: In fiscal year 2014, the Company's Board of Directors (the Board) approved and committed to a rebalancing plan (Fiscal 2014 Plan) to better align its business priorities. This included the termination of approximately 1,900 employees and global facilities consolidations. Costs associated with the Fiscal 2014 Plan were presented in “Other expenses, net” in the Company’s Consolidated Statements of Operations. The total amount incurred under the Fiscal 2014 Plan was approximately $187 million. Severance and facility consolidation actions under the Fiscal 2014 Plan were substantially completed by the end of fiscal year 2014.
Accrued severance and exit costs and changes in the accruals for fiscal years 2016, 2015 and 2014 were as follows:

(in millions)	Accrued Balance at March 31, 2015	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at March 31, 2016
Severance charges	$28	$—	$(3)	$(22)	$—	$3
Facility exit charges	21	—	—	(5)	—	16
Total accrued liabilities	$49					$19

(in millions)	Accrued Balance at March 31, 2014	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at March 31, 2015
Severance charges	$55	$60	$(7)	$(77)	$(3)	$28
Facility exit charges	29	—	—	(9)	1	21
Total accrued liabilities	$84					$49

(in millions)	Accrued Balance at March 31, 2013	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at March 31, 2014
Severance charges	$16	$160	$(12)	$(113)	$4	$55
Facility exit charges	23	22	—	(13)	(3)	29
Total accrued liabilities	$39					$84
The balances at March 31, 2016 and 2015 include a severance accrual of approximately $2 million and $5 million, respectively, for plans and actions prior to the Fiscal 2015 Severance Actions.

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

Note 5 — Trade Accounts Receivable
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	At March 31,
(in millions)	2016	2015
Accounts receivable – billed	$566	$591
Accounts receivable – unbilled	55	63
Other receivables	13	15
Less: Allowances	(9)	(17)
Trade accounts receivable, net	$625	$652

Note 6 — Long-Lived Assets
Property and Equipment: A summary of property and equipment was as follows:

	At March 31.
(in millions)	2016	2015
Land and buildings	$188	$190
Equipment, software developed for internal use, furniture and leasehold improvements	886	874
	$1,074	$1,064
Accumulated depreciation and amortization	(832)	(812)
Property and equipment, net	$242	$252
Capitalized Software and Other Intangible Assets: The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2016 were as follows:

	At March 31, 2016
(in millions)	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
Purchased software products	$5,990	$4,865	$1,125	$552	$573
Internally developed software products	1,467	1,009	458	333	125
Other intangible assets	927	728	199	102	97
Total capitalized software and other intangible assets	$8,384	$6,602	$1,782	$987	$795

The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2015 were as follows:

	At March 31, 2015
(in millions)	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
Purchased software products	$5,717	$4,859	$858	$413	$445
Internally developed software products	1,486	835	651	414	237
Other intangible assets	836	556	280	231	49
Total capitalized software and other intangible assets	$8,039	$6,250	$1,789	$1,058	$731
During fiscal year 2016, the Company recorded impairments of approximately $3 million within the Enterprise Solutions segment relating to purchased software products. These impairments were a result of the Company’s continued effort to rationalize its product portfolio. The impairments were included in “Amortization of capitalized software costs” in the Consolidated Statement of Operations for fiscal year 2016. Amortization of capitalized software costs was not included in segment expenses (refer to Note 17, “Segment and Geographic Information,” for additional information). No impairments for internally developed software products were recorded during fiscal year 2016.
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
Depreciation and Amortization Expense: A summary of depreciation and amortization expense was as follows:

	Year Ended March 31,
(in millions)	2016	2015	2014
Depreciation	$62	$71	$84
Amortization of purchased software products	146	124	116
Amortization of internally developed software products	110	149	155
Amortization of other intangible assets	44	58	60
Total depreciation and amortization expense	$362	$402	$415

Based on the capitalized software and other intangible assets recognized at March 31, 2016, the annual amortization expense over the next five fiscal years is expected to be as follows:

	Year Ended March 31,
(in millions)	2017	2018	2019	2020	2021
Purchased software products	$153	$145	$105	$85	$43
Internally developed software products	79	36	9	1	—
Other intangible assets	16	8	7	6	6
Total	$248	$189	$121	$92	$49
Goodwill: The accumulated goodwill impairment losses previously recognized by the Company totaled approximately $111 million at March 31, 2016 and 2015. These losses were recognized in fiscal years 2003 and 2002. There were no impairments recognized in fiscal years 2016, 2015 and 2014.
Goodwill activity by segment for fiscal years 2016 and 2015 was as follows:

(in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Balance at March 31, 2014	$4,178	$1,663	$81	$5,922
Divestitures	—	(109)	—	(109)
Foreign currency translation adjustment	—	(7)	—	(7)
Balance at March 31, 2015	$4,178	$1,547	$81	$5,806
Acquisitions	—	316	—	316
Divestitures	—	(36)	—	(36)
Balance at March 31, 2016	$4,178	$1,827	$81	$6,086

Note 7 — Deferred Revenue
The current and noncurrent components of “Deferred revenue (billed or collected)” at March 31, 2016 and March 31, 2015 were as follows:

	At March 31,
(in millions)	2016	2015
Current:
Subscription and maintenance	$1,990	$1,966
Professional services	116	115
Software fees and other	91	33
Total deferred revenue (billed or collected) – current	$2,197	$2,114
Noncurrent:
Subscription and maintenance	$712	$832
Professional services	21	28
Software fees and other	4	3
Total deferred revenue (billed or collected) – noncurrent	$737	$863
Total deferred revenue (billed or collected)	$2,934	$2,977

Note 8 — Debt
At March 31, 2016 and 2015, the Company’s debt obligations consisted of the following:

	At March 31,
(in millions)	2016	2015
Revolving credit facility	$—	$—
5.375% Senior Notes due December 2019	750	750
3.600% Senior Notes due August 2020	400	—
2.875% Senior Notes due August 2018	250	250
4.500% Senior Notes due August 2023	250	250
Term Loan due April 2022	300	—
Other indebtedness, primarily capital leases	15	17
Unamortized debt issuance costs	(8)	(6)
Unamortized discount for Senior Notes	(4)	(4)
Total debt outstanding	$1,953	$1,257
Less the current portion	(6)	(10)
Total long-term debt portion	$1,947	$1,247
Interest expense for fiscal years 2016, 2015 and 2014 was $81 million, $77 million and $75 million, respectively.
The maturities of outstanding debt are as follows:

	Year Ended March 31,
(in millions)	2017	2018	2019	2020	2021	Thereafter
Amount due	$6	$3	$252	$748	$397	$547
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
In July 2015 and in connection with the acquisition of Rally, the Company borrowed $400 million under its revolving credit facility. The interest rate applicable to the Company at the time of borrowing under the revolving credit facility was approximately 1.19%. In August 2015, the Company repaid the $400 million borrowing under its revolving credit facility with proceeds received from the Company’s issuance of the 3.600% Notes described below. Interest expense in connection with the borrowing under the revolving credit facility was less than $1 million for fiscal year 2016. There was no borrowing activity under the revolving credit facility for fiscal years 2015 and 2014.
At March 31, 2016 and 2015, there were no outstanding borrowings under the revolving credit facility.
Advances under the revolving credit facility bear interest at a rate dependent on the Company’s credit ratings at the time of those borrowings and are calculated according to a Base Rate or a Eurocurrency Rate, as the case may be, plus an applicable margin. The Company must also pay facility commitment fees quarterly on the full revolving credit commitment at rates dependent on the Company’s credit ratings. Based on the Company’s credit ratings, the rates applicable to the facility at March 31, 2016 and 2015 were as follows:

	At March 31,
	2016	2015
Applicable margin on Base Rate borrowing	0.125%	0.125%
Weighted average interest rate on outstanding borrowings	—%	—%
Applicable margin on Eurocurrency Rate borrowing	1.000%	1.000%
Facility commitment fee	0.125%	0.125%
The interest rate that would have applied at March 31, 2016 to a borrowing under the amended revolving credit facility would have been 3.63% for Base Rate borrowings and 1.44% for Eurocurrency Rate borrowings.

The revolving credit facility contains customary covenants for borrowings of this type, including two financial covenants: (i) as of any date, for the period of four fiscal quarters ended on or immediately prior to such date, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the revolving credit facility agreement, must not exceed 4.00 to 1.00; and (ii) as of any date, for the period of four fiscal quarters ended on or immediately prior to such date, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the credit agreement, must not be less than 3.50 to 1.00. At March 31, 2016, the Company was in compliance with all covenants.
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
3.600% Senior Notes due August 2020: During fiscal year 2016, the Company issued $400 million of 3.600% Senior Notes due August 2020 (3.600% Notes) for proceeds of approximately $400 million, reflecting a discount of less than $1 million. The 3.600% Notes are redeemable by the Company at any time, subject to a “make-whole” premium of 30 basis points. Interest on the 3.600% Notes is payable semiannually in February and August. In the event of a change of control, each note holder will have the right to require the Company to repurchase all or any part of the holder’s 3.600% Notes in cash at a price equal to 101% of the principal amount of such 3.600% Notes plus accrued and unpaid interest, if any, to the date of repurchase. This is subject to the right of holders of record on the relevant interest payment date to receive interest due. The Company capitalized transaction costs of approximately $3 million associated with the 3.600% Notes and will amortize these costs to “Interest expense, net” in the Company's Consolidated Statements of Operations.
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

Term Loan due April 2022: In October 2015, the Company entered into a Term Loan Agreement with Bank of America, N.A. (Term Loan Agreement). The Term Loan Agreement provides for a $300 million term loan (Term Loan) with a maturity date of April 20, 2022.
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
Other Indebtedness: The Company has an unsecured and uncommitted multi-currency line of credit available to meet short-term working capital needs for the Company’s subsidiaries and uses guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts and other items. At March 31, 2016 and 2015, approximately $55 million and $27 million, respectively, of this line of credit were pledged in support of bank guarantees and other local credit lines. At March 31, 2016 and 2015, none of these arrangements were drawn down by third parties.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. At March 31, 2016 and 2015, the borrowings outstanding under this notional pooling arrangement, and changes therein, were as follows:

	At March 31,
(in millions)	2016	2015
Total borrowings outstanding at beginning of year (1)	$138	$139
Borrowings	3,899	5,371
Repayments	(3,877)	(5,207)
Foreign exchange effect	(21)	(165)
Total borrowings outstanding at end of year (1)	$139	$138

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Consolidated Balance Sheets.

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
At March 31, 2016 and 2015, the Company had no interest rate swap derivatives outstanding.
Foreign Currency Contracts: The Company enters into foreign currency option and forward contracts to manage foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other expenses, net” in the Company’s Consolidated Statements of Operations.

At March 31, 2016, foreign currency contracts outstanding consisted of purchase and sale contracts with a total gross notional value of approximately $332 million, and durations of less than three months. The net fair value of these contracts at March 31, 2016 was a net liability of approximately $1 million, of which approximately $2 million is included in “Other current assets” and approximately $3 million is included in “Accrued expenses and other current liabilities” in the Company’s Consolidated Balance Sheet.
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
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Consolidated Statements of Operations was as follows:

	Amount of Net (Gain)/Loss Recognized in the Consolidated Statements of Operations
Location of Amounts Recognized	Year Ended March 31,
(in millions)	2016	2015	2014
Interest expense, net – interest rate swaps designated as fair value hedges	$—	$(8)	$(12)
Other expenses, net – foreign currency contracts	$6	$(31)	$(20)
The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were either in a net asset position or under the established threshold at March 31, 2016 and 2015. The Company posted no collateral at March 31, 2016 or 2015. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

Note 10 — Fair Value Measurements
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at March 31, 2016 and 2015:

	At March 31, 2016			At March 31, 2015
	Fair Value Measurement Using Input Types		Estimated Fair Value	Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds (1)	$617	$—	$617	$749	$—	$749
Foreign exchange derivatives (2)	—	2	2	—	5	5
Total assets	$617	$2	$619	$749	$5	$754
Liabilities:
Foreign exchange derivatives (2)	$—	$3	$3	$—	$3	$3
Total liabilities	$—	$3	$3	$—	$3	$3

(1)	The Company's investments in money market funds are classified as “Cash and cash equivalents” in its Consolidated Balance Sheets.

(2)	Refer to Note 9, “Derivatives” for additional information.
At March 31, 2016 and 2015, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses, and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that were not measured at fair value on a recurring basis at March 31, 2016 and 2015:

	At March 31, 2016		At March 31, 2015
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,953	$2,058	$1,257	$1,370
Facility exit reserve (2)	$16	$17	$21	$23

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facility exit reserve is determined using the Company’s incremental borrowing rate at March 31, 2016 and 2015. At March 31, 2016 and 2015, the facility exit reserve included approximately $4 million and $4 million, respectively, in “Accrued expenses and other current liabilities” and approximately $12 million and $17 million, respectively, in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets (Level 3).

Note 11 — Commitments and Contingencies
The Company leases real estate and equipment with lease terms expiring through fiscal year 2027. Certain leases provide for renewal options and additional rentals based on escalations in operating expenses and real estate taxes.
Rental expense, including short-term leases, maintenance charges and taxes on leased facilities, was approximately $142 million, $144 million and $144 million for fiscal years 2016, 2015 and 2014, respectively. Rental expense does not include rent expense associated with facilities exited as part of the Company's Fiscal 2014 Plan or previous restructuring plans and actions.
Future minimum lease payments under non-cancelable operating leases, including facilities exited as part of the Company's Fiscal 2014 Plan and previous restructuring plans and actions, at March 31, 2016 were as follows:

Fiscal Year	(in millions)
2017	$83
2018	75
2019	65
2020	60
2021	51
Thereafter	85
Total	$419
Less income from sublease	(34)
Net minimum operating lease payments	$385
The Company has additional commitments to purchase goods and services of approximately $268 million in future periods, approximately $244 million of which expires by fiscal year 2021.

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
In the opinion of the Company’s management based upon information currently available to the Company, while the outcome of these lawsuits, claims and disputes is uncertain, the likely results of these lawsuits, claims and disputes are not expected, either individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the effect could be material to the Company’s results of operations or cash flows for any interim reporting period. For some of these matters, the Company is unable to estimate a range of reasonably possible loss due to the stage of the matter and/or other particular circumstances of the matter. For others, a range of reasonably possible loss can be estimated. For those matters for which such a range can be estimated, the Company estimates that, in the aggregate, the range of reasonably possible loss is from zero to $45 million. This is in addition to amounts, if any, that have been accrued for those matters.
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
In November 2015, the Company entered into and closed on an arrangement with Careal Holding AG (Careal) to repurchase 22 million shares of its common stock in a private transaction. The transaction was valued with an effective share repurchase price of $26.81 per share, which represented a 3% discount to the 10-trading day volume weighted average price of the Company’s common stock using a reference date of November 5, 2015. The Company’s payment to Careal upon closing was reduced by $0.25 per share to account for the Company’s dividend that was paid on December 8, 2015 to stockholders of record on November 19, 2015. As a result of the share repurchase and dividend payment, in total the Company paid Careal approximately $590 million during the third quarter of fiscal year 2016 in connection with the 22 million shares repurchased. The transaction was funded with U.S. cash on hand and effectively concluded CA's prior $1 billion stock repurchase program approved by the Board on May 14, 2014.
Including the November 2015 share repurchase arrangement with Careal, the Company repurchased approximately 26 million shares of its common stock for approximately $707 million during fiscal year 2016.
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
In connection with the share repurchase arrangement with Careal, the Company agreed that it will indemnify Careal for certain potential tax matters resulting solely from the Company’s breach of the covenant relating to the post-closing holding of the repurchased shares under this arrangement. The Company believes that the occurrence of an event that could trigger the indemnification is within its control and is remote. Therefore, the Company has not recorded a liability related to such indemnification. The maximum potential future payment under this indemnification, excluding interest and penalties, if any, is estimated to be approximately CHF 101 million (which translated to approximately $105 million at March 31, 2016). Any changes to the Company’s assessment of the probability of the occurrence of an event that could trigger the indemnification provision may result in the Company recording a liability in the future, which would impact the results of operations for that period.
On November 13, 2015, the Board approved a new stock repurchase program that authorized the Company to acquire up to $750 million of its common stock, which remained fully outstanding at March 31, 2016.
During fiscal year 2015, the Company repurchased approximately 7.2 million shares of its common stock for approximately $215 million. During fiscal year 2014, the Company repurchased approximately 16.3 million shares of its common stock for approximately $505 million.
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in "Accumulated other comprehensive loss" in the Company's Consolidated Balance Sheets at March 31, 2016, 2015 and 2014 were approximately $416 million, $418 million and $171 million, respectively.
Cash Dividends: The Board declared the following dividends during fiscal years 2016 and 2015:
Year Ended March 31, 2016:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 5, 2015	$0.25	May 28, 2015	$110	June 16, 2015
August 6, 2015	$0.25	August 27, 2015	$110	September 15, 2015
November 5, 2015	$0.25	November 19, 2015	$105	December 8, 2015
February 3, 2016	$0.25	February 18, 2016	$104	March 15, 2016

Year Ended March 31, 2015:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 15, 2014	$0.25	May 29, 2014	$111	June 17, 2014
July 31, 2014	$0.25	August 21, 2014	$111	September 9, 2014
November 6, 2014	$0.25	November 20, 2014	$111	December 9, 2014
February 5, 2015	$0.25	February 19, 2015	$111	March 17, 2015
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

Note 13 — Income from Continuing Operations Per Common Share
The following table presents basic and diluted income from continuing operations per common share information for fiscal years 2016, 2015 and 2014, respectively:

	Year Ended March 31,
(in millions, except per share amounts)	2016	2015	2014
Basic income from continuing operations per common share:
Income from continuing operations	$769	$810	$887
Less: Income from continuing operations allocable to participating securities	(8)	(8)	(9)
Income from continuing operations allocable to common shares	$761	$802	$878
Weighted average common shares outstanding	426	439	446
Basic income from continuing operations per common share	$1.79	$1.83	$1.97
Diluted income from continuing operations per common share:
Income from continuing operations	$769	$810	$887
Less: Income from continuing operations allocable to participating securities	(8)	(8)	(9)
Income from continuing operations allocable to common shares	$761	$802	$878
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	426	439	446
Weighted average effect of share-based payment awards	1	2	2
Denominator in calculation of diluted income per share	427	441	448
Diluted income from continuing operations per common share	$1.78	$1.82	$1.96
For fiscal years 2016, 2015 and 2014, respectively, approximately 2 million, 1 million and 2 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 4 million, 4 million and 5 million for fiscal years 2016, 2015 and 2014, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

Note 14 — Stock Plans
Share-based incentive awards are provided to employees under the terms of the Company’s equity incentive compensation plans (the Plans). The Plans are administered by the Compensation Committee. Awards under the Plans may include stock options, restricted stock awards (RSAs), restricted stock units (RSUs), performance share units (PSUs), stock appreciation rights or any combination thereof. The non-employee members of the Board receive deferred stock units under a separate director compensation plan. The Company typically settles awards under employee and non-employee director compensation plans with stock held in treasury.
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

Share-Based Compensation: The Company recognized share-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

	Year Ended March 31,
(in millions)	2016	2015	2014
Costs of licensing and maintenance	$7	$5	$4
Cost of professional services	4	4	4
Selling and marketing	34	30	28
General and administrative	35	29	26
Product development and enhancements	17	19	19
Share-based compensation expense before tax	$97	$87	$81
Income tax benefit	(31)	(28)	(26)
Net share-based compensation expense	$66	$59	$55
The tax benefit from share-based incentive awards provided to employees that was recorded for book purposes exceeded that which was deductible for tax purposes by $1 million, $1 million and $5 million for fiscal years 2016, 2015 and 2014, respectively. The tax effect of this temporary difference in tax expense was charged to “Additional paid-in capital” in the Consolidated Balance Sheets and did not affect the Company’s Consolidated Statements of Operations.
The following table summarizes information about unrecognized share-based compensation costs at March 31, 2016:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$4	1.8
Restricted stock units	16	1.9
Restricted stock awards	56	1.8
Performance share units	25	2.2
Total unrecognized share-based compensation costs	$101	1.9
There were no capitalized share-based compensation costs at March 31, 2016, 2015 or 2014.
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
At March 31, 2016, options outstanding that have vested and are expected to vest were as follows:

	Number of Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in millions)
Vested	2.0	$26.16	6.5	$9.4
Expected to vest (2)	1.6	29.52	8.5	2.0
Total	3.6	$27.60	7.4	$11.4

(1)
These amounts represent the difference between the exercise price and $30.79, the closing price of the Company’s common stock on March 31, 2016, the last trading day of the Company’s fiscal year as reported on the NASDAQ Stock Market for all in-the-money options.

(2)	Outstanding options expected to vest are net of estimated future forfeitures.

Additional information with respect to stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price
	(in millions)
Outstanding at March 31, 2013	6.0	$25.17
Granted	1.7	27.86
Exercised	(3.5)	25.06
Expired or terminated	(0.5)	25.95
Outstanding at March 31, 2014	3.7	$26.13
Granted	0.9	29.13
Exercised	(0.9)	25.46
Expired or terminated	(0.5)	26.81
Outstanding at March 31, 2015	3.2	$27.02
Granted	0.8	30.39
Exercised	(0.2)	25.58
Expired or terminated	(0.1)	31.08
Outstanding at March 31, 2016	3.7	$27.72

	Number of Shares	Weighted Average Exercise Price
	(in millions)
Options exercisable at:
March 31, 2014	0.7	$26.07
March 31, 2015	1.2	$25.92
March 31, 2016	2.0	$26.16
The following table summarizes stock option information at March 31, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in millions)	(in millions)	(in years)		(in millions)	(in millions)	(in years)
$21.78 — $25.00	0.8	$6.0	6.1	$23.53	0.8	$6.0	6.1	$23.53
$25.01 — $30.00	1.4	4.8	7.1	27.43	0.8	3.2	6.5	26.96
$30.01 — over	1.5	0.7	8.6	30.37	0.4	0.2	7.6	30.23
	3.7	$11.5	7.4	$27.72	2.0	$9.4	6.5	$26.16
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

The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during fiscal years 2016, 2015 and 2014 were based on estimates at the date of grant as follows:

	Year Ended March 31,
	2016	2015	2014
Weighted average fair value	$4.68	$5.61	$5.20
Dividend yield	3.37%	3.32%	4.05%
Expected volatility factor (1)	23%	27%	30%
Risk-free interest rate (2)	1.9%	2.0%	1.5%
Expected life (in years) (3)	6.0	6.0	6.0

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

The following table summarizes information on options exercised for the periods indicated:

	Year Ended March 31,
(in millions)	2016	2015	2014
Cash received from options exercised	$4	$22	$88
Intrinsic value of options exercised	$1	$3	$19
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
The following table summarizes the activity of RSAs and RSUs under the Plans:

	RSAs		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in millions)		(in millions)
Outstanding at March 31, 2013	5.0	$24.98	1.4	$23.28
Granted	2.7	27.06	0.7	25.45
Released	(2.6)	24.49	(0.6)	23.01
Forfeitures	(0.8)	26.14	(0.1)	24.41
Outstanding at March 31, 2014	4.3	$26.38	1.4	$24.47
Granted	3.1	28.97	0.8	26.99
Released	(2.2)	26.36	(0.6)	24.64
Forfeitures	(0.9)	27.79	(0.2)	25.59
Outstanding at March 31, 2015	4.3	$27.99	1.4	$25.74
Granted	2.8	30.59	0.9	28.72
Released	(2.1)	27.95	(0.8)	26.17
Forfeitures	(0.8)	29.44	(0.2)	26.88
Outstanding at March 31, 2016	4.2	$29.51	1.3	$27.35
The total fair value on the vesting date of RSAs and RSUs released during fiscal years 2016, 2015 and 2014 was approximately $78 million, $75 million and $77 million, respectively.

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
The table below summarizes the RSAs and RSUs granted under the 1-year PSUs for the Company's fiscal year 2015, 2014 and 2013 incentive plan years. The RSAs and RSUs were granted in the first quarter of fiscal years 2016, 2015 and 2014, respectively. The RSAs and RSUs vest 34% on the date of grant and 33% on the first and second anniversaries of the date of grant.

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2015	1 year	0.5	$31.41	0.1	$30.42
2014	1 year	0.7	$29.91	0.1	$28.92
2013	1 year	0.4	$27.11	0.1	$26.12
The table below summarizes the shares of common stock issued under the 3-year PSUs for the Company's fiscal year 2013 incentive plan year in the first quarter of fiscal year 2016.

Incentive Plans for Fiscal Years	Performance Period	Shares of Common Stock (in millions)	Weighted Average Grant Date Fair Value
2013	3 years	0.1	$31.41
The table below summarizes the RSAs and RSUs granted under the 1-year PSUs for the Company's fiscal year 2015, 2014 and 2013 sales retention equity programs. The RSAs and RSUs were granted in the first quarter of fiscal years 2016, 2015 and 2014, respectively. The RSAs and RSUs vest on the third anniversary of the grant date.

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2015	1 year	0.2	$30.45	0.1	$27.50
2014	1 year	0.2	$28.69	0.1	$25.73
2013	1 year	0.2	$27.11	0.1	$24.13
Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of each offer period, on June 30 and December 31, respectively. The ESPP is non-compensatory. During each of the fiscal years ended March 31, 2016, 2015 and 2014, the Company issued approximately 0.2 million shares under the ESPP at an average price of $27.47, $28.06 and $29.62 per share, respectively. As of March 31, 2016, approximately 29.2 million shares were available for future issuances under the ESPP.

Note 15 – Income Taxes
The amounts of income from continuing operations before income taxes attributable to domestic and foreign operations were as follows:

	Year Ended March 31,
(in millions)	2016	2015	2014
Domestic	$729	$737	$683
Foreign	355	378	333
Income from continuing operations before income taxes	$1,084	$1,115	$1,016

 Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended March 31,
(in millions)	2016	2015	2014
Current:
Federal	$285	$284	$184
State	50	37	33
Foreign	95	56	(19)
Total current	$430	$377	$198
Deferred:
Federal	$(86)	$(74)	$(82)
State	(20)	(12)	(12)
Foreign	(9)	14	25
Total deferred	$(115)	$(72)	$(69)
Total:
Federal	$199	$210	$102
State	30	25	21
Foreign	86	70	6
Total income tax expense from continuing operations	$315	$305	$129
The income tax expense from continuing operations was reconciled to the tax expense computed at the U.S. federal statutory tax rate as follows:

	Year Ended March 31,
(in millions)	2016	2015	2014
Tax expense at U.S. federal statutory tax rate	$379	$390	$356
Effect of international operations	(77)	(91)	(147)
U.S. federal and state tax contingencies	8	1	(123)
Domestic manufacturing deduction	(27)	(23)	(24)
State taxes, net of U.S. federal tax benefit	16	15	19
Valuation allowance	3	8	23
Other, net	13	5	25
Income tax expense from continuing operations	$315	$305	$129

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences from continuing operations were as follows:

	At March 31,
(in millions)	2016	2015
Deferred tax assets:
Modified accrual basis accounting for revenue	$391	$349
Share-based compensation	36	31
Accrued expenses	42	36
Net operating losses	135	96
Intangible assets amortizable for tax purposes	2	3
Deductible state tax and interest benefits	17	20
Other	73	69
Total deferred tax assets	$696	$604
Valuation allowances	(96)	(85)
Total deferred tax assets, net of valuation allowance	$600	$519
Deferred tax liabilities:
Purchased software	$100	$48
Depreciation	4	3
Other intangible assets	39	17
Internally developed software	53	93
Total deferred tax liabilities	$196	$161
Net deferred tax asset	$404	$358
In management’s judgment, it is more likely than not that the total deferred tax assets, net of valuation allowance, of approximately $600 million will be realized in the foreseeable future. Realization of the net deferred tax assets is dependent on the Company’s generation of sufficient future taxable income in the related tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustments in future periods if estimates of future taxable income change.
U.S. federal, state and foreign net operating loss carryforwards (NOLs) totaled approximately $671 million and $542 million at March 31, 2016 and 2015, respectively. The NOLs will expire as follows: $497 million between 2016 and 2035 and $174 million may be carried forward indefinitely.
A valuation allowance has been provided for deferred tax assets that are not expected to be realized. The valuation allowance increased approximately $11 million at March 31, 2016 and decreased approximately $2 million at March 31, 2015. The increase in the valuation allowance at March 31, 2016 primarily related to acquired NOL's which are subject to annual limitations under IRS code Section 382, and NOL's and other deferred tax assets in foreign jurisdictions that in management's judgment will not be realized, offset by currency translation adjustments. The decrease in the valuation allowance at March 31, 2015 primarily related to NOL's and other deferred tax assets in foreign jurisdictions that in management's judgment will not be realized, offset by currency translation adjustments.
No provision has been made for U.S. federal income taxes on approximately $2,987 million and $2,759 million at March 31, 2016 and 2015, respectively, of unremitted earnings of the Company’s foreign subsidiaries since the Company plans to permanently reinvest all such earnings outside the United States. It is not practicable to determine the amount of tax associated with such unremitted earnings.
At March 31, 2016, the gross liability for income taxes associated with uncertain tax positions, including interest and penalties, was approximately $163 million (of which $1 million was classified as current). In addition, at March 31, 2016, the Company recorded approximately $17 million of deferred tax assets for future deductions of interest and state income taxes related to these uncertain tax positions. At March 31, 2015, the gross liability for income taxes associated with uncertain tax positions, including interest and penalties, was approximately $162 million (of which $3 million was classified as current). In addition, at March 31, 2015, the Company recorded approximately $16 million of deferred tax assets for future deductions of interest and state income taxes related to these uncertain tax positions.

A roll-forward of the Company’s uncertain tax positions for all U.S. federal, state and foreign tax jurisdictions was as follows:

	At March 31,
(in millions)	2016	2015
Balance at beginning of year	$134	$170
Additions for tax positions related to the current year	22	16
Additions for tax positions from prior years	20	23
Reductions for tax positions from prior years	(14)	(43)
Settlement payments	(16)	(5)
Statute of limitations expiration	(5)	(13)
Translation and other	2	(14)
Balance at end of year	$143	$134
The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $119 million and $109 million at March 31, 2016 and 2015, respectively. The gross amount of interest and penalties accrued, reported in “Total liabilities,” was approximately $20 million and $28 million for fiscal years 2016 and 2015, respectively. The amount of interest and penalties decreased approximately $8 million and $4 million for fiscal years 2016 and 2015, respectively.
A number of years may elapse before a particular uncertain tax position for which the Company has not recorded a financial statement benefit is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The Company is subject to tax audits in the following major taxing jurisdictions:

•	United States — federal tax years are open for years 2013 and forward;

•	Brazil — tax years are open for years 2008 and forward;

•	Canada — tax years are open for years 2008 and forward; and

•	Italy — tax years are open for years 2012 and forward.
In November 2013, the Company received a tax assessment of approximately Brazilian reais 211 million (which translated to approximately $59 million at March 31, 2016), including interest and penalties, from the Brazilian tax authority relating to fiscal years 2008-2013. The assessment included a report of findings in connection with the examination. The Company disagrees with the proposed adjustments in the assessment and intends to vigorously dispute these matters through applicable administrative and judicial procedures, as appropriate. While the Company believes that it will ultimately prevail, if the assessment is not resolved in favor of the Company, it would have an impact on the Company’s consolidated financial position, cash flows and results of operations.
The Company does not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Note 16 — Supplemental Statement of Cash Flows Information
Interest payments, net for fiscal years 2016, 2015 and 2014 were approximately $75 million, $75 million and $70 million, respectively. Income taxes paid, net from continuing operations for fiscal years 2016, 2015 and 2014 were approximately $365 million, $411 million and $489 million, respectively. For fiscal years 2016, 2015 and 2014, the excess tax benefits from share-based incentive awards included in financing activities from continuing operations were approximately $4 million, $3 million and $6 million, respectively.
Non-cash financing activities for fiscal years 2016, 2015 and 2014 consisted of treasury common shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $43 million (net of approximately $28 million of income taxes withheld), $44 million (net of approximately $28 million of income taxes withheld) and $48 million (net of approximately $28 million of income taxes withheld), respectively; discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $24 million, $26 million and $28 million, respectively; and treasury common shares issued in connection with the Company’s Employee Stock Purchase Plan of approximately $5 million, $5 million and $4 million, respectively.

Note 17 — Segment and Geographic Information
In accordance with FASB ASC Topic 280, Segment Reporting, the Company disaggregates its operations into Mainframe Solutions, Enterprise Solutions and Services segments, which is utilized by the Chief Operating Decision Maker, who is the Company's Chief Executive Officer, for evaluating segment performance and allocating resources.
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
Segment expenses include costs that are controllable by segment managers (i.e., direct costs) and, in the case of the Mainframe Solutions and Enterprise Solutions segments, an allocation of shared and indirect costs (i.e., allocated costs). Segment-specific direct costs include a portion of selling and marketing costs, licensing and maintenance costs, product development costs and general and administrative costs. Allocated segment costs primarily include indirect and non-segment-specific direct selling and marketing costs and general and administrative costs that are not directly attributable to a specific segment. The basis for allocating shared and indirect costs between the Mainframe Solutions and Enterprise Solutions segments is dependent on the nature of the cost being allocated and is either in proportion to segment revenues or in proportion to the related direct cost category. Expenses for the Services segment consist of cost of professional services and other direct costs included within selling and marketing and general and administrative expenses. There are no allocated or indirect costs for the Services segment.
Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; approved actions by the Board (i.e., costs associated with the Company's Fiscal 2014 Plan); and other miscellaneous costs. The Company considers all costs of internally developed software as segment expense in the period the costs are incurred and as a result, the Company will add back capitalized internal software costs and exclude amortization of internally developed software costs previously capitalized from segment expenses. A measure of segment assets is not currently provided to the Company’s Chief Executive Officer and has therefore not been disclosed.
For fiscal year 2015, the Company incurred severance costs associated with the Fiscal 2015 Severance Actions, of which $17 million, $15 million and $8 million were assigned to the Mainframe Solutions, Enterprise Solutions and Services segments, respectively. Refer to Note 4, “Severance and Exit Costs,” for additional information.
The Company’s segment information for fiscal years 2016, 2015 and 2014 was as follows:

Year Ended March 31, 2016	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$2,215	$1,484	$326	$4,025
Expenses	854	1,337	303	2,494
Segment profit	$1,361	$147	$23	$1,531
Segment operating margin	61%	10%	7%	38%
Depreciation	$36	$26	$—	$62

Reconciliation of segment profit to income from continuing operations before income taxes for fiscal year 2016:

Segment profit	$1,531
Less:
Purchased software amortization	146
Other intangibles amortization	44
Software development costs capitalized	—
Internally developed software products amortization	110
Share-based compensation expense	97
Other gains, net (1)	(1)
Interest expense, net	51
Income from continuing operations before income taxes	$1,084

(1)	Other gains, net consists of costs associated with the Fiscal 2014 Plan and other miscellaneous items.

Year Ended March 31, 2015	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$2,392	$1,519	$351	$4,262
Expenses	970	1,353	342	2,665
Segment profit	$1,422	$166	$9	$1,597
Segment operating margin	59%	11%	3%	37%
Depreciation	$43	$28	$—	$71
Reconciliation of segment profit to income from continuing operations before income taxes for fiscal year 2015:

Segment profit	$1,597
Less:
Purchased software amortization	124
Other intangibles amortization	58
Software development costs capitalized	—
Internally developed software products amortization	149
Share-based compensation expense	87
Other expenses, net (1)	17
Interest expense, net	47
Income from continuing operations before income taxes	$1,115

(1)	Other expenses, net consists of costs associated with the Fiscal 2014 Plan and other miscellaneous items.

Year Ended March 31, 2014	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$2,478	$1,555	$379	$4,412
Expenses	996	1,440	357	2,793
Segment profit	$1,482	$115	$22	$1,619
Segment operating margin	60%	7%	6%	37%
Depreciation	$52	$32	$—	$84

Reconciliation of segment profit to income from continuing operations before income taxes for fiscal year 2014:

Segment profit	$1,619
Less:
Purchased software amortization	116
Other intangibles amortization	60
Software development costs capitalized	(33)
Internally developed software products amortization	155
Share-based compensation expense	81
Other expenses, net (1)	170
Interest expense, net	54
Income from continuing operations before income taxes	$1,016

(1)	Other expenses, net consists of approximately $168 million of costs associated with the Fiscal 2014 Plan and other miscellaneous items.
The following table presents information about the Company by geographic area for fiscal years 2016, 2015 and 2014:

(in millions)	United States	EMEA (1)	Other	Eliminations	Total
Year Ended March 31, 2016
Revenue:
From unaffiliated customers	$2,585	$903	$537	$—	$4,025
Between geographic areas (2)	400	—	—	(400)	—
Total revenue	$2,985	$903	$537	$(400)	$4,025
Property and equipment, net	$109	$96	$37	$—	$242
Total assets	$8,185	$2,170	$849	$—	$11,204
Total liabilities	$4,646	$728	$452	$—	$5,826
Year Ended March 31, 2015
Revenue:
From unaffiliated customers	$2,615	$1,008	$639	$—	$4,262
Between geographic areas (2)	438	—	—	(438)	—
Total revenue	$3,053	$1,008	$639	$(438)	$4,262
Property and equipment, net	$112	$97	$43	$—	$252
Total assets (3)	$8,122	$1,874	$977	$—	$10,973
Total liabilities (3)	$4,041	$809	$498	$—	$5,348
Year Ended March 31, 2014
Revenue:
From unaffiliated customers	$2,645	$1,093	$674	$—	$4,412
Between geographic areas (2)	446	—	—	(446)	—
Total revenue	$3,091	$1,093	$674	$(446)	$4,412
Property and equipment, net	$125	$116	$54	$—	$295
Total assets (3)	$8,900	$2,076	$1,032	$—	$12,008
Total liabilities (3)	$4,911	$890	$637	$—	$6,438

(1)	Consists of Europe, the Middle East and Africa.

(2)	Represents royalties from foreign subsidiaries determined as a percentage of certain amounts invoiced to customer.

(3)
Prior year amounts have been adjusted to reflect the adoption of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835). Refer to Note 1, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for further details.

Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile. No single customer accounted for 10% or more of total revenue for fiscal year 2016, 2015 or 2014.

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
The Company recognized costs associated with this plan of approximately $38 million, $38 million and $41 million for fiscal years 2016, 2015 and 2014, respectively. Included in these amounts were discretionary stock contributions of approximately $25 million, $24 million and $26 million for fiscal years 2016, 2015 and 2014, respectively.

SCHEDULE II
CA, Inc. and Subsidiaries
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions/(Deductions) Charged/(Credited) to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts (in millions)
Year ended March 31, 2016	$17	$(2)	$(6)	$9
Year ended March 31, 2015	$19	$1	$(3)	$17
Year ended March 31, 2014	$24	$4	$(9)	$19

(1)	Write-off of amounts against allowance provided