Form 10-Q
period 2016-06-30
CA, INC.
filed 2016-07-28
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

(Check one:)
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of July 21, 2016
par value $0.10 per share	418,948,659

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of June 30, 2016, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended June 30, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CA, Inc. and subsidiaries as of March 31, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated May 12, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
New York, New York
July 28, 2016

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	June 30, 2016	March 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,776	$2,812
Trade accounts receivable, net	430	625
Other current assets	144	124
Total current assets	$3,350	$3,561
Property and equipment, net of accumulated depreciation of $830 and $832, respectively	$229	$242
Goodwill	6,084	6,086
Capitalized software and other intangible assets, net	725	795
Deferred income taxes	405	407
Other noncurrent assets, net	114	113
Total assets	$10,907	$11,204
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$4	$6
Accounts payable	78	77
Accrued salaries, wages and commissions	141	205
Accrued expenses and other current liabilities	337	352
Deferred revenue (billed or collected)	2,027	2,197
Taxes payable, other than income taxes payable	29	55
Federal, state and foreign income taxes payable	22	2
Total current liabilities	$2,638	$2,894
Long-term debt, net of current portion	$1,946	$1,947
Federal, state and foreign income taxes payable	145	148
Deferred income taxes	2	3
Deferred revenue (billed or collected)	654	737
Other noncurrent liabilities	95	97
Total liabilities	$5,480	$5,826
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 414,125,562 and 412,596,452 shares outstanding, respectively	59	59
Additional paid-in capital	3,628	3,664
Retained earnings	6,666	6,575
Accumulated other comprehensive loss	(445)	(416)
Treasury stock, at cost, 175,569,519 and 177,098,629 shares, respectively	(4,481)	(4,504)
Total stockholders’ equity	$5,427	$5,378
Total liabilities and stockholders’ equity	$10,907	$11,204
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three Months Ended June 30,
	2016	2015
Revenue:
Subscription and maintenance	$826	$836
Professional services	77	79
Software fees and other	96	62
Total revenue	$999	$977
Expenses:
Costs of licensing and maintenance	$68	$66
Cost of professional services	75	71
Amortization of capitalized software costs	66	60
Selling and marketing	242	226
General and administrative	88	90
Product development and enhancements	148	136
Depreciation and amortization of other intangible assets	20	27
Other expenses (gains), net	—	(3)
Total expenses before interest and income taxes	$707	$673
Income from continuing operations before interest and income taxes	$292	$304
Interest expense, net	15	9
Income from continuing operations before income taxes	$277	$295
Income tax expense	79	88
Income from continuing operations	$198	$207
Income from discontinued operations, net of income taxes	—	5
Net income	$198	$212

Basic income per common share:
Income from continuing operations	$0.47	$0.47
Income from discontinued operations	—	0.01
Net income	$0.47	$0.48
Basic weighted average shares used in computation	414	436

Diluted income per common share:
Income from continuing operations	$0.47	$0.47
Income from discontinued operations	—	0.01
Net income	$0.47	$0.48
Diluted weighted average shares used in computation	415	438
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	For the Three Months Ended June 30,
	2016	2015
Net income	$198	$212
Other comprehensive (loss) income:
Foreign currency translation adjustments	(29)	32
Total other comprehensive (loss) income	$(29)	$32
Comprehensive income	$169	$244
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Three Months Ended June 30,
	2016	2015
Operating activities from continuing operations:
Net income	$198	$212
Income from discontinued operations	—	(5)
Income from continuing operations	$198	$207
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	86	87
Deferred income taxes	3	(10)
Provision for bad debts	1	1
Share-based compensation expense	29	22
Other non-cash items	1	—
Foreign currency transaction (gains) losses	(2)	3
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	193	228
Decrease in deferred revenue	(245)	(239)
(Decrease) increase in taxes payable, net	(41)	27
Increase (decrease) in accounts payable, accrued expenses and other	8	(33)
Decrease in accrued salaries, wages and commissions	(65)	(83)
Changes in other operating assets and liabilities	(5)	(22)
Net cash provided by operating activities - continuing operations	$161	$188
Investing activities from continuing operations:
Acquisitions of businesses, net of cash acquired, and purchased software	$(1)	$(37)
Purchases of property and equipment	(8)	(13)
Net cash used in investing activities - continuing operations	$(9)	$(50)
Financing activities from continuing operations:
Dividends paid	$(107)	$(110)
Purchases of common stock	(50)	(50)
Notional pooling borrowings	190	1,760
Notional pooling repayments	(186)	(1,776)
Debt repayments	(4)	(5)
Exercise of common stock options	13	4
Other financing activities	—	(23)
Net cash used in financing activities - continuing operations	$(144)	$(200)
Effect of exchange rate changes on cash	$(44)	$69
Net change in cash and cash equivalents - continuing operations	$(36)	$7
Cash provided by operating activities - discontinued operations	$—	$5
Net effect of discontinued operations on cash and cash equivalents	$—	$5
(Decrease) increase in cash and cash equivalents	$(36)	$12
Cash and cash equivalents at beginning of period	$2,812	$2,804
Cash and cash equivalents at end of period	$2,776	$2,816
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ACCOUNTING POLICIES
Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements of CA, Inc. (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (2016 Form 10-K).
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
Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.
Divestitures: In the fourth quarter of fiscal year 2016, the Company sold its CA ERwin Data Modeling solution assets (ERwin). The results of operations associated with this business have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015.
Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 76% being held by the Company’s foreign subsidiaries outside the United States at June 30, 2016.
New Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which creates new ASC Topic 606 (Topic 606) that will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the effective date of the new revenue recognition standard. In March 2016, April 2016 and May 2016, the FASB issued additional amendments to the technical guidance of Topic 606. Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be effective for the Company’s first quarter of fiscal year 2019 and early application for fiscal year 2018 is permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures. Topic 606 is expected to have a significant effect on the Company’s revenue recognition policies and disclosures. The Company has not yet selected a transition method nor has it determined the effect the standard will have on its ongoing financial reporting.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – ACQUISITIONS
On July 8, 2015, the Company completed its acquisition of Rally Software Development Corp. (Rally), a provider of Agile development software and services. The acquisition of Rally broadens the Company’s solution set and capabilities to better serve customers in the application economy. Pursuant to the terms of the acquisition agreement and related tender offer, the Company acquired 100% of the outstanding shares of Rally common stock for approximately $519 million. The purchase price allocation for Rally is provided within the table below.
The purchase price allocation for the Company’s other acquisitions during fiscal year 2016, including the second quarter acquisition of Xceedium, Inc. (Xceedium), is included within the “Other Fiscal Year 2016 Acquisitions” column below. The acquisition of Xceedium and the Company’s other acquisitions during fiscal year 2016 were immaterial, both individually and in the aggregate.

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
The allocation of purchase price to acquired identifiable assets, including intangible assets, for Rally was finalized during the first quarter of fiscal year 2017. The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded to goodwill. The allocation of the purchase price to goodwill was predominantly due to synergies the Company expects to achieve through integration of the acquired technology with the Company’s existing product portfolio and the intangible assets that are not separable, such as assembled workforce and going concern. The goodwill relating to the Company’s acquisition of Rally was not deductible for tax purposes and was allocated to the Enterprise Solutions segment. The goodwill relating to the Company’s other fiscal year 2016 acquisitions was not deductible for tax purposes and was allocated to the Enterprise Solutions segment.
The pro forma effects of the Company’s fiscal year 2016 acquisitions on the Company’s revenues and results of operations during fiscal year 2016 were considered immaterial.
The Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 included total revenue of $35 million for the Company’s fiscal year 2016 acquisitions of Rally and Xceedium. The Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 included net loss of $5 million for the Company’s fiscal year 2016 acquisitions of Rally and Xceedium. Revenues and results of operations since the date of acquisition for the Company’s other fiscal 2016 acquisitions were considered immaterial.
The Company had approximately $3 million and $3 million of accrued acquisition-related costs at June 30, 2016 and March 31, 2016, respectively, related to purchase price amounts withheld subject to indemnification protections.

NOTE C – TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	June 30, 2016	March 31, 2016
	(in millions)
Accounts receivable – billed	$390	$566
Accounts receivable – unbilled	41	55
Other receivables	8	13
Less: Allowances	(9)	(9)
Trade accounts receivable, net	$430	$625

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at June 30, 2016 were as follows:

	At June 30, 2016
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,991	$4,889	$1,102	$571	$531
Internally developed software products	1,467	1,030	437	335	102
Other intangible assets	927	762	165	73	92
Total capitalized software and other intangible assets	$8,385	$6,681	$1,704	$979	$725
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2016 were as follows:

	At March 31, 2016
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,990	$4,865	$1,125	$552	$573
Internally developed software products	1,467	1,009	458	333	125
Other intangible assets	927	728	199	102	97
Total capitalized software and other intangible assets	$8,384	$6,602	$1,782	$987	$795

Based on the capitalized software and other intangible assets recorded through June 30, 2016, the projected annual amortization expense for fiscal year 2017 and the next four fiscal years is expected to be as follows:

	Year Ended March 31,
	2017	2018	2019	2020	2021
	(in millions)
Purchased software products	$156	$147	$107	$82	$40
Internally developed software products	79	36	9	1	—
Other intangible assets	16	8	7	6	6
Total	$251	$191	$123	$89	$46
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill activity by segment for the three months ended June 30, 2016 was as follows:

(in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Balance at March 31, 2016	$4,178	$1,827	$81	$6,086
Foreign currency translation adjustment	—	(2)	—	(2)
Balance at June 30, 2016	$4,178	$1,825	$81	$6,084

NOTE E – DEFERRED REVENUE
The current and noncurrent components of “Deferred revenue (billed or collected)” at June 30, 2016 and March 31, 2016 were as follows:

	June 30, 2016	March 31, 2016
	(in millions)
Current:
Subscription and maintenance	$1,826	$1,990
Professional services	124	116
Software fees and other	77	91
Total deferred revenue (billed or collected) – current	$2,027	$2,197
Noncurrent:
Subscription and maintenance	$631	$712
Professional services	20	21
Software fees and other	3	4
Total deferred revenue (billed or collected) – noncurrent	$654	$737
Total deferred revenue (billed or collected)	$2,681	$2,934

NOTE F – DERIVATIVES
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
At June 30, 2016, foreign currency contracts outstanding consisted of purchase and sale contracts with a total gross notional value of approximately $1,052 million and durations of less than nine months. The net fair value of these contracts at June 30, 2016 was a net asset of approximately $4 million, of which approximately $14 million is included in “Other current assets” and approximately $10 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
At March 31, 2016, foreign currency contracts outstanding consisted of purchase and sale contracts with a total gross notional value of approximately $332 million and durations of less than three months. The net fair value of these contracts at March 31, 2016 was a net liability of approximately $1 million, of which approximately $2 million is included in “Other current assets” and approximately $3 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the effect of the foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,
(in millions)	2016	2015
Other expenses (gains), net – foreign currency contracts	$3	$11
The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were either in a net asset position or under the established threshold at June 30, 2016 and March 31, 2016. The Company posted no collateral at June 30, 2016 or March 31, 2016. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

NOTE G – FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at June 30, 2016 and March 31, 2016:

	At June 30, 2016			At March 31, 2016
	Fair Value Measurement Using Input Types		Estimated Fair Value	Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds (1)	$530	$—	$530	$617	$—	$617
Foreign exchange derivatives (2)	—	14	14	—	2	2
Total assets	$530	$14	$544	$617	$2	$619
Liabilities:
Foreign exchange derivatives (2)	$—	$10	$10	$—	$3	$3
Total liabilities	$—	$10	$10	$—	$3	$3

(1)	The Company’s investments in money market funds are classified as “Cash and cash equivalents” in its Condensed Consolidated Balance Sheets.

(2)	Refer to Note F, “Derivatives” for additional information.
At June 30, 2016 and March 31, 2016, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that were not measured at fair value on a recurring basis at June 30, 2016 and March 31, 2016:

	At June 30, 2016		At March 31, 2016
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,950	$2,069	$1,953	$2,058
Facility exit reserve (2)	$15	$17	$16	$17

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facility exit reserve is determined using the Company’s incremental borrowing rate at June 30, 2016 and March 31, 2016. At June 30, 2016 and March 31, 2016, the facility exit reserve included approximately $4 million and $4 million, respectively, in “Accrued expenses and other current liabilities” and approximately $11 million and $12 million, respectively, in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets (Level 3).

NOTE H – COMMITMENTS AND CONTINGENCIES
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

NOTE I – STOCKHOLDERS’ EQUITY
Stock Repurchases: On November 13, 2015, the Board approved a stock repurchase program that authorized the Company to acquire up to $750 million of its common stock. During the three months ended June 30, 2016, the Company repurchased approximately 1.6 million shares of its common stock for approximately $50 million. At June 30, 2016, the Company remained authorized to purchase approximately $700 million of its common stock under its current stock repurchase program.
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheets at June 30, 2016 and March 31, 2016 were approximately $445 million and $416 million, respectively.
Cash Dividends: The Board declared the following dividends during the three months ended June 30, 2016 and 2015:
Three Months Ended June 30, 2016:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 4, 2016	$0.255	May 26, 2016	$107	June 14, 2016
Three Months Ended June 30, 2015:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 5, 2015	$0.25	May 28, 2015	$110	June 16, 2015

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE
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
The following table presents basic and diluted income from continuing operations per common share information for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
	(in millions, except per share amounts)
Basic income from continuing operations per common share:
Income from continuing operations	$198	$207
Less: Income from continuing operations allocable to participating securities	(2)	(2)
Income from continuing operations allocable to common shares	$196	$205
Weighted average common shares outstanding	414	436
Basic income from continuing operations per common share	$0.47	$0.47

Diluted income from continuing operations per common share:
Income from continuing operations	$198	$207
Less: Income from continuing operations allocable to participating securities	(2)	(2)
Income from continuing operations allocable to common shares	$196	$205
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	414	436
Weighted average effect of share-based payment awards	1	2
Denominator in calculation of diluted income per share	415	438
Diluted income from continuing operations per common share	$0.47	$0.47
For the three months ended June 30, 2016 and 2015, respectively, approximately 2 million and 1 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 5 million and 4 million for the three months ended June 30, 2016 and 2015, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,
	2016	2015
	(in millions)
Costs of licensing and maintenance	$2	$2
Cost of professional services	1	1
Selling and marketing	10	8
General and administrative	11	7
Product development and enhancements	5	4
Share-based compensation expense before tax	$29	$22
Income tax benefit	(10)	(7)
Net share-based compensation expense	$19	$15
The following table summarizes information about unrecognized share-based compensation costs at June 30, 2016:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$7	2.3
Restricted stock units	27	2.3
Restricted stock awards	102	2.3
Performance share units	45	2.9
Total unrecognized share-based compensation costs	$181	2.5
There were no capitalized share-based compensation costs for the three months ended June 30, 2016 and 2015.
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
For the three months ended June 30, 2016 and 2015, the Company issued stock options for approximately 1 million shares and 0.8 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

	Three Months Ended June 30,
	2016	2015
Weighted average fair value	$4.40	$4.69
Dividend yield	3.58%	3.37%
Expected volatility factor (1)	23%	23%
Risk-free interest rate (2)	1.5%	1.9%
Expected life (in years) (3)	6.0	6.0

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the RSAs and RSUs granted under the 1-year PSUs for the Company’s fiscal year 2016 and 2015 incentive plan years. The RSAs and RSUs were granted in the first quarter of fiscal years 2017 and 2016, respectively. The RSAs and RSUs vest 34% on the date of grant and 33% on the first and second anniversaries of the grant date.

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2016	1 year	0.6	$31.53	0.1	$30.53
2015	1 year	0.5	$31.41	0.1	$30.42
The table below summarizes the shares of common stock issued under the 3-year PSUs for the Company’s fiscal year 2014 and 2013 incentive plan years in the first quarter of fiscal years 2017 and 2016, respectively.

Incentive Plans for Fiscal Years	Performance Period	Shares of Common Stock (in millions)	Weighted Average Grant Date Fair Value
2014	3 years	0.3	$31.53
2013	3 years	0.1	$31.41
The table below summarizes the RSAs and RSUs granted under the 1-year PSUs for the Company’s fiscal year 2016 and 2015 sales retention equity programs. The RSAs and RSUs were granted in the first quarter of fiscal years 2017 and 2016, respectively. The RSAs and RSUs vest on the third anniversary of the grant date.

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2016	1 year	0.3	$31.53	0.1	$28.52
2015	1 year	0.2	$30.45	0.1	$27.50
The table below summarizes all of the RSAs and RSUs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
	(shares in millions)
RSAs:
Shares	2.9	2.7
Weighted average grant date fair value (1)	$31.53	$30.65
RSUs:
Shares	1.0	0.8
Weighted average grant date fair value (2)	$30.10	$28.90

(1)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.

(2)
The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the offer period. The ESPP is non-compensatory. For the six-month offer period ended June 30, 2016, the Company issued approximately 0.1 million shares under the ESPP at $31.19 per share. As of June 30, 2016, approximately 29.1 million shares are available for future issuances under the ESPP.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – INCOME TAXES
Income tax expense for the three months ended June 30, 2016 and 2015 was approximately $79 million and $88 million, respectively.
The Company’s estimated annual effective tax rate, which excludes the impact of discrete items, for the three months ended June 30, 2016 and 2015 was 29.2% and 29.8%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal year 2017, which are not considered in the Company’s estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company’s consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal year 2017 and the Company is anticipating a fiscal year 2017 effective tax rate between 28% and 29%.

NOTE M – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
For the three months ended June 30, 2016 and 2015, interest payments were approximately $23 million and $21 million, respectively, and income taxes paid, net from continuing operations were approximately $62 million and $17 million, respectively. For the three months ended June 30, 2016 and 2015, the excess tax benefits from share-based incentive awards included in financing activities from continuing operations were approximately $3 million and $3 million, respectively.
Non-cash financing activities for the three months ended June 30, 2016 and 2015 consisted of treasury common shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $42 million (net of approximately $31 million of income taxes withheld) and $41 million (net of approximately $27 million of income taxes withheld), respectively; discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $24 million and $24 million, respectively; and treasury common shares issued in connection with the Company’s Employee Stock Purchase Plan of approximately $2 million and $2 million, respectively.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The activity under this notional pooling arrangement for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
	2016	2015
	(in millions)
Total borrowings outstanding at beginning of period (1)	$139	$138
Borrowings	190	1,760
Repayments	(186)	(1,776)
Foreign exchange effect	(5)	17
Total borrowings outstanding at end of period (1)	$138	$139

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

NOTE N – SEGMENT INFORMATION
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
Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; amortization of internally developed software products; certain foreign exchange derivative hedging gains and losses; approved severance and facility actions by the Board; and other miscellaneous costs. A measure of segment assets is not currently provided to the Company’s Chief Executive Officer and has therefore not been disclosed.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s segment information for the three months ended June 30, 2016 and 2015 was as follows:

Three Months Ended June 30, 2016	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$551	$371	$77	$999
Expenses	208	324	75	607
Segment profit	$343	$47	$2	$392
Segment operating margin	62%	13%	3%	39%
Depreciation	$9	$6	$—	$15
Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended June 30, 2016:

(in millions)
Segment profit	$392
Less:
Purchased software amortization	43
Other intangibles amortization	5
Internally developed software products amortization	23
Share-based compensation expense	29
Other expenses, net (1)	—
Interest expense, net	15
Income from continuing operations before income taxes	$277

(1)	Other expenses, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Three Months Ended June 30, 2015	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$560	$338	$79	$977
Expenses	211	290	71	572
Segment profit	$349	$48	$8	$405
Segment operating margin	62%	14%	10%	41%
Depreciation	$9	$7	$—	$16
Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended June 30, 2015:

(in millions)
Segment profit	$405
Less:
Purchased software amortization	28
Other intangibles amortization	11
Internally developed software products amortization	32
Share-based compensation expense	22
Other expenses, net (1)	8
Interest expense, net	9
Income from continuing operations before income taxes	$295

(1)	Other expenses, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

	Three Months Ended June 30,
	2016	2015
	(in millions)
United States	$637	$619
EMEA (1)	225	221
Other	137	137
Total revenue	$999	$977

(1)	Consists of Europe, the Middle East and Africa.

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
The declaration and payment of future dividends by the Company is subject to the determination of the Company’s Board of Directors (the Board), in its sole discretion, after considering various factors, including the Company’s financial condition, historical and forecasted operating results, and available cash flow, as well as any applicable laws and contractual covenants and any other relevant factors. The Company’s practice regarding payment of dividends may be modified at any time and from time to time.
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

A number of important factors could cause actual results or events to differ materially from those indicated by such forward-looking statements, including: the ability to achieve success in the Company’s business strategy by, among other things, ensuring that any new offerings address the needs of a rapidly changing market while not adversely affecting the demand for the Company’s traditional products or the Company’s profitability to an extent greater than anticipated, enabling the Company’s sales force to accelerate growth of sales to new customers and expand sales with existing customers, including sales outside of the Company’s renewal cycle and to a broadening set of purchasers outside of traditional information technology operations (with such growth and expansion at levels sufficient to offset any decline in revenue and/or sales in the Company’s Mainframe Solutions segment and in certain mature product lines in the Company’s Enterprise Solutions segment), effectively managing the strategic shift in the Company’s business model to develop more easily installed software, provide additional SaaS offerings and refocus the Company’s professional services and education engagements on those engagements that are connected to new product sales, without affecting the Company’s financial performance to an extent greater than anticipated, and effectively managing the Company’s pricing and other go-to-market strategies, as well as improving the Company’s brand, technology and innovation awareness in the marketplace; the failure to innovate or adapt to technological changes and introduce new software products and services in a timely manner; competition in product and service offerings and pricing; the ability of the Company’s products to remain compatible with ever-changing operating environments, platforms or third party products; global economic factors or political events beyond the Company’s control and other business and legal risks associated with non-U.S. operations; the failure to expand partner programs and sales of the Company’s solutions by the Company’s partners; the ability to retain and attract qualified professionals; general economic conditions and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector; the ability to successfully integrate acquired companies and products into the Company’s existing business; risks associated with sales to government customers; breaches of the Company’s data center, network, as well as the Company’s software products, and the IT environments of the Company’s vendors and customers; the ability to adequately manage, evolve and protect the Company’s information systems, infrastructure and processes; the failure to renew license transactions on a satisfactory basis; fluctuations in foreign exchange rates; discovery of errors or omissions in the Company’s software products or documentation and potential product liability claims; the failure to protect the Company’s intellectual property rights and source code; access to software licensed from third parties; risks associated with the use of software from open source code sources; third-party claims of intellectual property infringement or royalty payments; fluctuations in the number, terms and duration of the Company’s license agreements, as well as the timing of orders from customers and channel partners; events or circumstances that would require the Company to record an impairment charge relating to the Company’s goodwill or capitalized software and other intangible assets balances; potential tax liabilities; changes in market conditions or the Company’s credit ratings; changes in generally accepted accounting principles; the failure to effectively execute the Company’s workforce reductions, workforce rebalancing and facilities consolidations; successful and secure outsourcing of various functions to third parties; and other factors described more fully in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from the forward-looking information described in this Form 10-Q as believed, planned, anticipated, expected, estimated, targeted or similarly identified. We do not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. References in this Form 10-Q to fiscal 2017 and fiscal 2016 are to our fiscal years ending on March 31, 2017 and 2016, respectively.

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
Services helps customers reach their IT and business goals primarily by enabling the rapid implementation and adoption of our Mainframe and Enterprise solutions. Our professional services team consists of experienced professionals who provide a variety of services, such as consulting, implementation, application management services, education and support services, to both commercial and government customers. In fiscal 2016, as a result of our Rally acquisition, Agile coaches, whose primary focus is training customers on the implementation of the Agile software development methodology, were incorporated into the Services segment.
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

EXECUTIVE SUMMARY
A summary of key results for the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 is as follows:
Revenue

•
Total revenue increased $22 million primarily as a result of an increase in software fees and other revenue, partially offset by a decrease in subscription and maintenance revenue. For the first quarter of fiscal 2017, total revenue includes revenue of $35 million from our fiscal 2016 acquisitions of Rally Software Development Corp. (Rally) and Xceedium, Inc. (Xceedium), primarily reflected within software fees and other revenue.

•	We expect revenue for fiscal 2017 to be consistent or increase slightly compared with fiscal 2016.
Bookings

•
Total bookings increased by more than 100% primarily due to the replacement and extension of a large system integrator transaction that was scheduled to expire in fiscal 2018, as well as an increase in other mainframe solutions renewals that were not associated with this transaction. The large system integrator transaction provides an incremental contract value in excess of $475 million and extends the term of the replaced agreement for an additional five years.

•	Renewal bookings increased by more than 130%, of which the aforementioned large system integrator transaction contributed a percentage in the mid-90s.

•	Total new product sales increased by a percentage in the low-50s, of which the aforementioned large system integrator transaction contributed a percentage in the high-40s.

•	Mainframe solutions new product sales increased by more than 150%, of which the aforementioned large system integrator transaction contributed slightly above 100%.

•	Enterprise solutions new product sales increased by a percentage in the low-20s, of which the aforementioned large system integrator transaction contributed a percentage in the high-20s.

•	We expect fiscal 2017 renewals to increase by a percentage in the high teens primarily due to the aforementioned large system integrator transaction.
Expenses

•	Operating expenses increased primarily due to operational costs associated with our Rally and Xceedium acquisitions that occurred in the second quarter of fiscal 2016.
Income taxes

•	We anticipate a fiscal 2017 effective tax rate between 28% and 29%.
Diluted income per common share from continuing operations

•
Diluted income per common share from continuing operations was $0.47, which was consistent compared with the year-ago period as a result of an increase in expenses, primarily due to operational costs associated with our Rally and Xceedium acquisitions, offset by an increase in revenue and a decrease in weighted average common shares outstanding.

Segment results

•
Mainframe Solutions revenue decreased primarily due to insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin was consistent compared with the year-ago period.

•
Enterprise Solutions revenue increased primarily due to the additional revenue associated with our Rally and Xceedium acquisitions. Enterprise Solutions operating margin was generally consistent compared with the year-ago period.

•
Services revenue decreased primarily due a decline in professional services engagements from prior periods. Operating margin for Services declined as a result of a decrease in revenue and an increase in personnel-related costs associated with our Rally acquisition.

Cash flows from continuing operations

•
Net cash provided by operating activities from continuing operations was $161 million, representing a decrease of $27 million. Net cash provided by operating activities decreased compared with the year-ago period primarily due to the increase in income tax payments of $45 million, partially offset by the decrease in vendor disbursements and payroll of $19 million.

PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	First Quarter Comparison Fiscal
	2017	2016	Change	Percentage Change
	(dollars in millions)
Total revenue	$999	$977	$22	2%
Income from continuing operations	$198	$207	$(9)	(4)%
Net cash provided by operating activities - continuing operations	$161	$188	$(27)	(14)%
Total bookings	$1,353	$662	$691	104%
Subscription and maintenance bookings	$1,173	$525	$648	123%
Weighted average subscription and maintenance license agreement duration in years	4.93	3.45	1.48	43%

	June 30, 2016	March 31, 2016	Change From Year End	June 30, 2015	Change From Prior Year Quarter
	(in millions)
Cash and cash equivalents	$2,776	$2,812	$(36)	$2,816	$(40)
Total debt (1)	$1,950	$1,953	$(3)	$1,252	$698
Total expected future cash collections from committed contracts (2)	$4,900	$4,520	$380	$3,950	$950
Total revenue backlog (2)	$7,151	$6,829	$322	$6,278	$873
Total current revenue backlog (2)	$3,031	$3,113	$(82)	$3,042	$(11)

(1)
Total debt at June 30, 2015 has been adjusted to reflect the adoption of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835). Refer to Note 1, “Significant Accounting Policies” of our 2016 Form 10-K for additional information.

(2)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts and revenue backlog.
Analyses of our performance indicators shown above and our segment performance can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A.

Total Revenue: Total revenue is the amount of revenue recognized during the reporting period from the sale of license, maintenance, software as a service (SaaS) and professional services agreements. Amounts recognized as subscription and maintenance revenue are recognized ratably over the term of the agreement. Professional services revenue is generally recognized as the services are performed or recognized on a ratable basis over the term of the related software license. Software fees and other revenue generally represents license fee revenue recognized at the inception of a license agreement (up-front basis) and also includes our SaaS revenue, which is recognized as services are provided.
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
Total Bookings: Total bookings, or sales, includes the incremental value of all subscription, maintenance and professional services contracts and software fees and other contracts entered into during the reporting period and is generally reflective of the amount of products and services during the period that our customers have agreed to purchase from us. License fees for bookings attributed to sales of software products for which revenue is recognized on an up-front basis is reflected in “Software fees and other” in our Condensed Consolidated Statements of Operations, while the maintenance portion is reflected in “Subscription and maintenance” in our Condensed Consolidated Statements of Operations. Our SaaS bookings are recognized as revenue in “Software fees and other,” generally ratably over the term of the SaaS arrangement, rather than up-front.
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

RESULTS OF OPERATIONS
The following table presents revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the first quarter of fiscal 2017 and fiscal 2016 and the period-over-period dollar and percentage changes for those line items. These comparisons of past results are not necessarily indicative of future results.

	First Quarter Comparison Fiscal 2017 Versus Fiscal 2016
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2017	2016	2017 / 2016	2017 / 2016	2017	2016
	(dollars in millions)
Revenue:
Subscription and maintenance	$826	$836	$(10)	(1)%	83%	86%
Professional services	77	79	(2)	(3)	8	8
Software fees and other	96	62	34	55	9	6
Total revenue	$999	$977	$22	2%	100%	100%
Expenses:
Costs of licensing and maintenance	$68	$66	$2	3%	7%	7%
Cost of professional services	75	71	4	6	8	7
Amortization of capitalized software costs	66	60	6	10	7	6
Selling and marketing	242	226	16	7	24	23
General and administrative	88	90	(2)	(2)	9	9
Product development and enhancements	148	136	12	9	15	14
Depreciation and amortization of other intangible assets	20	27	(7)	(26)	2	3
Other expenses (gains), net	—	(3)	3	(100)	—	—
Total expenses before interest and income taxes	$707	$673	$34	5%	71%	69%
Income from continuing operations before interest and income taxes	$292	$304	$(12)	(4)%	29%	31%
Interest expense, net	15	9	6	67	2	1
Income from continuing operations before income taxes	$277	$295	$(18)	(6)%	28%	30%
Income tax expense	79	88	(9)	(10)	8	9
Income from continuing operations	$198	$207	$(9)	(4)%	20%	21%
Note: Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
Total revenue in the first quarter of fiscal 2017 increased compared with the first quarter of fiscal 2016 primarily as a result of an increase in software fees and other revenue, partially offset by a decrease in subscription and maintenance revenue as described below. For the first quarter of fiscal 2017, total revenue includes revenue of $35 million from our Rally and Xceedium acquisitions, primarily reflected within software fees and other revenue. Foreign exchange did not have a significant effect on revenue for the first quarter of fiscal 2017.
We expect revenue for fiscal 2017 to be consistent or increase slightly compared with fiscal 2016. We currently expect foreign exchange not to have a significant effect on revenue for fiscal 2017.
Subscription and Maintenance
Subscription and maintenance revenue for the first quarter of fiscal 2017 decreased compared with the first quarter of fiscal 2016 primarily due to a decrease in Mainframe Solutions revenue (refer to “Performance of Segments” below).

Professional Services
Professional services revenue primarily includes product implementation, consulting, customer education and customer training. Professional services revenue for the first quarter of fiscal 2017 decreased compared with the first quarter of fiscal 2016 primarily due to a decline in professional services engagements from prior periods. For the first quarter of fiscal 2017, professional services revenue includes revenue of $6 million from our Rally acquisition. For the long term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements.
Software Fees and Other
Software fees and other revenue consists of revenue that is recognized on an up-front basis and also includes our SaaS revenue. Upfront revenue includes revenue associated with enterprise solutions products sold on an upfront basis directly by our sales force or through transactions with distributors and volume partners, value-added resellers and exclusive representatives (sometimes referred to as our “indirect” or “channel” revenue). Our SaaS revenue is recognized as the services are provided, generally ratably over the term of the SaaS arrangement, rather than up-front.
Software fees and other revenue for the first quarter of fiscal 2017 increased compared with the first quarter of fiscal 2016 primarily due to an increase in SaaS revenue of $26 million, mainly due to SaaS revenue from our Rally acquisition and, to a lesser extent, an increase in sales of our enterprise solutions products recognized on an upfront basis.
Total Revenue by Geography
The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the first quarter of fiscal 2017 and the first quarter of fiscal 2016.

	First Quarter Comparison Fiscal 2017 Versus Fiscal 2016
	2017	Percentage of Total Revenue	2016	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$637	64%	$619	63%	$18	3%
International	362	36	358	37	4	1
Total Revenue	$999	100%	$977	100%	$22	2%
Revenue in the United States for the first quarter of fiscal 2017 increased compared with the first quarter of fiscal 2016 primarily due to revenue from our Rally and Xceedium acquisitions. International revenue for the first quarter of fiscal 2017 was generally consistent compared with the first quarter of fiscal 2016.
Price changes do not have a material effect on revenue in the period they become effective as a result of our ratable subscription model.
Expenses
Operating Expenses
Operating expenses for the first quarter of fiscal 2017 increased compared with the first quarter of fiscal 2016 primarily due to operational costs associated with our Rally and Xceedium acquisitions that occurred in the second quarter of fiscal 2016.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, SaaS, hosting, and other manufacturing and distribution costs. Costs of licensing and maintenance in the first quarter of fiscal 2017 was generally consistent compared with the first quarter of fiscal 2016.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the first quarter of fiscal 2017 increased compared with the first quarter of fiscal 2016 primarily due to $7 million of personnel-related costs associated with our Rally acquisition, partially offset by a decrease in external consulting costs.
Operating margin for professional services decreased to 3% for the first quarter of fiscal 2017 compared with 10% for the first quarter of fiscal 2016. The decrease in operating margin for professional services was primarily attributable to the decrease in revenue and the increase in personnel-related costs as mentioned above.
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
Amortization of capitalized software costs for the first quarter of fiscal 2017 increased compared with the first quarter of fiscal 2016 as a result of amortization of capitalized software costs related to our Rally and Xceedium acquisitions, partially offset by a decrease in amortization of our internally developed software products.
We have continued to leverage Agile development methodologies, which are characterized by a more dynamic development process with more frequent revisions to a product release’s features and functions as the software is being developed. As a result, capitalization is commenced much later in the development life cycle. As such, we have not capitalized a significant amount of internally developed software costs since fiscal 2014, resulting in a decrease in amortization expense year-over-year.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. Selling and marketing expenses for the first quarter of fiscal 2017 increased compared with the first quarter of fiscal 2016 primarily due to $16 million of costs associated with our Rally and Xceedium acquisitions, which were mainly personnel-related.
General and Administrative
General and administrative expenses include the costs of corporate functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. General and administrative expenses for the first quarter of fiscal 2017 were generally consistent compared with the first quarter of fiscal 2016.
Product Development and Enhancements
For the first quarter of fiscal 2017 and fiscal 2016, product development and enhancements expense represented 15% and 14%, respectively, of total revenue. For the first quarter of fiscal 2017, product development and enhancements expense increased compared with the first quarter of fiscal 2016 primarily due to $11 million of costs associated with our Rally and Xceedium acquisitions, which were mainly personnel-related.
Depreciation and Amortization of Other Intangible Assets
For the first quarter of fiscal 2017, depreciation and amortization of other intangible assets expense decreased compared with the first quarter of fiscal 2016 primarily due to a decrease in amortization expense associated with other intangible assets that became fully amortized in recent periods.
Other Expenses (Gains), Net
The summary of other expenses (gains), net was as follows:

	First Quarter Fiscal 2017	First Quarter Fiscal 2016
	(dollars in millions)
Legal settlements	$—	$(17)
Losses from foreign exchange derivative contracts	3	11
(Gains) losses from foreign exchange rate fluctuations	(3)	4
Other miscellaneous items	—	(1)
Total	$—	$(3)
During the first quarter of fiscal 2016, we recognized a gain from various favorable adjustments associated with our legal accruals and a legal settlement.
Interest Expense, Net
Interest expense, net for the first quarter of fiscal 2017 increased compared with the first quarter of fiscal 2016 as a result of interest associated with the issuance of our August 2015 3.600% Senior Notes Due August 2020 during the second quarter of fiscal 2016 and a new term loan agreement entered into during the third quarter of fiscal 2016.

Income Taxes
Income tax expense for the first quarter of fiscal 2017 was $79 million compared with $88 million for the first quarter of fiscal 2016.
Our estimated annual effective tax rate, which excludes the impact of discrete items, for the first quarter of fiscal 2017 and fiscal 2016 was 29.2% and 29.8%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal 2017, which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal 2017 and we are anticipating a fiscal 2017 effective tax rate between 28% and 29%.
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
Segment expenses do not include share-based compensation expense; amortization of purchased software; amortization of other intangible assets; amortization of internally developed software products; certain foreign exchange derivative hedging gains and losses; approved severance and facility actions by the Board; and other miscellaneous costs.
Segment financial information for the first quarter of fiscal 2017 and fiscal 2016 was as follows:

Mainframe Solutions	First Quarter Fiscal 2017	First Quarter Fiscal 2016
	(dollars in millions)
Revenue	$551	$560
Expenses	208	211
Segment profit	$343	$349
Segment operating margin	62%	62%
Mainframe Solutions revenue for the first quarter of fiscal 2017 decreased compared with the year-ago period primarily due to insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin for the first quarter of fiscal 2017 was consistent compared with the year-ago period.

Enterprise Solutions	First Quarter Fiscal 2017	First Quarter Fiscal 2016
	(dollars in millions)
Revenue	$371	$338
Expenses	324	290
Segment profit	$47	$48
Segment operating margin	13%	14%
Enterprise Solutions revenue for the first quarter of fiscal 2017 increased compared with the year-ago period primarily driven by the additional revenue associated with our Rally and Xceedium acquisitions. Enterprise Solutions operating margin for the first quarter of fiscal 2017 was generally consistent compared with the year-ago period.

Services	First Quarter Fiscal 2017	First Quarter Fiscal 2016
	(dollars in millions)
Revenue	$77	$79
Expenses	75	71
Segment profit	$2	$8
Segment operating margin	3%	10%
Services revenue for the first quarter of fiscal 2017 decreased compared with the year-ago period primarily due to a decline in professional services engagements from prior periods. Operating margin for Services for the first quarter of fiscal 2017 declined as a result of a decrease in revenue and an increase in personnel-related costs associated with our Rally acquisition.
Refer to Note N, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.

Bookings
First Quarter Comparison Fiscal 2017 Versus Fiscal 2016
Total Bookings: For the first quarter of fiscal 2017 and fiscal 2016, total bookings were $1,353 million and $662 million, respectively.
The increase in total bookings was primarily due to the replacement and extension of a large system integrator transaction that was scheduled to expire in fiscal 2018, as well as an increase in other mainframe solutions renewals that were not associated with this transaction. The large system integrator transaction provides an incremental contract value in excess of $475 million and extends the term of the replaced agreement for an additional five years.
Subscription and Maintenance Bookings: For the first quarter of fiscal 2017 and fiscal 2016, subscription and maintenance bookings were $1,173 million and $525 million, respectively. The increase in subscription and maintenance bookings was primarily due to the aforementioned large system integrator transaction, as well as an increase in mainframe solutions renewals that were not associated with this transaction.
Renewal Bookings: For the first quarter of fiscal 2017, renewal bookings increased by more than 130% compared with the first quarter of fiscal 2016 primarily due to the aforementioned large system integrator transaction. The aforementioned large system integrator transaction contributed a percentage in the mid-90s to renewals growth.

•	Renewal Yield: For the first quarter of fiscal 2017, our percentage renewal yield was in the low 90% range.

•
License Agreements over $10 million: During the first quarter of fiscal 2017, we executed a total of 14 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $910 million, including the aforementioned large system integrator transaction. During the first quarter of fiscal 2016, we executed a total of six license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $214 million. The increase in value was primarily due to the aforementioned large system integrator transaction.

•
Annualized Subscription and Maintenance Bookings and Weighted Average Subscription and Maintenance License Agreement Duration in Years: Annualized subscription and maintenance bookings increased from $152 million in the first quarter of fiscal 2016 to $238 million in the first quarter of fiscal 2017. The weighted average subscription and maintenance license agreement duration in years increased from 3.45 in the first quarter of fiscal 2016 to 4.93 in the first quarter of fiscal 2017. These increases were primarily due to the aforementioned large system integrator transaction. Although each contract is subject to terms negotiated by the respective parties, we do not expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

•
Full Year Fiscal 2017 Outlook: We expect fiscal 2017 renewals to increase by a percentage in the high teens compared with fiscal 2016 primarily due to the aforementioned large system integrator transaction executed in the first quarter of fiscal 2017.

Total New Product Sales: Within total bookings, total new product sales increased by a percentage in the low-50s for the first quarter of fiscal 2017 compared with the year-ago period. The increase in total new product sales was primarily due to the aforementioned large system integrator transaction, which included a significant amount of mainframe new product sales as well as new product sales from our Xceedium acquisition.

•
The aforementioned large system integrator transaction contributed a percentage in the high-40s to total new product sales growth. The increase in total new product sales excluding the aforementioned large system integrator transaction was primarily due to mainframe solutions new product sales.

•
Our Rally and Xceedium acquisitions contributed a percentage in the high-20s to total new product sales growth. The increase in total new product sales excluding these acquisitions was primarily due to mainframe solutions new product sales.

•	Within Total New Product Sales:

◦
Mainframe Solutions New Product Sales: For the first quarter of fiscal 2017, mainframe solutions new product sales increased by more than 150% compared with the year-ago period. The aforementioned large system integrator transaction contributed slightly above 100% to mainframe solutions new product sales growth. Overall, we expect our Mainframe Solutions revenue to decline by a percentage in the low single digits over the medium term, which we believe is in line with the mainframe market.

◦
Enterprise Solutions New Product Sales: For the first quarter of fiscal 2017, enterprise solutions new product sales increased by a percentage in the low-20s compared with the year-ago period driven primarily by new product sales from our Xceedium acquisition, which were a large part of the aforementioned large system integrator transaction.

▪
The aforementioned large system integrator transaction contributed a percentage in the high-20s to enterprise solutions new product sales growth. Enterprise Solutions new product sales performance was negatively affected by certain products that are more mature and not growing. However, these products positively affect segment operating margin as well as cash flow from operations. This decrease was partially offset by an increase in new product sales from our Rally and Xceedium acquisitions.

▪
Our Rally and Xceedium acquisitions contributed a percentage in the mid-30s to enterprise solutions new product sales growth. Enterprise Solutions new product sales performance was negatively affected by certain products that are more mature and not growing as noted above.

Total Bookings by Geography: Total bookings in the first quarter of fiscal 2017 increased in all regions compared with the year-ago period primarily due to an increase in renewals. The increase in the United States was primarily due to the aforementioned large system integrator transaction.
New Product Sales by Geography: Total new product sales in the first quarter of fiscal 2017 increased in the United States and the Europe, Middle East and Africa region compared with the year-ago period. The increase in the United States was primarily due to the aforementioned large system integrator transaction. Total new product sales in the first quarter of fiscal 2017 decreased in the Latin America and the Asia Pacific Japan regions compared with the year-ago period. The decrease in the Latin America region was primarily due to the continued macro-economic challenges in the region.

LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 76% held in our subsidiaries outside the United States at June 30, 2016. Cash and cash equivalents totaled $2,776 million at June 30, 2016, representing a decrease of $36 million from the March 31, 2016 balance of $2,812 million. During the first quarter of fiscal 2017, there was a $44 million unfavorable translation effect from foreign exchange rates on cash held outside the United States in currencies other than the U.S. dollar.
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
Sources and Uses of Cash
Under our subscription and maintenance agreements, customers generally make installment payments over the term of the agreement, often with at least one payment due at contract execution, for the right to use our software products and receive product support, software fixes and new products when available. The timing and actual amounts of cash received from committed customer installment payments under any specific agreement can be affected by several factors, including the time value of money and the customer’s credit rating. Often, the amount received is the result of direct negotiations with the customer when establishing pricing and payment terms. In certain instances, the customer negotiates a price for a single upfront installment payment and seeks its own internal or external financing sources. In other instances, we may assist the customer by arranging financing on the customer’s behalf through a third-party financial institution. Alternatively, we may decide to transfer our rights to the future committed installment payments due under the license agreement to a third-party financial institution in exchange for a cash payment. Once transferred, the future committed installments are payable by the customer to the third-party financial institution. Whether the future committed installments have been financed directly by the customer with our assistance or by the transfer of our rights to future committed installments to a third party, these financing agreements may contain limited recourse provisions with respect to our continued performance under the license agreements. Based on our historical experience, we believe that any liability that we may incur as a result of these limited recourse provisions will be immaterial.

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
For the first quarter of fiscal 2017, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $23 million, of which $12 million was billed in the fourth quarter of fiscal 2016. For the first quarter of fiscal 2016, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $37 million, of which $15 million was billed in the fourth quarter of fiscal 2015.
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

(in millions)	June 30, 2016	March 31, 2016	June 30, 2015
Billings backlog:
Amounts to be billed – current	$1,805	$1,818	$1,820
Amounts to be billed – noncurrent	2,665	2,077	1,698
Total billings backlog	$4,470	$3,895	$3,518

Revenue backlog:
Revenue to be recognized within the next 12 months – current	$3,031	$3,113	$3,042
Revenue to be recognized beyond the next 12 months – noncurrent	4,120	3,716	3,236
Total revenue backlog	$7,151	$6,829	$6,278

Deferred revenue (billed or collected)	$2,681	$2,934	$2,760
Total billings backlog	4,470	3,895	3,518
Total revenue backlog	$7,151	$6,829	$6,278
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

(in millions)	June 30, 2016	March 31, 2016	June 30, 2015
Expected future cash collections:
Total billings backlog	$4,470	$3,895	$3,518
Trade accounts receivable, net	430	625	432
Total expected future cash collections	$4,900	$4,520	$3,950
The increase in billings backlog at June 30, 2016 compared with March 31, 2016 and June 30, 2015 was primarily a result of higher bookings during the first quarter of fiscal 2017, including the aforementioned large system integrator transaction. There was an increase of 15% and 27% in billings backlog at June 30, 2016 compared with March 31, 2016 and June 30, 2015, respectively. Excluding the unfavorable effect of foreign exchange, billings backlog increased 29% at June 30, 2016 compared with June 30, 2015.
The increase in expected future cash collections at June 30, 2016 compared with March 31, 2016 and June 30, 2015 was primarily driven by the increase in billings backlog, as described above, partially offset by a decrease in trade accounts receivable, net.
The increase in total revenue backlog at June 30, 2016 compared with March 31, 2016 and June 30, 2015 was primarily a result of the higher level of bookings for the first quarter of fiscal 2017, including the aforementioned large system integrator transaction. There was an increase in total revenue backlog of 5% and 14% at June 30, 2016 compared with March 31, 2016 and June 30, 2015, respectively. Excluding the unfavorable effect of foreign exchange, total revenue backlog increased 15% at June 30, 2016 compared with June 30, 2015.
Current revenue backlog, which is our revenue to be recognized within the next 12 months, decreased 3% at June 30, 2016 compared with March 31, 2016. Excluding the unfavorable effect of foreign exchange, current revenue backlog decreased 2% at June 30, 2016 compared with March 31, 2016. Current revenue backlog at June 30, 2016 was generally consistent with June 30, 2015. Current revenue backlog declines as contracts move closer to their renewal dates. We expect revenue backlog will fluctuate through the year.
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
Net Cash Provided by Operating Activities - Continuing Operations

	First Quarter of Fiscal		Change
	2017	2016	2017 / 2016
	(in millions)
Cash collections from billings (1)	$1,002	$1,012	$(10)
Vendor disbursements and payroll (1)	(758)	(777)	19
Income tax payments, net	(62)	(17)	(45)
Other disbursements, net (2)	(21)	(30)	9
Net cash provided by operating activities - continuing operations	$161	$188	$(27)

(1)	Amounts include value added taxes and sales taxes.

(2)
For the first quarter of fiscal 2017, amount includes payments associated with the Fiscal 2014 Plan of $1 million, interest, prior period restructuring plans and miscellaneous receipts and disbursements. For the first quarter of fiscal 2016, amount includes payments associated with the Fiscal 2014 Plan of $3 million, interest, prior period restructuring plans and miscellaneous receipts and disbursements.

First Quarter Comparison Fiscal 2017 Versus Fiscal 2016
Operating Activities
Net cash provided by operating activities from continuing operations for the first quarter of fiscal 2017 was $161 million, representing a decrease of $27 million compared with the first quarter of fiscal 2016. Net cash provided by operating activities decreased compared with the year-ago period primarily due to the increase in income tax payments of $45 million, partially offset by the decrease in vendor disbursements and payroll of $19 million.

Investing Activities
Net cash used in investing activities from continuing operations for the first quarter of fiscal 2017 was $9 million compared with $50 million for the first quarter of fiscal 2016. The decrease in net cash used in investing activities was primarily due to the decrease in cash paid for acquisitions and purchased software of $36 million compared with the year-ago period. The cash paid for acquisitions during the first quarter of fiscal 2016 was attributable to two small acquisitions that closed during the period.
Financing Activities
Net cash used in financing activities from continuing operations for the first quarter of fiscal 2017 was $144 million compared with $200 million for the first quarter of fiscal 2016. The decrease in net cash used in financing activities was primarily due to the decrease in other financing activities of $23 million for payments associated with a prior period acquisition, the change in net activity from our notional pooling arrangement of $20 million and the increase in cash received from exercises of stock options of $9 million compared with the year-ago period.
Debt Obligations
At June 30, 2016 and March 31, 2016, our debt obligations consisted of the following:

	June 30, 2016	March 31, 2016
	(in millions)
Revolving credit facility	$—	$—
5.375% Senior Notes due December 2019	750	750
3.600% Senior Notes due August 2020	400	400
2.875% Senior Notes due August 2018	250	250
4.500% Senior Notes due August 2023	250	250
Term Loan due April 2022	300	300
Other indebtedness, primarily capital leases	11	15
Unamortized debt issuance costs	(8)	(8)
Unamortized discount for Senior Notes	(3)	(4)
Total debt outstanding	$1,950	$1,953
Less the current portion	(4)	(6)
Total long-term debt portion	$1,946	$1,947
Other Indebtedness
We have an unsecured and uncommitted multi-currency line of credit available to meet short-term working capital needs for our subsidiaries, and use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts and other items. At June 30, 2016 and March 31, 2016, $53 million and $55 million, respectively, of this line of credit was pledged in support of bank guarantees and other local credit lines. At June 30, 2016 and March 31, 2016, none of these arrangements were drawn down by third parties.
We use a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, we and our participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. The activity under this notional pooling arrangement for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
	2016	2015
	(in millions)
Total borrowings outstanding at beginning of period (1)	$139	$138
Borrowings	190	1,760
Repayments	(186)	(1,776)
Foreign exchange effect	(5)	17
Total borrowings outstanding at end of period (1)	$138	$139

(1)	Included in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheets.

For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2016 Form 10-K.
Effect of Exchange Rate Changes
There was a $44 million unfavorable impact to our cash balances in the first quarter of fiscal 2017 predominantly due to the strengthening of the U.S. dollar against the euro (2%), the British pound sterling (7%), and the Israeli shekel (2%), partially offset by the weakening of the U.S. dollar against the Brazilian real (12%).
There was a $69 million favorable impact to our cash balances in the first quarter of fiscal 2016 predominantly due to the weakening of the U.S. dollar against the euro (4%), the British pound sterling (6%), the Israeli shekel (6%) and the Brazilian real (3%).

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2016 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At June 30, 2016, there was no material change to this information.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which creates new ASC Topic 606 (Topic 606) that will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the effective date of the new revenue recognition standard. In March 2016, April 2016 and May 2016, the FASB issued additional amendments to the technical guidance of Topic 606. Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be effective for our first quarter of fiscal 2019 and early application for fiscal 2018 is permitted. We are currently evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures. Topic 606 is expected to have a significant effect on our revenue recognition policies and disclosures. We have not yet selected a transition method nor have we determined the effect the standard will have on our ongoing financial reporting.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of risks, including foreign exchange rate fluctuations, interest rate changes and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our financial risk management strategy or our portfolio management strategy, which is described in our 2016 Form 10-K, subsequent to March 31, 2016.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Refer to Note H, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.

Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2016 Form 10-K. We believe that as of June 30, 2016, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the first quarter of fiscal 2017:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
April 1, 2016 - April 30, 2016	—	$—	—	$750,000
May 1, 2016 - May 31, 2016	—	$—	—	$750,000
June 1, 2016 - June 30, 2016	1,569	$31.86	1,569	$700,000
Total	1,569		1,569
On November 13, 2015, the Board approved a stock repurchase program that authorized us to acquire up to $750 million of our common stock. During the first quarter of fiscal 2017, we repurchased 1.6 million shares of our common stock for $50 million. At June 30, 2016, we remained authorized to purchase $700 million of our common stock under our current stock repurchase program. We expect to repurchase shares on the open market, through solicited or unsolicited privately negotiated transactions or otherwise from time to time based on market conditions and other factors.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation.	8-K	3.3	3/9/06
3.2	By-Laws of the Company, as amended.	10-K	3.2	5/8/15
10.1*	Letter dated June 30, 2015 from the Company to Ayman Sayed regarding terms of employment.				X
12	Statement of Ratios of Earnings to Fixed Charges.				X
15	Accountants’ Acknowledgment Letter.				X
31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
32†	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):				X
(i) Condensed Consolidated Balance Sheets - June 30, 2016 (Unaudited) and March 31, 2016.
(ii) Unaudited Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2016 and 2015.
(iii) Unaudited Condensed Consolidated Statements of Comprehensive Income - Three Months Ended June 30, 2016 and 2015.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30, 2016 and 2015.
(v) Notes to Condensed Consolidated Financial Statements - June 30, 2016.

*	Management contract or compensatory plan or arrangement.
†	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.

By:	/s/ Michael P. Gregoire
Michael P. Gregoire
Chief Executive Officer

By:	/s/ Kieran J. McGrath
Kieran J. McGrath
Senior Vice President and interim Chief Financial Officer
Dated: July 28, 2016