Form 10-Q
period 2016-09-30
CA, INC.
filed 2016-10-28
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

(Check one:)
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of October 21, 2016
par value $0.10 per share	417,837,016

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of September 30, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended September 30, 2016 and 2015, and the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 28, 2016

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	September 30, 2016	March 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,585	$2,812
Trade accounts receivable, net	445	625
Other current assets	148	124
Total current assets	$3,178	$3,561
Property and equipment, net of accumulated depreciation of $842 and $832, respectively	$222	$242
Goodwill	6,083	6,086
Capitalized software and other intangible assets, net	662	795
Deferred income taxes	422	407
Other noncurrent assets, net	120	113
Total assets	$10,687	$11,204
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$4	$6
Accounts payable	76	77
Accrued salaries, wages and commissions	159	205
Accrued expenses and other current liabilities	352	352
Deferred revenue (billed or collected)	1,790	2,197
Taxes payable, other than income taxes payable	27	55
Federal, state and foreign income taxes payable	—	2
Total current liabilities	$2,408	$2,894
Long-term debt, net of current portion	$1,946	$1,947
Federal, state and foreign income taxes payable	135	148
Deferred income taxes	3	3
Deferred revenue (billed or collected)	580	737
Other noncurrent liabilities	86	97
Total liabilities	$5,158	$5,826
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 413,149,727 and 412,596,452 shares outstanding, respectively	59	59
Additional paid-in capital	3,652	3,664
Retained earnings	6,771	6,575
Accumulated other comprehensive loss	(435)	(416)
Treasury stock, at cost, 176,545,354 and 177,098,629 shares, respectively	(4,518)	(4,504)
Total stockholders’ equity	$5,529	$5,378
Total liabilities and stockholders’ equity	$10,687	$11,204
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Subscription and maintenance	$824	$832	$1,650	$1,668
Professional services	75	83	152	162
Software fees and other	119	90	215	152
Total revenue	$1,018	$1,005	$2,017	$1,982
Expenses:
Costs of licensing and maintenance	$66	$70	$134	$136
Cost of professional services	73	78	148	149
Amortization of capitalized software costs	59	67	125	127
Selling and marketing	235	248	477	474
General and administrative	84	99	172	189
Product development and enhancements	136	151	284	287
Depreciation and amortization of other intangible assets	18	29	38	56
Other expenses, net	27	4	27	1
Total expenses before interest and income taxes	$698	$746	$1,405	$1,419
Income from continuing operations before interest and income taxes	$320	$259	$612	$563
Interest expense, net	14	12	29	21
Income from continuing operations before income taxes	$306	$247	$583	$542
Income tax expense	94	75	173	163
Income from continuing operations	$212	$172	$410	$379
Income from discontinued operations, net of income taxes	—	2	—	7
Net income	$212	$174	$410	$386

Basic income per common share:
Income from continuing operations	$0.50	$0.39	$0.98	$0.86
Income from discontinued operations	—	—	—	0.02
Net income	$0.50	$0.39	$0.98	$0.88
Basic weighted average shares used in computation	414	436	414	436

Diluted income per common share:
Income from continuing operations	$0.50	$0.39	$0.98	$0.86
Income from discontinued operations	—	—	—	0.02
Net income	$0.50	$0.39	$0.98	$0.88
Diluted weighted average shares used in computation	415	437	415	437
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
Net income	$212	$174	$410	$386
Other comprehensive income (loss):
Foreign currency translation adjustments	10	(53)	(19)	(21)
Total other comprehensive income (loss)	$10	$(53)	$(19)	$(21)
Comprehensive income	$222	$121	$391	$365
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Six Months Ended September 30,
	2016	2015
Operating activities from continuing operations:
Net income	$410	$386
Income from discontinued operations	—	(7)
Income from continuing operations	$410	$379
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	163	183
Deferred income taxes	(11)	(28)
Provision for bad debts	2	1
Share-based compensation expense	54	45
Other non-cash items	3	—
Foreign currency transaction (gains) losses	(1)	6
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	176	231
Decrease in deferred revenue	(562)	(496)
(Decrease) increase in taxes payable, net	(86)	2
Increase (decrease) in accounts payable, accrued expenses and other	19	(9)
Decrease in accrued salaries, wages and commissions	(47)	(66)
Changes in other operating assets and liabilities	(17)	(17)
Net cash provided by operating activities - continuing operations	$103	$231
Investing activities from continuing operations:
Acquisitions of businesses, net of cash acquired, and purchased software	$(1)	$(647)
Purchases of property and equipment	(16)	(23)
Proceeds from sale of short-term investments	—	48
Net cash used in investing activities - continuing operations	$(17)	$(622)
Financing activities from continuing operations:
Dividends paid	$(214)	$(220)
Purchases of common stock	(100)	(115)
Notional pooling borrowings	467	2,494
Notional pooling repayments	(456)	(2,497)
Debt borrowings	—	800
Debt repayments	(4)	(406)
Debt issuance costs	—	(3)
Exercise of common stock options	26	4
Other financing activities	—	(18)
Net cash (used in) provided by financing activities - continuing operations	$(281)	$39
Effect of exchange rate changes on cash	$(32)	$(1)
Net change in cash and cash equivalents - continuing operations	$(227)	$(353)
Cash provided by operating activities - discontinued operations	$—	$7
Net effect of discontinued operations on cash and cash equivalents	$—	$7
Decrease in cash and cash equivalents	$(227)	$(346)
Cash and cash equivalents at beginning of period	$2,812	$2,804
Cash and cash equivalents at end of period	$2,585	$2,458
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ACCOUNTING POLICIES
Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements of CA, Inc. (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and in accordance with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (2016 Form 10-K).
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
Operating results for the three and six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.
Divestitures: In the fourth quarter of fiscal year 2016, the Company sold its CA ERwin Data Modeling solution assets (ERwin). The results of operations associated with this business have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2015 and Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2015.
Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 83% being held by the Company’s foreign subsidiaries outside the United States at September 30, 2016.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 (ASU 2016-15), Classification of Certain Cash Receipts and Cash Payments (Topic 230), which is intended to reduce diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for the Company’s first quarter of fiscal year 2019 and requires a retrospective transition method of adoption. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (ASU 2016-16), Intra-Equity Transfers of Assets Other Than Inventory (Topic 740), which is intended to eliminate diversity in practice and provide a more accurate depiction of the tax consequences on intercompany asset transfers (excluding inventory). ASU 2016-16 requires entities to immediately recognize the tax consequences on intercompany asset transfers (excluding inventory) at the transaction date, rather than deferring the tax consequences under current GAAP. ASU 2016-16 will be effective for the Company’s first quarter of fiscal year 2019 and requires a modified retrospective method of adoption. Early adoption is permitted, but only in the first quarter of an entity’s annual fiscal year. The Company is currently evaluating the effect that ASU 2016-16 will have on its consolidated financial statements and related disclosures.

NOTE B – ACQUISITIONS
On July 8, 2015, the Company completed its acquisition of Rally Software Development Corp. (Rally), a provider of Agile development software and services. The acquisition of Rally broadens the Company’s solution set and capabilities to better serve customers in the application economy. Pursuant to the terms of the acquisition agreement and related tender offer, the Company acquired 100% of the outstanding shares of Rally common stock for approximately $519 million. The purchase price allocation for Rally is provided in the table below.
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
The allocation of purchase price to acquired identifiable assets, including intangible assets, for Rally was finalized during the first quarter of fiscal year 2017. The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded to goodwill. The allocation of purchase price to goodwill was predominantly due to synergies the Company expects to achieve through integration of the acquired technology with the Company’s existing product portfolio and the intangible assets that are not separable, such as assembled workforce and going concern. The goodwill relating to the Company’s fiscal year 2016 acquisitions was not deductible for tax purposes and was allocated to the Enterprise Solutions segment. The pro forma effects of the Company’s fiscal year 2016 acquisitions on the Company’s revenues and results of operations during fiscal year 2016 were considered immaterial.
Transaction costs for the Company’s fiscal year 2016 acquisitions, which were primarily included in “General and administrative” in the Company’s Condensed Consolidated Statements of Operations, were $17 million and $20 million for the three and six months ended September 30, 2015, respectively.
Since Rally and Xceedium were acquired during the second quarter of fiscal year 2016, the Condensed Consolidated Statements of Operations for the six months ended September 30, 2015 included three months of activity for revenue and expenses associated with these acquisitions. During the first quarter of fiscal 2017, the Condensed Consolidated Statements of Operations included total revenue of $35 million and net loss of $5 million for the Company’s fiscal year 2016 acquisitions of Rally and Xceedium.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had approximately $3 million of accrued acquisition-related costs at September 30, 2016 and March 31, 2016 related to purchase price amounts withheld subject to indemnification protections.

NOTE C – TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	September 30, 2016	March 31, 2016
	(in millions)
Accounts receivable – billed	$385	$566
Accounts receivable – unbilled	60	55
Other receivables	10	13
Less: Allowances	(10)	(9)
Trade accounts receivable, net	$445	$625

NOTE D – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at September 30, 2016 were as follows:

	At September 30, 2016
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,991	$4,908	$1,083	$590	$493
Internally developed software products	1,467	1,030	437	356	81
Other intangible assets	927	762	165	77	88
Total capitalized software and other intangible assets	$8,385	$6,700	$1,685	$1,023	$662
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2016 were as follows:

	At March 31, 2016
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,990	$4,865	$1,125	$552	$573
Internally developed software products	1,467	1,009	458	333	125
Other intangible assets	927	728	199	102	97
Total capitalized software and other intangible assets	$8,384	$6,602	$1,782	$987	$795

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the capitalized software and other intangible assets recorded through September 30, 2016, the projected annual amortization expense for fiscal year 2017 and the next four fiscal years is expected to be as follows:

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
Goodwill activity by segment for the six months ended September 30, 2016 was as follows:

(in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Balance at March 31, 2016	$4,178	$1,827	$81	$6,086
Foreign currency translation adjustment	—	(3)	—	(3)
Balance at September 30, 2016	$4,178	$1,824	$81	$6,083

NOTE E – DEFERRED REVENUE
The current and noncurrent components of “Deferred revenue (billed or collected)” at September 30, 2016 and March 31, 2016 were as follows:

	September 30, 2016	March 31, 2016
	(in millions)
Current:
Subscription and maintenance	$1,596	$1,990
Professional services	122	116
Software fees and other	72	91
Total deferred revenue (billed or collected) – current	$1,790	$2,197
Noncurrent:
Subscription and maintenance	$558	$712
Professional services	18	21
Software fees and other	4	4
Total deferred revenue (billed or collected) – noncurrent	$580	$737
Total deferred revenue (billed or collected)	$2,370	$2,934

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
At September 30, 2016, foreign currency contracts outstanding consisted of purchase and sale contracts with a total gross notional value of approximately $900 million and durations of less than six months. The net fair value of these contracts at September 30, 2016 was a net asset of approximately $4 million, of which approximately $8 million is included in “Other current assets” and approximately $4 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
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
A summary of the effect of the foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)	2016	2015	2016	2015
Other expenses, net – foreign currency contracts	$3	$(8)	$6	$3
The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were either in a net asset position or under the established threshold at September 30, 2016 and March 31, 2016. The Company posted no collateral at September 30, 2016 or March 31, 2016. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at September 30, 2016 and March 31, 2016:

	At September 30, 2016			At March 31, 2016
	Fair Value Measurement Using Input Types		Estimated Fair Value	Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds (1)	$347	$—	$347	$617	$—	$617
Foreign exchange derivatives (2)	—	8	8	—	2	2
Total assets	$347	$8	$355	$617	$2	$619
Liabilities:
Foreign exchange derivatives (2)	$—	$4	$4	$—	$3	$3
Total liabilities	$—	$4	$4	$—	$3	$3

(1)	The Company’s investments in money market funds are classified as “Cash and cash equivalents” in its Condensed Consolidated Balance Sheets.

(2)	Refer to Note F, “Derivatives” for additional information.
At September 30, 2016 and March 31, 2016, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.
The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that were not measured at fair value on a recurring basis at September 30, 2016 and March 31, 2016:

	At September 30, 2016		At March 31, 2016
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,950	$2,079	$1,953	$2,058
Facility exit reserve (2)	$13	$14	$16	$17

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facility exit reserve is determined using the Company’s incremental borrowing rate at September 30, 2016 and March 31, 2016. At September 30, 2016 and March 31, 2016, the facility exit reserve included carrying values of approximately $4 million and $4 million, respectively, in “Accrued expenses and other current liabilities” and approximately $9 million and $12 million, respectively, in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets (Level 3).

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
On March 24, 2014, the U.S. Department of Justice (DOJ) filed under seal in the United States District Court for the District of Columbia a complaint against the Company in partial intervention under the qui tam provisions of the civil False Claims Act (FCA). The underlying complaint was filed under seal by an individual plaintiff on August 24, 2009. On May 29, 2014, the case was unsealed. Both the DOJ and the individual plaintiff have filed amended complaints. The current complaints relate to government sales transactions under the Company’s General Services Administration (GSA) schedule contract, entered into in 2002 and extended until present through subsequent amendments. In sum and substance, the current complaints allege that the Company provided inaccurate commercial discounting information to the GSA during contract negotiations and that, as a result, the GSA’s contract discount was lower than it otherwise would have been. In addition, the complaints allege that the Company failed to apply the full negotiated discount in some instances and to pay sufficient rebates pursuant to the contract’s price reduction clause. In addition to FCA claims, the current complaints also assert common law causes of action. The DOJ complaint seeks an unspecified amount of damages, including treble damages and civil penalties. The complaint by the individual plaintiff alleges that the U.S. government has suffered damages in excess of $100 million and seeks an unspecified amount of damages, including treble damages and civil penalties. The Company filed motions to dismiss the current complaints. On March 31, 2015, the court issued decisions denying the Company's motion to dismiss the DOJ complaint, and granting in part and denying in part the Company's motion to dismiss the individual plaintiff's complaint. The discovery phase of the case is proceeding pursuant to the court’s scheduling orders. On October 30, 2014, the GSA Suspension and Debarment Division issued a Show Cause Letter to the Company in response to the complaints summarized above. In sum, the letter called on the Company to demonstrate why the U.S. government should continue to contract with the Company, given the litigation allegations made in these complaints. On December 19, 2014, the Company provided a detailed response to the Show Cause Letter. In July 2015, after the Company agreed to assume certain additional reporting requirements during the pendency of the litigation, the GSA Suspension and Debarment Division advised the Company that it had concluded its review and determined that the Company is a responsible contractor with which government agencies could continue to contract. The parties have periodically been engaged in settlement negotiations and, on October 24, 2016, the parties filed a joint motion advising the court that they have reached an agreement-in-principle to resolve the litigation and requesting a 45-day extension of the current court schedule to permit the parties to draft and execute a formal settlement agreement. Also on October 24, 2016, the court granted the joint motion. The agreement-in-principle reached by the parties calls for settlement of the litigation for a payment of $45 million without admitting any wrongdoing. This agreement-in-principle is subject to the negotiation and execution of a definitive settlement agreement, concurrence of the GSA and approval by the United States District Court. As a result of this agreement-in-principle, the legal accrual for this litigation has increased in the current quarter and is recorded in “Other expenses, net” in the Company’s Condensed Consolidated Statements of Operations. As the legal accrual for this litigation has increased, there has been a reduction to the estimated range of reasonably possible loss reflected below. There can be no assurance that the settlement of this litigation will be finalized and approved by the United States District Court. In the event that the settlement of this litigation is not ultimately finalized and approved, this litigation would continue. In that event, the Company cannot predict the amount of damages likely to result from the litigation summarized above. Although the timing and ultimate outcome of this litigation cannot be determined, the Company believes that the material aspects of the liability theories set forth in the litigation complaints are unfounded. The Company also believes that it has meritorious defenses and intends to vigorously contest the lawsuit should a settlement agreement not be executed.
With respect to litigation in general, based on the Company’s experience, management believes that the damages amounts claimed in a case are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of cases. The Company believes that it has meritorious defenses in connection with its current lawsuits and material claims and disputes, and intends to vigorously contest each of them.
In the opinion of the Company’s management based upon information currently available to the Company, while the outcome of these lawsuits, claims and disputes is uncertain, the likely results of these lawsuits, claims and disputes are not expected, either individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the effect could be material to the Company’s results of operations or cash flows for any interim reporting period. The agreement-in-principle of the litigation detailed above, if finalized and approved by the United States District Court, would also have a negative effect on quarterly and full fiscal year cash flows. For some of these matters, the Company is unable to estimate a range of reasonably possible loss due to the stage of the matter and/or other particular circumstances of the matter. For others, a range of reasonably possible loss can be estimated. For those matters for which such a range can be estimated, the Company estimates that, in the aggregate, the range of reasonably possible loss is from zero to $25 million. This is in addition to amounts, if any, that have been accrued for those matters.

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

NOTE I – STOCKHOLDERS’ EQUITY
Stock Repurchases: On November 13, 2015, the Board approved a stock repurchase program that authorized the Company to acquire up to $750 million of its common stock. During the six months ended September 30, 2016, the Company repurchased approximately 3.1 million shares of its common stock for approximately $100 million. At September 30, 2016, the Company remained authorized to purchase approximately $650 million of its common stock under its current stock repurchase program.
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheets at September 30, 2016 and March 31, 2016 were approximately $435 million and $416 million, respectively.
Cash Dividends: The Board declared the following dividends during the six months ended September 30, 2016 and 2015:
Six Months Ended September 30, 2016:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 4, 2016	$0.255	May 26, 2016	$107	June 14, 2016
August 3, 2016	$0.255	August 25, 2016	$107	September 13, 2016
Six Months Ended September 30, 2015:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 5, 2015	$0.25	May 28, 2015	$110	June 16, 2015
August 6, 2015	$0.25	August 27, 2015	$110	September 15, 2015

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
The following table presents basic and diluted income from continuing operations per common share information for the three and six months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Basic income from continuing operations per common share:
Income from continuing operations	$212	$172	$410	$379
Less: Income from continuing operations allocable to participating securities	(3)	(2)	(5)	(4)
Income from continuing operations allocable to common shares	$209	$170	$405	$375
Weighted average common shares outstanding	414	436	414	436
Basic income from continuing operations per common share	$0.50	$0.39	$0.98	$0.86

Diluted income from continuing operations per common share:
Income from continuing operations	$212	$172	$410	$379
Less: Income from continuing operations allocable to participating securities	(3)	(2)	(5)	(4)
Income from continuing operations allocable to common shares	$209	$170	$405	$375
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	414	436	414	436
Weighted average effect of share-based payment awards	1	1	1	1
Denominator in calculation of diluted income per share	415	437	415	437
Diluted income from continuing operations per common share	$0.50	$0.39	$0.98	$0.86
For the three months ended September 30, 2016 and 2015, respectively, approximately 1 million and 2 million shares of Company common stock underlying restricted stock awards (RSAs) and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 5 million for the three months ended September 30, 2016 and 2015 were considered participating securities in the calculation of net income allocable to common stockholders.
For the six months ended September 30, 2016 and 2015, respectively, approximately 1 million and 2 million shares of Company common stock underlying RSAs and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 5 million and 4 million for the six months ended September 30, 2016 and 2015, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Costs of licensing and maintenance	$1	$1	$3	$3
Cost of professional services	1	1	2	2
Selling and marketing	9	8	19	16
General and administrative	8	9	19	16
Product development and enhancements	6	4	11	8
Share-based compensation expense before tax	$25	$23	$54	$45
Income tax benefit	(8)	(7)	(18)	(14)
Net share-based compensation expense	$17	$16	$36	$31
The following table summarizes information about unrecognized share-based compensation costs at September 30, 2016:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$5	2.2
Restricted stock units	24	2.2
Restricted stock awards	89	2.1
Performance share units	40	2.7
Total unrecognized share-based compensation costs	$158	2.3
There were no capitalized share-based compensation costs for the three and six months ended September 30, 2016 and 2015.
The value of performance share units (PSUs) is determined using the closing price of the Company’s common stock on the last trading day of the quarter until the awards are granted. Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods for the PSUs, the applicable number of shares of common stock, RSAs or restricted stock units (RSUs) granted may vary based upon the level of achievement of the performance targets and the approval of the Company’s Compensation and Human Resources Committee (which may reduce any award for any reason in its discretion).

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2016 and 2015, the Company issued stock options for approximately 1.1 million shares and 0.9 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

	Six Months Ended September 30,
	2016	2015
Weighted average fair value	$4.41	$4.68
Dividend yield	3.57%	3.37%
Expected volatility factor (1)	22%	23%
Risk-free interest rate (2)	1.5%	1.9%
Expected life (in years) (3)	6.0	6.0

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes all of the RSAs and RSUs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three and six months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Six Months Ended September 30,
	2016		2015	2016	2015
	(shares in millions)
RSAs:
Shares	—	(3)	0.1	2.9	2.8
Weighted average grant date fair value (1)	$34.31		$29.86	$31.55	$30.64
RSUs:
Shares	—	(3)	0.1	1.0	0.9
Weighted average grant date fair value (2)	$31.82		$27.72	$30.16	$28.72

(1)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.

(2)
The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

(3)	Less than 0.1 million.
Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the offer period. The ESPP is non-compensatory. For the six-month offer period ended June 30, 2016, the Company issued approximately 0.1 million shares under the ESPP at $31.19 per share. As of September 30, 2016, approximately 29.1 million shares are available for future issuances under the ESPP.

NOTE L – INCOME TAXES
Income tax expense for the three and six months ended September 30, 2016 was approximately $94 million and $173 million, respectively, compared with income tax expense for the three and six months ended September 30, 2015 of approximately $75 million and $163 million, respectively.
The Company’s estimated annual effective tax rate, which excludes the impact of discrete items, for the six months ended September 30, 2016 and 2015 was 29.0% and 29.6%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal year 2017, which are not considered in the Company’s estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company’s consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal year 2017. The Company is anticipating a fiscal year 2017 effective tax rate between 28% and 29%.

NOTE M – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
For the six months ended September 30, 2016 and 2015, interest payments were approximately $43 million and $32 million, respectively, and income taxes paid, net from continuing operations were approximately $202 million and $131 million, respectively. For the six months ended September 30, 2016 and 2015, the excess tax benefits from share-based incentive awards included in financing activities from continuing operations were approximately $4 million and $3 million, respectively.
Non-cash financing activities for the six months ended September 30, 2016 and 2015 consisted of treasury common shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $43 million (net of approximately $33 million of income taxes withheld) and $41 million (net of approximately $27 million of income taxes withheld), respectively; discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $24 million for each period; and treasury common shares issued in connection with the Company’s ESPP of approximately $2 million for each period.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The activity under this notional pooling arrangement for the six months ended September 30, 2016 and 2015 was as follows:

	Six Months Ended September 30,
	2016	2015
	(in millions)
Total borrowings outstanding at beginning of period (1)	$139	$138
Borrowings	467	2,494
Repayments	(456)	(2,497)
Foreign exchange effect	(11)	4
Total borrowings outstanding at end of period (1)	$139	$139

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

NOTE N – SEGMENT INFORMATION
The Company’s Mainframe Solutions and Enterprise Solutions segments comprise its software business organized by the nature of the Company’s software offerings and the platforms on which the products operate. The Services segment comprises product implementation, consulting, customer education and customer training services, including those directly related to the Mainframe Solutions and Enterprise Solutions software that the Company sells to its customers.
Segment expenses do not include amortization of purchased software; amortization of other intangible assets; amortization of internally developed software products; share-based compensation expense; certain foreign exchange derivative hedging gains and losses; approved severance and facility actions by the Board; and other miscellaneous costs. A measure of segment assets is not currently provided to the Company’s Chief Executive Officer and has therefore not been disclosed.
The Company’s segment information for the three and six months ended September 30, 2016 and 2015 was as follows:

Three Months Ended September 30, 2016	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$550	$393	$75	$1,018
Expenses	211	324	73	608
Segment profit	$339	$69	$2	$410
Segment operating margin	62%	18%	3%	40%
Depreciation	$8	$6	$—	$14
Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended September 30, 2016:

(in millions)
Segment profit	$410
Less:
Purchased software amortization	38
Other intangibles amortization	4
Internally developed software products amortization	21
Share-based compensation expense	25
Other expenses, net (1)	2
Interest expense, net	14
Income from continuing operations before income taxes	$306

(1)	Other expenses, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended September 30, 2016	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,101	$764	$152	$2,017
Expenses	419	648	148	1,215
Segment profit	$682	$116	$4	$802
Segment operating margin	62%	15%	3%	40%
Depreciation	$17	$12	$—	$29
Reconciliation of segment profit to income from continuing operations before income taxes for the six months ended September 30, 2016:

(in millions)
Segment profit	$802
Less:
Purchased software amortization	81
Other intangibles amortization	9
Internally developed software products amortization	44
Share-based compensation expense	54
Other expenses, net (1)	2
Interest expense, net	29
Income from continuing operations before income taxes	$583

(1)	Other expenses, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Three Months Ended September 30, 2015	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$554	$368	$83	$1,005
Expenses	212	357	79	648
Segment profit	$342	$11	$4	$357
Segment operating margin	62%	3%	5%	36%
Depreciation	$9	$6	$—	$15
Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended September 30, 2015:

(in millions)
Segment profit	$357
Less:
Purchased software amortization	39
Other intangibles amortization	14
Internally developed software products amortization	28
Share-based compensation expense	23
Other gains, net (1)	(6)
Interest expense, net	12
Income from continuing operations before income taxes	$247

(1)	Other gains, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended September 30, 2015	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,114	$706	$162	$1,982
Expenses	423	647	150	1,220
Segment profit	$691	$59	$12	$762
Segment operating margin	62%	8%	7%	38%
Depreciation	$18	$13	$—	$31
Reconciliation of segment profit to income from continuing operations before income taxes for the six months ended September 30, 2015:

(in millions)
Segment profit	$762
Less:
Purchased software amortization	67
Other intangibles amortization	25
Internally developed software products amortization	60
Share-based compensation expense	45
Other expenses, net (1)	2
Interest expense, net	21
Income from continuing operations before income taxes	$542

(1)	Other expenses, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.
The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
United States	$657	$645	$1,294	$1,264
EMEA (1)	219	228	444	449
Other	142	132	279	269
Total revenue	$1,018	$1,005	$2,017	$1,982

(1)	Consists of Europe, the Middle East and Africa.

NOTE O – SUBSEQUENT EVENTS
In October 2016, the Company acquired BlazeMeter Ltd., a privately-held provider of open source-based continuous application performance testing. BlazeMeter will integrate with the Company’s continuous delivery solutions to further improve testing efficiency and accelerate the deployment of applications. The results of operations of BlazeMeter will be reported predominately in the Company’s Enterprise Solutions segment and will be included in the consolidated results of operations of the Company from the date of acquisition. The acquisition of BlazeMeter will not be material to the Company’s financial position or fiscal year 2017 results of operations.

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

A number of important factors could cause actual results or events to differ materially from those indicated by such forward-looking statements, including: the ability to achieve success in the Company’s business strategy by, among other things, ensuring that any new offerings address the needs of a rapidly changing market while not adversely affecting the demand for the Company’s traditional products or the Company’s profitability to an extent greater than anticipated, enabling the Company’s sales force to accelerate growth of sales to new customers and expand sales with existing customers, including sales outside of the Company’s renewal cycle and to a broadening set of purchasers outside of traditional information technology operations (with such growth and expansion at levels sufficient to offset any decline in revenue and/or sales in the Company’s Mainframe Solutions segment and in certain mature product lines in the Company’s Enterprise Solutions segment), effectively managing the strategic shift in the Company’s business model to develop more easily installed software, provide additional Software-as-a-Service (SaaS) offerings and refocus the Company’s professional services and education engagements on those engagements that are connected to new product sales, without affecting the Company’s financial performance to an extent greater than anticipated, and effectively managing the Company’s pricing and other go-to-market strategies, as well as improving the Company’s brand, technology and innovation awareness in the marketplace; the failure to innovate or adapt to technological changes and introduce new software products and services in a timely manner; competition in product and service offerings and pricing; the ability of the Company’s products to remain compatible with ever-changing operating environments, platforms or third party products; global economic factors or political events beyond the Company’s control and other business and legal risks associated with non-U.S. operations; the failure to expand partner programs and sales of the Company’s solutions by the Company’s partners; the ability to retain and attract qualified professionals; general economic conditions and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector; the ability to successfully integrate acquired companies and products into the Company’s existing business; risks associated with sales to government customers; breaches of the Company’s data center, network, as well as the Company’s software products, and the IT environments of the Company’s vendors and customers; the ability to adequately manage, evolve and protect the Company’s information systems, infrastructure and processes; the failure to renew license transactions on a satisfactory basis; fluctuations in foreign exchange rates; discovery of errors or omissions in the Company’s software products or documentation and potential product liability claims; the failure to protect the Company’s intellectual property rights and source code; access to software licensed from third parties; risks associated with the use of software from open source code sources; third-party claims of intellectual property infringement or royalty payments; fluctuations in the number, terms and duration of the Company’s license agreements, as well as the timing of orders from customers and channel partners; events or circumstances that would require the Company to record an impairment charge relating to the Company’s goodwill or capitalized software and other intangible assets balances; potential tax liabilities; changes in market conditions or the Company’s credit ratings; changes in generally accepted accounting principles; the failure to effectively execute the Company’s workforce reductions, workforce rebalancing and facilities consolidations; successful and secure outsourcing of various functions to third parties; and other factors described more fully in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from the forward-looking information described in this Form 10-Q as believed, planned, anticipated, expected, estimated, targeted or similarly identified. We do not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. References in this Form 10-Q to fiscal 2017 and fiscal 2016 are to our fiscal years ending on March 31, 2017 and 2016, respectively.

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

•
Security & Compliance solutions manage risk and ensure regulatory compliance across the enterprise with modern tools. Our solutions reduce risk from unauthorized access, secure mainframe assets, monitor instances that affect compliance and help discover sensitive data. Our solutions secure data at rest and in motion, across the enterprise.

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
Our goal is to be the world’s leading independent software provider for IT management and security solutions that help organizations and enterprises plan, develop, manage, and secure modern software environments across mainframe, distributed, cloud and mobile platforms. To accomplish this, key elements of our strategy include:

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

EXECUTIVE SUMMARY
A summary of key results for the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 is as follows:
Revenue

•
Total revenue increased $13 million primarily due to an increase in software fees and other revenue, partially offset by decreases in professional services revenue and subscription and maintenance revenue.

•	We expect revenue for fiscal 2017 to be consistent or increase slightly compared with fiscal 2016. We currently expect foreign exchange not to have a significant effect on revenue for fiscal 2017.
Bookings

•
Total bookings decreased primarily due to the renewal with a large system integrator in excess of $500 million for a term greater than five years that occurred during the second quarter of fiscal 2016 and, to a lesser extent, a decrease in mainframe renewals.

•
Renewal bookings decreased by a percentage in the mid-50s primarily due to the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016 and, to a lesser extent, a decrease in mainframe renewals due to the timing of our renewal portfolio. Excluding the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016, renewal bookings decreased by a percentage in the high single digits primarily due to a decrease in mainframe renewals as set forth above.

•
Total new product sales decreased by a percentage in the mid-20s primarily due to new product sales in connection with the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016 and, to a lesser extent, a decrease in mainframe capacity sales that were not associated with this transaction. Excluding the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016, total new product sales decreased by a percentage in the low teens primarily due to a decrease in mainframe capacity sales.

•
Mainframe solutions new product sales decreased by a percentage in the mid-40s primarily due to new product sales in connection with the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016 and, to a lesser extent, a decrease in mainframe capacity sales. Excluding the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016, mainframe solutions new product sales decreased by a percentage in the mid-20s primarily due to a decrease in mainframe capacity sales.

•
Enterprise solutions new product sales decreased by a percentage in the high teens primarily due to new product sales in connection with the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016. Excluding the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016, enterprise solutions new product sales decreased by a percentage in the high single digits due to the decline in the overall renewal portfolio.

•	We expect fiscal 2017 renewals to increase by a percentage in the high teens compared with fiscal 2016.
Expenses

•
Operating expenses decreased primarily due to the overall decreases in personnel-related costs of $18 million as a result of lower headcount, a decrease in amortization expense related to capitalized software and other intangible assets of $18 million and transaction costs of $17 million associated with our acquisitions of Rally Software Development Corp. (Rally) and Xceedium, Inc. (Xceedium) that occurred during the second quarter of fiscal 2016, partially offset by an increase in legal settlement expense included in other expenses, net of $25 million.

Income taxes

•	We anticipate a fiscal 2017 effective tax rate between 28% and 29%.
Diluted income per common share from continuing operations

•	Diluted income per common share from continuing operations increased to $0.50 from $0.39 primarily due to a decrease in operating expenses.
Segment results

•
Mainframe Solutions revenue decreased primarily due to insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin was consistent compared with the year-ago period.

•
Enterprise Solutions revenue increased primarily due to an increase in sales of our enterprise solutions products recognized on an upfront basis and an increase in SaaS revenue, primarily from our CA Agile Central products (acquired from Rally). Enterprise Solutions operating margin increased primarily due to the transaction costs associated with our acquisitions of Rally and Xceedium that occurred during the second quarter of fiscal 2016.

•
Services revenue decreased primarily due to a decline in professional services engagements from prior periods. This decline in professional services engagements is a result of several factors including our products being easier to install and manage, an increase in the use of partners for services engagements and the completion of non-strategic projects during previous periods. Operating margin for Services decreased primarily due to the overall decline in professional services revenue.

Cash flows from continuing operations

•
Net cash used in operating activities from continuing operations for the second quarter of fiscal 2017 was $58 million, representing a decrease of $101 million compared with net cash provided by operating activities from continuing operations of $43 million in the second quarter of fiscal 2016. The decrease in cash from operating activities was due to a decrease in cash collections from billings of $86 million primarily from lower single installment collections of $70 million and an increase in income tax payments, net of $26 million, partially offset by a decrease in vendor disbursements and payroll of $29 million.

QUARTERLY UPDATE

•
Effective July 26, 2016, the Company’s Board of Directors appointed Kieran J. McGrath as Senior Vice President and interim Chief Financial Officer. Mr. McGrath was previously the Company’s Senior Vice President and Corporate Controller.

PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Second Quarter Comparison Fiscal
	2017	2016	Change	Percentage Change
	(dollars in millions)
Total revenue	$1,018	$1,005	$13	1%
Income from continuing operations	$212	$172	$40	23%
Net cash (used in) provided by operating activities - continuing operations	$(58)	$43	$(101)	(235)%
Total bookings	$729	$1,383	$(654)	(47)%
Subscription and maintenance bookings	$531	$1,192	$(661)	(55)%
Weighted average subscription and maintenance license agreement duration in years	2.99	4.46	(1.47)	(33)%

	First Half Comparison Fiscal
	2017	2016	Change	Percentage Change
	(dollars in millions)
Total revenue	$2,017	$1,982	$35	2%
Income from continuing operations	$410	$379	$31	8%
Net cash provided by operating activities - continuing operations	$103	$231	$(128)	(55)%
Total bookings	$2,082	$2,045	$37	2%
Subscription and maintenance bookings	$1,704	$1,717	$(13)	(1)%
Weighted average subscription and maintenance license agreement duration in years	4.18	4.01	0.17	4%

	September 30, 2016	March 31, 2016	Change From Fiscal Year End	September 30, 2015	Change From Prior Year Quarter
	(in millions)
Cash and cash equivalents	$2,585	$2,812	$(227)	$2,458	$127
Total debt (1)	$1,950	$1,953	$(3)	$1,648	$302
Total expected future cash collections from committed contracts (2)	$4,933	$4,520	$413	$4,537	$396
Total revenue backlog (2)	$6,858	$6,829	$29	$6,614	$244
Total current revenue backlog (2)	$2,945	$3,113	$(168)	$3,006	$(61)

(1)
Total debt at September 30, 2015 has been adjusted to reflect the adoption of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835). Refer to Note 1, “Significant Accounting Policies” of our 2016 Form 10-K for additional information.

(2)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts and revenue backlog.
Analyses of our performance indicators shown above and our segment performance can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A.
Total Revenue: Total revenue is the amount of revenue recognized during the reporting period from the sale of license, maintenance, SaaS and professional services agreements. Amounts recognized as subscription and maintenance revenue are recognized ratably over the term of the agreement. Professional services revenue is generally recognized as the services are performed or recognized on a ratable basis over the term of the related software arrangement. Software fees and other revenue generally represents license fee revenue recognized at the inception of a license agreement (upfront basis) and also includes our SaaS revenue, which is recognized as services are provided.
Subscription and Maintenance Revenue: Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from: (i) subscription license agreements that were in effect during the period, generally including maintenance that is bundled with and not separately identifiable from software usage fees or product sales, (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades that are separately identifiable from software usage fees or product sales, and (iii) license agreements bundled with additional products, maintenance or professional services for which vendor specific objective evidence (VSOE) has not been established. These amounts include the sale of products directly by us, as well as by distributors and volume partners, value-added resellers and exclusive representatives to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products, and other contracts entered into in close proximity or contemplation of such agreements. The vast majority of our subscription and maintenance revenue in any particular reporting period comes from contracts signed in prior periods, generally ranging in duration from three to five years.
Total Bookings: Total bookings, or sales, includes the incremental value of all subscription, maintenance and professional services contracts and software fees and other contracts entered into during the reporting period and is generally reflective of the amount of products and services during the period that our customers have agreed to purchase from us. License fees for bookings attributed to sales of software products for which revenue is recognized on an upfront basis is reflected in “Software fees and other” in our Condensed Consolidated Statements of Operations, while the maintenance portion is reflected in “Subscription and maintenance” in our Condensed Consolidated Statements of Operations. Our SaaS bookings are recognized as revenue in “Software fees and other,” generally ratably over the term of the SaaS arrangement, rather than upfront.

Our management looks within total bookings at renewal bookings, which we define as bookings attributable to the renewable value of a prior contract (i.e., the maintenance value and, in the case of non-perpetual licenses, the license value), and at total new product sales, which we define as sales of mainframe and enterprise solutions products and mainframe solutions capacity that are new or in addition to sales of products or mainframe solutions capacity previously contracted for by a customer. Renewal bookings, as we report them, do not include new product or capacity sales or professional services arrangements and are reflected as subscription and maintenance bookings in the period (for which revenue would be recognized ratably over the term of the contract). Renewals can close before their scheduled renewal date for a number of reasons, including customer preference, customer needs for additional products or capacity, or our preference. The level of renewals closed prior to scheduled expiration dates and the reasons for such closings can vary from quarter to quarter. Generally, quarters with smaller renewal inventories result in a lower level of bookings because renewal bookings will be lower and, to a lesser extent, because renewals remain an important opportunity for new product sales.
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
Subscription and Maintenance Bookings: Subscription and maintenance bookings is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription and maintenance agreements entered into during a reporting period. These amounts include the sale of products either directly by us or through distributors and volume partners, value-added resellers and exclusive representatives to end-users and may include the right for the customer to receive unspecified future software products and/or additional products, services or other fees for which we have not established VSOE for all undelivered elements. These amounts are expected to be recognized ratably as subscription and maintenance revenue over the applicable term of the agreements. Subscription and maintenance bookings excludes the value associated with perpetual licenses for which revenue is recognized on an upfront basis, SaaS offerings and professional services arrangements.
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

RESULTS OF OPERATIONS
The following tables present revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the second quarter and first half of fiscal 2017 and fiscal 2016 and the period-over-period dollar and percentage changes for those line items. These comparisons of past results are not necessarily indicative of future results.

	Second Quarter Comparison Fiscal 2017 Versus Fiscal 2016
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2017	2016	2017 / 2016	2017 / 2016	2017	2016
	(dollars in millions)
Revenue:
Subscription and maintenance	$824	$832	$(8)	(1)%	81%	83%
Professional services	75	83	(8)	(10)	7	8
Software fees and other	119	90	29	32	12	9
Total revenue	$1,018	$1,005	$13	1%	100%	100%
Expenses:
Costs of licensing and maintenance	$66	$70	$(4)	(6)%	6%	7%
Cost of professional services	73	78	(5)	(6)	7	8
Amortization of capitalized software costs	59	67	(8)	(12)	6	7
Selling and marketing	235	248	(13)	(5)	23	25
General and administrative	84	99	(15)	(15)	8	10
Product development and enhancements	136	151	(15)	(10)	13	15
Depreciation and amortization of other intangible assets	18	29	(11)	(38)	2	3
Other expenses, net	27	4	23	575	3	—
Total expenses before interest and income taxes	$698	$746	$(48)	(6)%	69%	74%
Income from continuing operations before interest and income taxes	$320	$259	$61	24%	31%	26%
Interest expense, net	14	12	2	17	1	1
Income from continuing operations before income taxes	$306	$247	$59	24%	30%	25%
Income tax expense	94	75	19	25	9	7
Income from continuing operations	$212	$172	$40	23%	21%	17%
Note: Amounts may not add to their respective totals due to rounding.

	First Half Comparison Fiscal 2017 Versus Fiscal 2016
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2017	2016	2017 / 2016	2017 / 2016	2017	2016
	(dollars in millions)
Revenue:
Subscription and maintenance	$1,650	$1,668	$(18)	(1)%	82%	84%
Professional services	152	162	(10)	(6)	7	8
Software fees and other	215	152	63	41	11	8
Total revenue	$2,017	$1,982	$35	2%	100%	100%
Expenses:
Costs of licensing and maintenance	$134	$136	$(2)	(1)%	7%	7%
Cost of professional services	148	149	(1)	(1)	7	8
Amortization of capitalized software costs	125	127	(2)	(2)	6	6
Selling and marketing	477	474	3	1	24	24
General and administrative	172	189	(17)	(9)	9	10
Product development and enhancements	284	287	(3)	(1)	14	14
Depreciation and amortization of other intangible assets	38	56	(18)	(32)	2	3
Other expenses, net	27	1	26	NM	1	—
Total expenses before interest and income taxes	$1,405	$1,419	$(14)	(1)%	70%	72%
Income from continuing operations before interest and income taxes	$612	$563	$49	9%	30%	28%
Interest expense, net	29	21	8	38	1	1
Income from continuing operations before income taxes	$583	$542	$41	8%	29%	27%
Income tax expense	173	163	10	6	9	8
Income from continuing operations	$410	$379	$31	8%	20%	19%
Note: Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
Total revenue in the second quarter of fiscal 2017 increased compared with the second quarter of fiscal 2016 primarily due to an increase in software fees and other revenue, partially offset by decreases in professional services revenue and subscription and maintenance revenue as described below. There was an unfavorable foreign exchange effect of $4 million for the second quarter of fiscal 2017.
Total revenue in the first half of fiscal 2017 increased compared with the first half of fiscal 2016 primarily due to an increase in software fees and other revenue, partially offset by decreases in subscription and maintenance revenue and professional services revenue as described below. There was an unfavorable foreign exchange effect of $8 million for the first half of fiscal 2017.
In general, we treat acquired technologies as organic in the quarter of their one year anniversary date. Rally and Xceedium were acquired during the second quarter of fiscal 2016 and, as such, were treated as organic in the second quarter of fiscal 2017. During the first quarter of fiscal 2017, total revenue included revenue of $35 million from our Rally and Xceedium acquisitions.
We expect revenue for fiscal 2017 to be consistent or increase slightly compared with fiscal 2016. We currently expect foreign exchange not to have a significant effect on revenue for fiscal 2017. We currently expect a slight percentage decrease in revenue during our third quarter of fiscal 2017 compared with the year-ago period as a result of the composition of the renewal portfolio, which had a greater level of up-front transactions that closed in the year-ago period. In addition, we expect a lower level of services revenue for the third quarter of fiscal 2017 compared with the year-ago period.

Subscription and Maintenance
Subscription and maintenance revenue for the second quarter and first half of fiscal 2017 decreased compared with the second quarter and first half of fiscal 2016, respectively, due to a decrease in Mainframe Solutions revenue (refer to “Performance of Segments” below) as well as Enterprise Solutions revenue recognized on a ratable basis. There was an unfavorable foreign exchange effect of $3 million and $6 million for the second quarter and first half of fiscal 2017, respectively.
Professional Services
Professional services revenue primarily includes revenue derived from product implementation, consulting, customer education and customer training services. Professional services revenue for the second quarter and first half of fiscal 2017 decreased compared with the second quarter and first half of fiscal 2016, respectively, primarily due to a decline in professional services engagements from prior periods. This decline in professional services engagements is a result of several factors including our products being easier to install and manage, an increase in the use of partners for services engagements and the completion of non-strategic projects during previous periods. For the long term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements.
Software Fees and Other
Software fees and other revenue consists of revenue that is recognized on an upfront basis and also includes our SaaS revenue. Upfront revenue includes revenue associated with enterprise solutions products sold on an upfront basis directly by our sales force or through transactions with distributors and volume partners, value-added resellers and exclusive representatives (sometimes referred to as our “indirect” or “channel” revenue). Our SaaS revenue is recognized as the services are provided, generally ratably over the term of the SaaS arrangement, rather than upfront.
Software fees and other revenue for the second quarter of fiscal 2017 increased compared with the second quarter of fiscal 2016 primarily due to an increase in sales of our enterprise solutions products recognized on an upfront basis and an increase in SaaS revenue, primarily from our CA Agile Central products (acquired from Rally). The increase in sales of our enterprise solutions products recognized on an upfront basis was partially attributable to an increase in both free-standing new sales and sales into our Named and Growth customer accounts.
Software fees and other revenue for the first half of fiscal 2017 increased compared with the first half of fiscal 2016 primarily due to an increase in SaaS revenue, primarily from our CA Agile Central products (acquired from Rally), and, to a lesser extent, an increase in sales of our enterprise solutions products recognized on an upfront basis.
Total Revenue by Geography
The following tables present the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the second quarter and first half of fiscal 2017 compared with the second quarter and first half of fiscal 2016.

	Second Quarter Comparison Fiscal 2017 Versus Fiscal 2016
	2017	Percentage of Total Revenue	2016	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$657	65%	$645	64%	$12	2%
International	361	35	360	36	1	—
Total Revenue	$1,018	100%	$1,005	100%	$13	1%

	First Half Comparison Fiscal 2017 Versus Fiscal 2016
	2017	Percentage of Total Revenue	2016	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$1,294	64%	$1,264	64%	$30	2%
International	723	36	718	36	5	1
Total Revenue	$2,017	100%	$1,982	100%	$35	2%

Revenue in the United States for the second quarter of fiscal 2017 increased compared with the second quarter of fiscal 2016 primarily due to an increase in sales of our enterprise solutions products recognized on an upfront basis and an increase in SaaS revenue. International revenue for the second quarter of fiscal 2017 was generally consistent compared with the second quarter of fiscal 2016. There was an unfavorable foreign exchange effect of $4 million for the second quarter of fiscal 2017.
Revenue in the United States for the first half of fiscal 2017 increased compared with the first half of fiscal 2016 primarily due to revenue during our first quarter of fiscal 2017 from our Rally and Xceedium acquisitions. International revenue for the first half of fiscal 2017 was generally consistent compared with the first half of fiscal 2016. There was an unfavorable foreign exchange effect of $8 million for the first half of fiscal 2017.
Price changes do not have a material effect on revenue in the period they become effective as a result of our ratable subscription model.
Expenses
Operating Expenses
Operating expenses for the second quarter of fiscal 2017 decreased compared with the second quarter of fiscal 2016 primarily due to the overall decreases in personnel-related costs of $18 million as a result of lower headcount, a decrease in amortization expense related to capitalized software and other intangible assets of $18 million and transaction costs of $17 million associated with our acquisitions of Rally and Xceedium that occurred during the second quarter of fiscal 2016, partially offset by an increase in legal settlement expense included in other expenses, net of $25 million.
Operating expenses for the first half of fiscal 2017 decreased compared with the first half of fiscal 2016 due to transaction costs of $20 million associated with our acquisitions of Rally and Xceedium that occurred during the second quarter of fiscal 2016 and a decrease in amortization expense related to other intangible assets of $16 million. In addition, the decrease in expenses were also driven by decreases in various operating expenses of $44 million attributable to such items as lower personnel-related costs as a result of lower headcount and lower external consulting costs. These decreases were partially offset by an increase in other expenses, net of $26 million mainly from higher legal settlements expense and operating expenses of $40 million from our Rally and Xceedium acquisitions during the first quarter of fiscal 2017.
In general, we treat acquired technologies as organic in the quarter of their one year anniversary date. Rally and Xceedium were acquired during the second quarter of fiscal 2016 and, as such, were treated as organic in the second quarter of fiscal 2017. During the first quarter of fiscal 2017, total operating expenses included expenses of $40 million from our Rally and Xceedium acquisitions.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, SaaS, hosting, and other manufacturing and distribution costs. Costs of licensing and maintenance for the second quarter and first half of fiscal 2017 were generally consistent compared with the second quarter and first half of fiscal 2016, respectively.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the second quarter and first half of fiscal 2017 decreased compared with the second quarter and first half of fiscal 2016, respectively, primarily due to a decline in professional services engagements and, to a lesser extent, a decrease in external consulting costs.
Operating margin for professional services decreased to 3% for the second quarter of fiscal 2017 compared with 6% for the second quarter of fiscal 2016. Operating margin for professional services decreased to 3% for the first half of fiscal 2017 compared with 8% for the first half of fiscal 2016. The decrease in operating margin for professional services was primarily attributable to the overall decline in professional services revenue.
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

Amortization of capitalized software costs for the second quarter of fiscal 2017 decreased compared with the second quarter of fiscal 2016 as a result of a decrease in amortization of our internally developed software products.
Amortization of capitalized software costs for the first half of fiscal 2017 decreased compared with the first half of fiscal 2016 as a result of a decrease in amortization of our internally developed software products, partially offset by an increase in amortization of capitalized software costs related to our Rally and Xceedium acquisitions.
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
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. Selling and marketing expenses for the second quarter of fiscal 2017 decreased compared with the second quarter of fiscal 2016 primarily due to a decrease in other personnel-related costs of $9 million.
Selling and marketing expenses for the first half of fiscal 2017 increased compared with the first half of fiscal 2016 primarily due to $16 million of costs incurred in the first quarter of fiscal 2017 from our acquisitions of Rally and Xceedium, which were mainly personnel-related. These costs were partially offset by a decrease in other personnel-related costs of $9 million.
General and Administrative
General and administrative expenses include the costs of corporate functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. General and administrative expenses for the second quarter of fiscal 2017 decreased compared with the second quarter of fiscal 2016 primarily due to $15 million of transaction costs associated with our acquisitions of Rally and Xceedium that occurred during the second quarter of fiscal 2016.
General and administrative expenses for the first half of fiscal 2017 decreased compared with the first half of fiscal 2016 primarily due to $18 million of transaction costs associated with our acquisitions of Rally and Xceedium that occurred during the second quarter of fiscal 2016.
Product Development and Enhancements
For the second quarter of fiscal 2017 and fiscal 2016, product development and enhancements expense represented 13% and 15%, respectively, of total revenue. For the second quarter of fiscal 2017, product development and enhancements expense decreased compared with the second quarter of fiscal 2016 primarily due to a decrease in personnel-related costs of $12 million as a result of lower headcount.
For the first half of fiscal 2017 and fiscal 2016, product development and enhancements expense represented 14% of total revenue. For the first half of fiscal 2017, product development and enhancements expense decreased compared with the first half of fiscal 2016 primarily due to a decrease in personnel-related costs as a result of lower headcount, partially offset by costs incurred in the first quarter of fiscal 2017 from our acquisitions of Rally and Xceedium, which were mainly personnel-related.
Depreciation and Amortization of Other Intangible Assets
For the second quarter and first half of fiscal 2017, depreciation and amortization of other intangible assets expense decreased compared with the second quarter and first half of fiscal 2016, respectively, primarily due to a decrease in amortization expense associated with other intangible assets that became fully amortized in recent periods.
Other Expenses, Net
The summary of other expenses, net was as follows:

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016
	(dollars in millions)
Legal settlements	$27	$2
Losses (gains) from foreign exchange derivative contracts	3	(8)
Losses from foreign exchange rate fluctuations	—	8
Other miscellaneous items	(3)	2
Total	$27	$4

	First Half Fiscal 2017	First Half Fiscal 2016
	(dollars in millions)
Legal settlements	$27	$(15)
Losses from foreign exchange derivative contracts	6	3
(Gains) losses from foreign exchange rate fluctuations	(3)	12
Other miscellaneous items	(3)	1
Total	$27	$1
During the second quarter and first half of fiscal 2017, other expenses, net included a $27 million increase in legal settlements. This expense related to an agreement-in-principle for $45 million to settle the litigation referred to in Note H, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements. We expect full payment for the agreement-in-principle to be made in the second half of fiscal 2017.
During the first half of fiscal 2016, we recognized a gain from various favorable adjustments associated with our legal accruals and a legal settlement.
Interest Expense, Net
Interest expense, net for the second quarter and first half of fiscal 2017 increased compared with the second quarter and first half of fiscal 2016, respectively, as a result of interest associated with the issuance of our 3.600% Senior Notes due August 2020 during the second quarter of fiscal 2016 and a new term loan agreement entered into during the third quarter of fiscal 2016.
Income Taxes
Income tax expense for the second quarter and first half of fiscal 2017 was $94 million and $173 million, respectively, compared with income tax expense for the second quarter and first half of fiscal 2016 of $75 million and $163 million, respectively.
Our estimated annual effective tax rate, which excludes the impact of discrete items, for the first half of fiscal 2017 and fiscal 2016 was 29.0% and 29.6%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal 2017, which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal 2017. We are anticipating a fiscal 2017 effective tax rate between 28% and 29%.
Performance of Segments
Our Mainframe Solutions and Enterprise Solutions segments comprise our software business organized by the nature of our software offerings and the platforms on which the products operate. The Services segment comprises product implementation, consulting, customer education and customer training services, including those directly related to the Mainframe Solutions and Enterprise Solutions software that we sell to our customers.
Segment expenses do not include amortization of purchased software; amortization of other intangible assets; amortization of internally developed software products; share-based compensation expense; certain foreign exchange derivative hedging gains and losses; approved severance and facility actions by the Board; and other miscellaneous costs.
Segment financial information for the second quarter and first half of fiscal 2017 and fiscal 2016 was as follows:

Mainframe Solutions	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016
	(dollars in millions)
Revenue	$550	$554
Expenses	211	212
Segment profit	$339	$342
Segment operating margin	62%	62%

Mainframe Solutions	First Half Fiscal 2017	First Half Fiscal 2016
	(dollars in millions)
Revenue	$1,101	$1,114
Expenses	419	423
Segment profit	$682	$691
Segment operating margin	62%	62%
Mainframe Solutions revenue for the second quarter and first half of fiscal 2017 decreased compared with the second quarter and first half of fiscal 2016, respectively, primarily due to insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin for the second quarter and first half of fiscal 2017 was consistent compared with the second quarter and first half of fiscal 2016, respectively.

Enterprise Solutions	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016
	(dollars in millions)
Revenue	$393	$368
Expenses	324	357
Segment profit	$69	$11
Segment operating margin	18%	3%

Enterprise Solutions	First Half Fiscal 2017	First Half Fiscal 2016
	(dollars in millions)
Revenue	$764	$706
Expenses	648	647
Segment profit	$116	$59
Segment operating margin	15%	8%
Enterprise Solutions revenue for the second quarter of fiscal 2017 increased compared with the year-ago period primarily due to an increase in software fees and other revenue as described above. Enterprise Solutions operating margin for the second quarter of fiscal 2017 increased compared with the year-ago period primarily due to the transaction costs associated with our acquisitions of Rally and Xceedium that occurred during the second quarter of fiscal 2016.
Enterprise Solutions revenue for the first half of fiscal 2017 increased compared with the year-ago period primarily due to an increase in software fees and other revenue as described above. Enterprise Solutions operating margin for the first half of fiscal 2017 increased compared with the year-ago period primarily due to the transaction costs associated with our acquisitions of Rally and Xceedium that occurred during the second quarter of fiscal 2016.

Services	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016
	(dollars in millions)
Revenue	$75	$83
Expenses	73	79
Segment profit	$2	$4
Segment operating margin	3%	5%

Services	First Half Fiscal 2017	First Half Fiscal 2016
	(dollars in millions)
Revenue	$152	$162
Expenses	148	150
Segment profit	$4	$12
Segment operating margin	3%	7%

Services revenue for the second quarter and first half of fiscal 2017 decreased compared with the second quarter and first half of fiscal 2016, respectively, primarily due to a decline in professional services engagements from prior periods. This decline in professional services engagements is a result of several factors including our products being easier to install and manage, an increase in the use of partners for services engagements and the completion of non-strategic projects during previous periods. For the long term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements. Operating margin for Services for the second quarter and first half of fiscal 2017 decreased compared with the second quarter and first half of fiscal 2016, respectively, primarily due to the overall decline in professional services revenue.
Refer to Note N, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Bookings
Second Quarter Comparison Fiscal 2017 Versus Fiscal 2016
Total Bookings: For the second quarter of fiscal 2017 and fiscal 2016, total bookings were $729 million and $1,383 million, respectively. The decrease in total bookings was primarily due to the renewal with a large system integrator in excess of $500 million for a term greater than five years that occurred during the second quarter of fiscal 2016 and, to a lesser extent, a decrease in mainframe renewals.
Subscription and Maintenance Bookings: For the second quarter of fiscal 2017 and fiscal 2016, subscription and maintenance bookings were $531 million and $1,192 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016 and, to a lesser extent, a decrease in mainframe renewals.
Renewal Bookings: For the second quarter of fiscal 2017, renewal bookings decreased by a percentage in the mid-50s compared with the second quarter of fiscal 2016 primarily due to the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016 and, to a lesser extent, a decrease in mainframe renewals due to the timing of our renewal portfolio. Excluding the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016, renewal bookings decreased by a percentage in the high single digits compared with the second quarter of fiscal 2016 primarily due to a decrease in mainframe renewals as set forth above.

•	Renewal Yield: For the second quarter of fiscal 2017, our percentage renewal yield was in the low 90% range.

•
License Agreements over $10 million: During the second quarter of fiscal 2017, we executed a total of 11 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $209 million. During the second quarter of fiscal 2016, we executed a total of 11 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $887 million. The decrease in value was primarily due to the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016.

•
Annualized Subscription and Maintenance Bookings and Weighted Average Subscription and Maintenance License Agreement Duration in Years: Annualized subscription and maintenance bookings decreased from $267 million in the second quarter of fiscal 2016 to $178 million in the second quarter of fiscal 2017. The weighted average subscription and maintenance license agreement duration in years decreased from 4.46 in the second quarter of fiscal 2016 to 2.99 in the second quarter of fiscal 2017. These decreases were due to the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016 with a term greater than five years. Although each contract is subject to terms negotiated by the respective parties, we do not expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

Total New Product Sales: Within total bookings, total new product sales decreased by a percentage in the mid-20s for the second quarter of fiscal 2017 compared with the year-ago period primarily due to new product sales in connection with the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016 and, to a lesser extent, a decrease in mainframe capacity sales that were not associated with this transaction. Excluding the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016, total new product sales decreased by a percentage in the low teens for the second quarter of fiscal 2017 compared with the year-ago period primarily due to a decrease in mainframe capacity sales.

•	Within Total New Product Sales:

◦
Mainframe Solutions New Product Sales: For the second quarter of fiscal 2017, mainframe solutions new product sales decreased by a percentage in the mid-40s compared with the year-ago period primarily due to new product sales in connection with the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016 and, to a lesser extent, a decrease in mainframe capacity sales due to a decrease in mainframe renewals not associated with the large system integrator transaction. Excluding the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016, mainframe solutions new product sales decreased by a percentage in the mid-20s for the second quarter of fiscal 2017 compared with the year-ago period primarily due to a decrease in mainframe capacity sales. Overall, we expect our Mainframe Solutions revenue to decline by a percentage in the low single digits over the medium term, which we believe is in line with the mainframe market.

◦
Enterprise Solutions New Product Sales: For the second quarter of fiscal 2017, enterprise solutions new product sales decreased by a percentage in the high teens compared with the year-ago period primarily due to new product sales in connection with the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016. Excluding the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016, enterprise solutions new product sales decreased by a percentage in the high single digits for the second quarter of fiscal 2017 compared with the year-ago period. The decrease was driven by the decline in the renewal portfolio, partially offset by a higher than historical average attach rate of new product sales to renewals. Enterprise Solutions new product sales performance was negatively affected by certain products that are more mature and not growing, but which positively affected segment operating margin and cash flow from operations.

Total Bookings by Geography: Total bookings in the second quarter of fiscal 2017 decreased in the United States, slightly offset by an increase in total bookings in all other regions compared with the year-ago period. The decrease in the United States was primarily due to a decrease in renewals, including the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016.
New Product Sales by Geography: Total new product sales in the second quarter of fiscal 2017 decreased primarily in the United States and, to a lesser extent, in the Latin America region compared with the year-ago period. The decrease in the United States was primarily due to new product sales associated with renewals including the aforementioned renewal with a large system integrator that occurred during the second quarter of fiscal 2016. The decrease in the Latin America region was primarily due to the continued macro-economic challenges in the region. Total new product sales in the second quarter of fiscal 2017 increased in the Asia Pacific Japan and Europe, Middle East and Africa regions compared with the year-ago primarily due to an increase in sales into our Named and Growth customer accounts.
First Half Comparison Fiscal 2017 Versus Fiscal 2016
Total Bookings: For the first half of fiscal 2017 and fiscal 2016, total bookings were $2,082 million and $2,045 million, respectively. The increase in total bookings was primarily due to slight increases in renewals and total new product sales.
Total bookings for the first half of fiscal 2017 included the replacement and extension of a large system integrator transaction that was scheduled to expire in fiscal 2018 that occurred during the first quarter of fiscal 2017. The large system integrator transaction provided an incremental contract value in excess of $475 million and extended the term of the replaced agreement for an additional five years. Total bookings for the first half of fiscal 2016 included a renewal with a large system integrator in excess of $500 million for a term greater than five years that occurred during the second quarter of fiscal 2016.
Subscription and Maintenance Bookings: For the first half of fiscal 2017 and fiscal 2016, subscription and maintenance bookings were $1,704 million and $1,717 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to a decrease in enterprise solutions renewals, largely offset by an increase in mainframe solutions renewals. This decrease in enterprise solutions renewals was due to the composition of the renewal portfolio being more heavily weighted towards mainframe solutions in the first half of fiscal 2017.
Renewal Bookings: For the first half of fiscal 2017, renewal bookings increased by a percentage in the low single digits compared with the first half of fiscal 2016 primarily due to an increase in mainframe solutions renewals, largely offset by a decrease in enterprise solutions renewals. This decrease in enterprise solutions renewals was due to the composition of the renewal portfolio being more heavily weighted towards mainframe solutions in the first half of fiscal 2017.

•
License Agreements over $10 million: During the first half of fiscal 2017, we executed a total of 25 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,119 million. During the first half of fiscal 2016, we executed a total of 17 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,101 million.

•
Annualized Subscription and Maintenance Bookings and Weighted Average Subscription and Maintenance License Agreement Duration in Years: Annualized subscription and maintenance bookings decreased from $428 million in the first half of fiscal 2016 to $408 million in the first half of fiscal 2017. The weighted average subscription and maintenance license agreement duration in years increased from 4.01 in the first half of fiscal 2016 to 4.18 in the first half of fiscal 2017.

•	Full Year Fiscal 2017 Outlook: We expect fiscal 2017 renewals to increase by a percentage in the high teens compared with fiscal 2016.
Total New Product Sales: Within total bookings, total new product sales increased by a percentage in the low single digits for the first half of fiscal 2017 compared with the year-ago period primarily due to an increase in mainframe solutions new product sales.

•	Within Total New Product Sales:

◦
Mainframe Solutions New Product Sales: For the first half of fiscal 2017, mainframe solutions new product sales (which includes sales of mainframe products and mainframe capacity) increased by a percentage in the mid-teens compared with the year-ago period primarily due to an increase in sales of mainframe products, partially offset by a decrease in sales of mainframe capacity.

◦
Enterprise Solutions New Product Sales: For the first half of fiscal 2017, enterprise solutions new product sales decreased by a percentage in the low single digits compared with the year-ago period, partially offset by the increase in new product sales from Rally and Xceedium in the first quarter of fiscal 2017. Enterprise Solutions new product sales performance was negatively affected by certain products that are more mature and not growing, but which positively affected segment operating margin and cash flow from operations.

Total Bookings by Geography: Total bookings in the first half of fiscal 2017 increased in all international regions, partially offset by a decrease in the United States, compared with the year-ago period. These year-over-year changes were primarily due to the timing of our renewal portfolio.
New Product Sales by Geography: Total new product sales in the first half of fiscal 2017 increased primarily in the United States and, to a lesser extent, in all international regions, except for the Latin America region, compared with the year-ago period. The increase in the United States was primarily due to the aforementioned large system integrator transaction that occurred during the first quarter of fiscal 2017. The decrease in the Latin America region was primarily due to the continued macro-economic challenges in the region.

LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 83% held in our subsidiaries outside the United States at September 30, 2016. Cash and cash equivalents totaled $2,585 million at September 30, 2016, representing a decrease of $227 million from the March 31, 2016 balance of $2,812 million. During the first half of fiscal 2017, there was a $32 million unfavorable translation effect from foreign exchange rates on cash held outside the United States in currencies other than the U.S. dollar.
Although 83% of our cash and cash equivalents is held by foreign subsidiaries, we currently neither intend nor expect a need to repatriate these funds to the United States in the foreseeable future. We expect existing domestic cash, cash equivalents, cash flows from operations and borrowings to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding for capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding for capital expenditures, acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter.

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
For the second quarter of fiscal 2017, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $59 million compared with $129 million for the second quarter of fiscal 2016. For the first half of fiscal 2017, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $82 million compared with $166 million for the first half of fiscal 2016.
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

(in millions)	September 30, 2016	March 31, 2016	September 30, 2015
Billings backlog:
Amounts to be billed – current	$1,821	$1,818	$1,825
Amounts to be billed – noncurrent	2,667	2,077	2,273
Total billings backlog	$4,488	$3,895	$4,098

Revenue backlog:
Revenue to be recognized within the next 12 months – current	$2,945	$3,113	$3,006
Revenue to be recognized beyond the next 12 months – noncurrent	3,913	3,716	3,608
Total revenue backlog	$6,858	$6,829	$6,614

Deferred revenue (billed or collected)	$2,370	$2,934	$2,516
Total billings backlog	4,488	3,895	4,098
Total revenue backlog	$6,858	$6,829	$6,614
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

(in millions)	September 30, 2016	March 31, 2016	September 30, 2015
Expected future cash collections:
Total billings backlog	$4,488	$3,895	$4,098
Trade accounts receivable, net	445	625	439
Total expected future cash collections	$4,933	$4,520	$4,537
The increase of 15% in billings backlog at September 30, 2016 compared with March 31, 2016 was primarily due to an increase in bookings during the first half of fiscal 2017 largely attributable to the aforementioned large system integrator transaction that occurred during the first quarter of fiscal 2017 that was scheduled to expire in fiscal 2018. Excluding the unfavorable effect of foreign exchange, billings backlog increased 16% at September 30, 2016 compared with March 31, 2016. The increase of 10% in billings backlog at September 30, 2016 compared with September 30, 2015 was primarily a result of an increase in bookings largely attributable to the aforementioned large system integrator transaction that occurred during the first quarter of fiscal 2017.
The increase in expected future cash collections at September 30, 2016 compared with March 31, 2016 and September 30, 2015 was primarily driven by the increase in billings backlog, as described above.
Total revenue backlog at September 30, 2016 compared with March 31, 2016 was generally consistent. Excluding the unfavorable effect of foreign exchange, total revenue backlog increased 1% at September 30, 2016 compared with March 31, 2016. The increase in total revenue backlog of 4% at September 30, 2016 compared with September 30, 2015 was primarily a result of an increase in bookings largely attributable to the aforementioned large system integrator transaction that occurred during the first quarter of fiscal 2017.
Current revenue backlog, which is our revenue to be recognized within the next 12 months, decreased 5% at September 30, 2016 compared with March 31, 2016. Current revenue backlog decreased 2% at September 30, 2016 compared with September 30, 2015. Current revenue backlog declines as contracts move closer to their renewal dates. We expect revenue backlog will fluctuate through the year.
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

Net Cash (Used in) Provided by Operating Activities - Continuing Operations

	Second Quarter of Fiscal		Change
	2017	2016	2017 / 2016
	(in millions)
Cash collections from billings (1)	$735	$821	$(86)
Vendor disbursements and payroll (1)	(635)	(664)	29
Income tax payments, net	(140)	(114)	(26)
Other disbursements, net (2)	(18)	—	(18)
Net cash (used in) provided by operating activities - continuing operations	$(58)	$43	$(101)

(1)	Amounts include value added taxes and sales taxes.

(2)	Amount include payments associated with interest, prior period restructuring plans and miscellaneous receipts and disbursements.

	First Half of Fiscal		Change
	2017	2016	2017 / 2016
	(in millions)
Cash collections from billings (1)	$1,737	$1,833	$(96)
Vendor disbursements and payroll (1)	(1,393)	(1,441)	48
Income tax payments, net	(202)	(131)	(71)
Other disbursements, net (2)	(39)	(30)	(9)
Net cash provided by operating activities - continuing operations	$103	$231	$(128)

(1)	Amounts include value added taxes and sales taxes.

(2)	Amount include payments associated with interest, prior period restructuring plans and miscellaneous receipts and disbursements.
Second Quarter Comparison Fiscal 2017 Versus Fiscal 2016
Operating Activities
Net cash used in operating activities from continuing operations for the second quarter of fiscal 2017 was $58 million, representing a decrease of $101 million compared with net cash provided by operating activities from continuing operations of $43 million in the second quarter of fiscal 2016. The decrease in cash from operating activities compared with the year-ago period was due to a decrease in cash collections from billings of $86 million primarily from lower single installment collections of $70 million and an increase in income tax payments, net of $26 million, partially offset by a decrease in vendor disbursements and payroll of $29 million. Lower single installment collections were a result of the mix of renewals within the quarter, which had fewer renewals from financial institutions. Historically, a higher volume of single installment payments are received from renewals by financial institutions.
Investing Activities
Net cash used in investing activities from continuing operations for the second quarter of fiscal 2017 was $8 million compared with $572 million for the second quarter of fiscal 2016. The decrease in net cash used in investing activities was primarily due to the decrease in cash paid for acquisitions and purchased software of $610 million compared with the year-ago period, partially offset by proceeds of $48 million from the sale of short-term investments during the second quarter of fiscal 2016, which were received from our acquisition of Rally.
Financing Activities
Net cash used in financing activities from continuing operations for the second quarter of fiscal 2017 was $137 million compared with net cash provided by financing activities from continuing operations of $239 million for the second quarter of fiscal 2016. The change in financing activities was primarily due to our $400 million issuance of the 3.600% Senior Notes due August 2020 during the second quarter of fiscal 2016. In July 2015 and in connection with our acquisition of Rally, we borrowed $400 million under our revolving credit facility, which we repaid using the proceeds from our $400 million issuance of the 3.600% Senior Notes.

First Half Comparison Fiscal 2017 Versus Fiscal 2016
Operating Activities
Net cash provided by operating activities from continuing operations for the first half of fiscal 2017 was $103 million, representing a decrease of $128 million compared with the first half of fiscal 2016. Net cash provided by operating activities decreased compared with the year-ago period mainly due to a decrease in cash collections from billings of $96 million primarily from lower single installment collections of $84 million and an increase in income tax payments, net of $71 million, partially offset by a decrease in vendor disbursements and payroll of $48 million.
Investing Activities
Net cash used in investing activities from continuing operations for the first half of fiscal 2017 was $17 million compared with $622 million for the first half of fiscal 2016. The decrease in net cash used in investing activities was primarily due to the decrease in cash paid for acquisitions and purchased software of $646 million compared with the year-ago period, partially offset by proceeds received of $48 million from the sale of short-term investments during the second quarter of fiscal 2016, which were received from our acquisition of Rally.
Financing Activities
Net cash used in financing activities from continuing operations for the first half of fiscal 2017 was $281 million compared with net cash provided by financing activities from continuing operations of $39 million for the first half of fiscal 2016. The change in financing activities was primarily due to our $400 million issuance of the 3.600% Senior Notes due August 2020 during the second quarter of fiscal 2016, partially offset by an increase in cash received from exercises of stock options of $22 million, a decrease in other financing activities of $18 million primarily for payments associated with a prior period acquisition and a decrease in common stock repurchases of $15 million. In July 2015 and in connection with our acquisition of Rally, we borrowed $400 million under our revolving credit facility, which we repaid using the proceeds from our $400 million issuance of the 3.600% Senior Notes.
Debt Obligations
At September 30, 2016 and March 31, 2016, our debt obligations consisted of the following:

	September 30, 2016	March 31, 2016
	(in millions)
Revolving credit facility	$—	$—
5.375% Senior Notes due December 2019	750	750
3.600% Senior Notes due August 2020	400	400
2.875% Senior Notes due August 2018	250	250
4.500% Senior Notes due August 2023	250	250
Term Loan due April 2022	300	300
Other indebtedness, primarily capital leases	10	15
Unamortized debt issuance costs	(7)	(8)
Unamortized discount for Senior Notes	(3)	(4)
Total debt outstanding	$1,950	$1,953
Less the current portion	(4)	(6)
Total long-term debt portion	$1,946	$1,947
Other Indebtedness
We have an unsecured and uncommitted multi-currency line of credit available to meet short-term working capital needs for our subsidiaries, and use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts and other items. At September 30, 2016 and March 31, 2016, $52 million and $55 million, respectively, of this line of credit was pledged in support of bank guarantees and other local credit lines. At September 30, 2016 and March 31, 2016, none of these arrangements were drawn down by third parties.

We use a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, we and our participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. The activity under this notional pooling arrangement for the six months ended September 30, 2016 and 2015 was as follows:

	Six Months Ended September 30,
	2016	2015
	(in millions)
Total borrowings outstanding at beginning of period (1)	$139	$138
Borrowings	467	2,494
Repayments	(456)	(2,497)
Foreign exchange effect	(11)	4
Total borrowings outstanding at end of period (1)	$139	$139

(1)	Included in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheets.
For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2016 Form 10-K.
Effect of Exchange Rate Changes
There was a $32 million unfavorable effect on our cash balances in the first half of fiscal 2017 predominantly due to the strengthening of the U.S. dollar against the British pound sterling (10%) and the euro (1%), partially offset by the weakening of the U.S. dollar against the Brazilian real (10%).
There was a $1 million unfavorable effect on our cash balances in the first half of fiscal 2016 predominantly due to the strengthening of the U.S. dollar against the Brazilian real (19%), the Australian dollar (8%), the Norwegian krone (5%), the Indian rupee (5%) and the New Zealand dollar (14%), partially offset by the weakening of the U.S. dollar against the euro (4%) and the Israeli shekel (1%).

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2016 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At September 30, 2016, there was no material change to this information.
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
In August 2016, the FASB issued Accounting Standards Update No. 2016-15 (ASU 2016-15), Classification of Certain Cash Receipts and Cash Payments (Topic 230), which is intended to reduce diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for our first quarter of fiscal 2019 and requires a retrospective transition method of adoption. Early adoption is permitted. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements and related disclosures.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (ASU 2016-16), Intra-Equity Transfers of Assets Other Than Inventory (Topic 740), which is intended to eliminate diversity in practice and provide a more accurate depiction of the tax consequences on intercompany asset transfers (excluding inventory). ASU 2016-16 requires entities to immediately recognize the tax consequences on intercompany asset transfers (excluding inventory) at the transaction date, rather than deferring the tax consequences under current GAAP. ASU 2016-16 will be effective for our first quarter of fiscal 2019 and requires a modified retrospective method of adoption. Early adoption is permitted, but only in the first quarter of an entity’s annual fiscal year. We are currently evaluating the effect that ASU 2016-16 will have on our consolidated financial statements and related disclosures.

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

Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the interim Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, the Chief Executive Officer and the interim Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.
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

Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2016 Form 10-K. We believe that as of September 30, 2016, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the second quarter of fiscal 2017:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
July 1, 2016 - July 31, 2016	—	$—	—	$700,000
August 1, 2016 - August 31, 2016	—	$—	—	$700,000
September 1, 2016 - September 30, 2016	1,483	$33.70	1,483	$650,000
Total	1,483		1,483
On November 13, 2015, the Board approved a stock repurchase program that authorized us to acquire up to $750 million of our common stock. We expect to repurchase shares on the open market, through solicited or unsolicited privately negotiated transactions or otherwise from time to time based on market conditions and other factors.
During the first half of fiscal 2017, we repurchased 3.1 million shares of our common stock for $100 million. At September 30, 2016, we remained authorized to purchase $650 million of our common stock under our current stock repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation.	8-K	3.3	3/9/06
3.2	By-Laws of the Company, as amended.	10-K	3.2	5/8/15
10.1*	Separation Agreement and General Claims Release, dated September 26, 2016, between the Company and Richard J. Beckert.	8-K	10.1	9/27/16
10.2*	Letter, dated July 22, 2016, between the Company and Kieran J. McGrath.				X
10.3*	Schedules A, B and C (amended effective July 26, 2016) to CA, Inc. Change in Control Severance Policy.				X
12	Statement of Ratios of Earnings to Fixed Charges.				X
15	Accountants’ Acknowledgment Letter.				X
31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
32†	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):				X
(i) Condensed Consolidated Balance Sheets - September 30, 2016 (Unaudited) and March 31, 2016.
(ii) Unaudited Condensed Consolidated Statements of Operations - Three and Six Months Ended September 30, 2016 and 2015.
(iii) Unaudited Condensed Consolidated Statements of Comprehensive Income - Three and Six Months Ended September 30, 2016 and 2015.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows - Six Months Ended September 30, 2016 and 2015.
(v) Notes to Condensed Consolidated Financial Statements - September 30, 2016.

*	Management contract or compensatory plan or arrangement.
†	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.

By:	/s/ Michael P. Gregoire
Michael P. Gregoire
Chief Executive Officer

By:	/s/ Kieran J. McGrath
Kieran J. McGrath
Senior Vice President and interim Chief Financial Officer
Dated: October 28, 2016