Form 10-Q
period 2016-12-31
CA, INC.
filed 2017-01-25
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
or
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

(Check one:)
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of January 18, 2017
par value $0.10 per share	417,973,964

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of December 31, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended December 31, 2016 and 2015, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
January 25, 2017

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31, 2016	March 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,828	$2,812
Trade accounts receivable, net	555	625
Other current assets	136	124
Total current assets	$3,519	$3,561
Property and equipment, net of accumulated depreciation of $825 and $832, respectively	$219	$242
Goodwill	6,118	6,086
Capitalized software and other intangible assets, net	627	795
Deferred income taxes	426	407
Other noncurrent assets, net	113	113
Total assets	$11,022	$11,204
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$4	$6
Accounts payable	72	77
Accrued salaries, wages and commissions	191	205
Accrued expenses and other current liabilities	353	352
Deferred revenue (billed or collected)	1,917	2,197
Taxes payable, other than income taxes payable	70	55
Federal, state and foreign income taxes payable	12	2
Total current liabilities	$2,619	$2,894
Long-term debt, net of current portion	$1,946	$1,947
Federal, state and foreign income taxes payable	132	148
Deferred income taxes	8	3
Deferred revenue (billed or collected)	651	737
Other noncurrent liabilities	90	97
Total liabilities	$5,446	$5,826
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 413,268,127 and 412,596,452 shares outstanding, respectively	59	59
Additional paid-in capital	3,678	3,664
Retained earnings	6,872	6,575
Accumulated other comprehensive loss	(518)	(416)
Treasury stock, at cost, 176,426,954 and 177,098,629 shares, respectively	(4,515)	(4,504)
Total stockholders’ equity	$5,576	$5,378
Total liabilities and stockholders’ equity	$11,022	$11,204
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Revenue:
Subscription and maintenance	$817	$828	$2,467	$2,496
Professional services	72	82	224	244
Software fees and other	118	124	333	276
Total revenue	$1,007	$1,034	$3,024	$3,016
Expenses:
Costs of licensing and maintenance	$68	$73	$202	$209
Cost of professional services	74	75	222	224
Amortization of capitalized software costs	57	65	182	192
Selling and marketing	270	277	747	751
General and administrative	85	90	257	279
Product development and enhancements	144	133	428	420
Depreciation and amortization of other intangible assets	18	27	56	83
Other (gains) expenses, net	(17)	1	10	2
Total expenses before interest and income taxes	$699	$741	$2,104	$2,160
Income from continuing operations before interest and income taxes	$308	$293	$920	$856
Interest expense, net	16	15	45	36
Income from continuing operations before income taxes	$292	$278	$875	$820
Income tax expense	84	59	257	222
Income from continuing operations	$208	$219	$618	$598
Income from discontinued operations, net of income taxes	—	4	—	11
Net income	$208	$223	$618	$609

Basic income per common share:
Income from continuing operations	$0.50	$0.52	$1.48	$1.37
Income from discontinued operations	—	0.01	—	0.03
Net income	$0.50	$0.53	$1.48	$1.40
Basic weighted average shares used in computation	413	420	414	431

Diluted income per common share:
Income from continuing operations	$0.50	$0.52	$1.47	$1.37
Income from discontinued operations	—	0.01	—	0.03
Net income	$0.50	$0.53	$1.47	$1.40
Diluted weighted average shares used in computation	414	421	415	432
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Net income	$208	$223	$618	$609
Other comprehensive loss:
Foreign currency translation adjustments	(83)	(30)	(102)	(51)
Total other comprehensive loss	$(83)	$(30)	$(102)	$(51)
Comprehensive income	$125	$193	$516	$558
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Nine Months Ended December 31,
	2016	2015
Operating activities from continuing operations:
Net income	$618	$609
Income from discontinued operations	—	(11)
Income from continuing operations	$618	$598
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	238	275
Deferred income taxes	(20)	(53)
Provision for bad debts	3	—
Share-based compensation expense	80	70
Other non-cash items	4	1
Foreign currency transaction (gains) losses	(5)	5
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	57	50
Decrease in deferred revenue	(332)	(353)
(Decrease) increase in taxes payable, net	(25)	53
Increase (decrease) in accounts payable, accrued expenses and other	13	(50)
Decrease in accrued salaries, wages and commissions	(12)	(43)
Changes in other operating assets and liabilities	1	10
Net cash provided by operating activities - continuing operations	$620	$563
Investing activities from continuing operations:
Acquisitions of businesses, net of cash acquired, and purchased software	$(48)	$(648)
Purchases of property and equipment	(30)	(34)
Proceeds from sale of short-term investments	—	48
Other investing activities	(1)	—
Net cash used in investing activities - continuing operations	$(79)	$(634)
Financing activities from continuing operations:
Dividends paid	$(321)	$(325)
Purchases of common stock	(100)	(705)
Notional pooling borrowings	1,391	3,237
Notional pooling repayments	(1,365)	(3,230)
Debt borrowings	—	1,100
Debt repayments	(5)	(408)
Debt issuance costs	—	(4)
Exercise of common stock options	26	5
Other financing activities	—	(23)
Net cash used in financing activities - continuing operations	$(374)	$(353)
Effect of exchange rate changes on cash	$(151)	$(38)
Net change in cash and cash equivalents - continuing operations	$16	$(462)
Cash provided by operating activities - discontinued operations	$—	$11
Net effect of discontinued operations on cash and cash equivalents	$—	$11
Increase (decrease) in cash and cash equivalents	$16	$(451)
Cash and cash equivalents at beginning of period	$2,812	$2,804
Cash and cash equivalents at end of period	$2,828	$2,353
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ACCOUNTING POLICIES
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements (Condensed Consolidated Financial Statements) of CA, Inc. (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results.
Operating results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.
For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (2016 Form 10-K).
Divestitures: In the fourth quarter of fiscal year 2016, the Company sold its CA ERwin Data Modeling solution assets (ERwin). The results of operations associated with this business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (Condensed Consolidated Statements of Operations) for the three and nine months ended December 31, 2015 and condensed consolidated statements of cash flows (Condensed Consolidated Statements of Cash Flows) for the nine months ended December 31, 2015.
Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 79% being held by the Company’s foreign subsidiaries outside the United States at December 31, 2016.
New Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, with amendments in 2015 and 2016, which creates new ASC Topic 606 (Topic 606) that will replace most existing revenue recognition guidance in GAAP when it becomes effective. Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be effective for the Company’s first quarter of fiscal year 2019 and early application for fiscal year 2018 is permitted. Topic 606 may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. The Company does not currently intend to adopt the provisions of the new standard early and has not yet selected a transition method. While the Company is continuing to assess all potential effects of the new standard, it currently anticipates that this standard will have a material effect on its consolidated financial statements and believes the most significant impact relates to the timing of the recognition of its software license revenue. Specifically, under the new standard, the Company currently expects to recognize license revenue for its Mainframe Solutions and Enterprise Solutions products at the point in time the licensed software is transferred to the customer, rather than ratably over the term of the customer contract, which is required by existing GAAP for most of the Company’s software arrangements. The Company also currently believes that the point in time recognition requirement of the new standard will increase the variability of its revenue. The Company does not currently expect Topic 606 to have a significant effect on the timing of revenue recognition for its maintenance, SaaS and professional services contracts. Under Topic 606, more judgment and estimates will be required within the revenue recognition process than are required under existing GAAP, including estimating the standalone selling price for each performance obligation identified within the Company’s contracts. The Company currently expects Topic 606 to have other significant effects on its revenue recognition policies and disclosures.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842), which requires a lessee to recognize assets and liabilities on its consolidated balance sheet for leases with accounting lease terms of more than 12 months. ASU 2016-02 will replace most existing lease accounting guidance in GAAP when it becomes effective. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. ASU 2016-02 will be effective for the Company’s first quarter of fiscal year 2020 and requires the modified retrospective method of adoption. Early adoption is permitted. Although the Company is currently evaluating the timing of adoption and the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures, the Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting (Topic 718), which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company’s first quarter of fiscal year 2018 and early adoption is permitted. The Company currently plans on adopting ASU 2016-09 in the first quarter of fiscal year 2018. The most significant aspect of this standard for the Company when adopted relates to the presentation of cash flows for employee taxes paid by withholding shares of restricted stock awards as a financing activity within the Condensed Consolidated Statements of Cash Flows, which has been historically presented as an operating activity. This update from ASU 2016-09 requires a retrospective method of adoption. All other aspects of ASU 2016-09 are not currently expected to have a material effect on the Company’s consolidated financial statements and related disclosures.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15 (ASU 2016-15), Classification of Certain Cash Receipts and Cash Payments (Topic 230), which is intended to reduce diversity in practice on how certain cash receipts and cash payments are classified and presented in the statement of cash flows. In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (ASU 2016-18), Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statement of cash flows. ASU 2016-18 requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Both ASU 2016-15 and ASU 2016-18 will be effective for the Company’s first quarter of fiscal year 2019 and require a retrospective transition method of adoption. Early adoption is permitted. The Company currently anticipates adopting ASU 2016-15 and ASU 2016-18 in the first quarter of fiscal year 2018. The Company does not currently expect the adoption of these standards to have a material effect on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (ASU 2016-16), Intra-Equity Transfers of Assets Other Than Inventory (Topic 740), which is intended to eliminate diversity in practice and provide a more accurate depiction of the tax consequences on intercompany asset transfers (excluding inventory). ASU 2016-16 requires entities to immediately recognize the tax consequences on intercompany asset transfers (excluding inventory) at the transaction date, rather than deferring the tax consequences under current GAAP. ASU 2016-16 will be effective for the Company’s first quarter of fiscal year 2019 and requires a modified retrospective method of adoption. Early adoption is permitted, but only in the first quarter of an entity’s annual fiscal year. The Company is currently evaluating the timing of adoption and the effect that ASU 2016-16 will have on its consolidated financial statements and related disclosures.

NOTE B – ACQUISITIONS
On October 11, 2016, the Company acquired BlazeMeter Ltd. (BlazeMeter), a privately-held provider of open source-based continuous application performance testing. BlazeMeter will integrate with the Company’s continuous delivery solutions to further improve testing efficiency and accelerate the deployment of applications. The acquisition of BlazeMeter was not material to the Company’s financial position or results of operations for the three and nine months ended December 31, 2016. The results of operations of BlazeMeter are reported predominately in the Company’s Enterprise Solutions segment and were included in the consolidated results of operations of the Company from the date of acquisition.
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
Since Rally and Xceedium were acquired during the second quarter of fiscal year 2016, the Condensed Consolidated Statements of Operations for the nine months ended December 31, 2015 included six months of activity for revenue and expenses associated with these acquisitions. During the first quarter of fiscal 2017, the Condensed Consolidated Statements of Operations included total revenue of $35 million and net loss of $5 million for the Company’s fiscal year 2016 acquisitions of Rally and Xceedium.
The Company had approximately $12 million and $3 million of accrued acquisition-related costs at December 31, 2016 and March 31, 2016, respectively, related to purchase price amounts withheld subject to indemnification protections.

NOTE C – TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	December 31, 2016	March 31, 2016
	(in millions)
Accounts receivable – billed	$510	$566
Accounts receivable – unbilled	49	55
Other receivables	6	13
Less: Allowances	(10)	(9)
Trade accounts receivable, net	$555	$625

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at December 31, 2016 were as follows:

	At December 31, 2016
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$6,014	$4,914	$1,100	$622	$478
Internally developed software products	1,467	1,030	437	374	63
Other intangible assets	927	805	122	36	86
Total capitalized software and other intangible assets	$8,408	$6,749	$1,659	$1,032	$627
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2016 were as follows:

	At March 31, 2016
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,990	$4,865	$1,125	$552	$573
Internally developed software products	1,467	1,009	458	333	125
Other intangible assets	927	728	199	102	97
Total capitalized software and other intangible assets	$8,384	$6,602	$1,782	$987	$795

Based on the capitalized software and other intangible assets recorded through December 31, 2016, the projected annual amortization expense for fiscal year 2017 and the next four fiscal years is expected to be as follows:

	Year Ended March 31,
	2017	2018	2019	2020	2021
	(in millions)
Purchased software products	158	152	112	86	45
Internally developed software products	79	36	9	1	—
Other intangible assets	16	9	7	7	7
Total	$253	$197	$128	$94	$52
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill activity by segment for the nine months ended December 31, 2016 was as follows:

(in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Balance at March 31, 2016	$4,178	$1,827	$81	$6,086
Acquisitions	—	38	—	38
Foreign currency translation adjustment	$—	$(6)	$—	$(6)
Balance at December 31, 2016	$4,178	$1,859	$81	$6,118

NOTE E – DEFERRED REVENUE
The current and noncurrent components of “Deferred revenue (billed or collected)” at December 31, 2016 and March 31, 2016 were as follows:

	December 31, 2016	March 31, 2016
	(in millions)
Current:
Subscription and maintenance	$1,711	$1,990
Professional services	134	116
Software fees and other	72	91
Total deferred revenue (billed or collected) – current	$1,917	$2,197
Noncurrent:
Subscription and maintenance	$630	$712
Professional services	16	21
Software fees and other	5	4
Total deferred revenue (billed or collected) – noncurrent	$651	$737
Total deferred revenue (billed or collected)	$2,568	$2,934

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
At December 31, 2016, foreign currency contracts outstanding consisted of purchase and sale contracts with a total gross notional value of approximately $745 million and durations of less than three months. The net fair value of these contracts at December 31, 2016 was a net asset of approximately $14 million, of which approximately $17 million is included in “Other current assets” and approximately $3 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the effect of the foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations
	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)	2016	2015	2016	2015
Other (gains) expenses, net – foreign currency contracts	$(9)	$(3)	$(3)	$—
The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were either in a net asset position or under the established threshold at December 31, 2016 and March 31, 2016. The Company posted no collateral at December 31, 2016 or March 31, 2016. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

NOTE G – FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at December 31, 2016 and March 31, 2016:

	At December 31, 2016			At March 31, 2016
	Fair Value Measurement Using Input Types		Estimated Fair Value	Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds (1)	$997	$—	$997	$820	$—	$820
Foreign exchange derivatives (2)	—	17	17	—	2	2
Total assets	$997	$17	$1,014	$820	$2	$822
Liabilities:
Foreign exchange derivatives (2)	$—	$3	$3	$—	$3	$3
Total liabilities	$—	$3	$3	$—	$3	$3

(1)	The Company’s investments in money market funds are classified as “Cash and cash equivalents” in its Condensed Consolidated Balance Sheets.

(2)	Refer to Note F, “Derivatives” for additional information.
At December 31, 2016 and March 31, 2016, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that were not measured at fair value on a recurring basis at December 31, 2016 and March 31, 2016:

	At December 31, 2016		At March 31, 2016
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,950	$2,055	$1,953	$2,058
Facility exit reserves (2)	$11	$12	$16	$17

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facility exit reserves is determined using the Company’s incremental borrowing rate at December 31, 2016 and March 31, 2016. At December 31, 2016 and March 31, 2016, the facility exit reserves included carrying values of approximately $3 million and $4 million, respectively, in “Accrued expenses and other current liabilities” and approximately $8 million and $12 million, respectively, in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets (Level 3).

NOTE H – COMMITMENTS AND CONTINGENCIES
The Company, various subsidiaries, and certain current and former officers have been or, from time to time, may be named as defendants in various lawsuits and claims arising in the normal course of business. The Company may also become involved with contract issues and disputes with customers, including government customers.
On March 24, 2014, the U.S. Department of Justice (DOJ) filed under seal in the United States District Court for the District of Columbia a complaint against the Company in partial intervention under the qui tam provisions of the civil False Claims Act (FCA). The underlying complaint was filed under seal by an individual plaintiff on August 24, 2009. On May 29, 2014, the case was unsealed. Both the DOJ and the individual plaintiff filed amended complaints. The complaints related to government sales transactions under the Company’s General Services Administration (GSA) schedule contract, entered into in 2002 and extended until present through subsequent amendments. In sum and substance, the complaints alleged that the Company provided inaccurate commercial discounting information to the GSA during contract negotiations and that, as a result, the GSA’s contract discount was lower than it otherwise would have been. In addition, the complaints alleged that the Company failed to apply the full negotiated discount in some instances and to pay sufficient rebates pursuant to the contract’s price reduction clause. In addition to FCA claims, the complaints also asserted common law causes of action. The DOJ complaint sought an unspecified amount of damages, including treble damages and civil penalties. The complaint by the individual plaintiff alleged that the U.S. government suffered damages in excess of $100 million and sought an unspecified amount of damages, including treble damages and civil penalties. On October 30, 2014, the GSA Suspension and Debarment Division issued a Show Cause Letter to the Company in response to the complaints summarized above. In sum, the letter called on the Company to demonstrate why the U.S. government should continue to contract with the Company, given the litigation allegations made in the complaints. On December 19, 2014, the Company provided a detailed response to the Show Cause Letter. In July 2015, after the Company agreed to assume certain additional reporting requirements during the pendency of the litigation, the GSA Suspension and Debarment Division advised the Company that it had concluded its review and determined that the Company is a responsible contractor with which government agencies could continue to contract. On October 24, 2016, the DOJ, the Company and the individual plaintiff filed a joint motion advising the court that they had reached an agreement-in-principle to resolve the litigation and requesting an extension of the court schedule to permit the parties to draft and execute a formal settlement agreement. Also on October 24, 2016, the court granted that joint motion. The agreement-in-principle reached by the parties called for settlement of the litigation for a payment of approximately $45 million without admitting any wrongdoing and, as a result, the Company increased its reserve for this case during the second quarter of fiscal year 2017. The parties have drafted a formal settlement agreement which would resolve the case for the amount agreed upon in October 2016 and are awaiting internal DOJ approval before signing the agreement. Pursuant to the settlement agreement, the Company expects to make payment in the fourth quarter of fiscal year 2017. Upon payment, and pursuant to the settlement agreement, the parties would then move the court to dismiss the case with prejudice. The parties anticipate that the court would approve the settlement and dismiss the case. The Company and the individual plaintiff have reached an agreement-in-principal relating to the individual plaintiff’s claims for attorneys’ fees and litigation expenses and have drafted a formal settlement agreement to resolve those claims for approximately $4 million. That settlement amount is fully reserved and the parties expect the formal agreement to be signed once internal DOJ approval is granted for settlement of the larger case. Payment of the settlement relating to the individual plaintiff’s claims for attorneys’ fees and litigation expenses is expected to be made in the fourth quarter of fiscal year 2017.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In the opinion of the Company’s management based upon information currently available to the Company, while the outcome of its lawsuits, claims and disputes is uncertain, the likely results of these lawsuits, claims and disputes are not expected, either individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the effect could be material to the Company’s results of operations or cash flows for any interim reporting period. The settlement agreements detailed above, if executed, will have a negative effect on quarterly and full fiscal year cash flows. For some matters, the Company is unable to estimate a range of reasonably possible loss due to the stage of the matter and/or other particular circumstances of the matter. For others, a range of reasonably possible loss can be estimated. For those matters for which such a range can be estimated, the Company estimates that, in the aggregate, the range of reasonably possible loss does not exceed $20 million. This is in addition to amounts, if any, that have been accrued for those matters.
The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company may, from time to time, advance certain attorneys’ fees and expenses incurred by officers and directors in various lawsuits and investigations, as permitted under Delaware law.

NOTE I – STOCKHOLDERS’ EQUITY
Stock Repurchases: On November 13, 2015, the Board approved a stock repurchase program that authorized the Company to acquire up to $750 million of its common stock. During the nine months ended December 31, 2016, the Company repurchased approximately 3.1 million shares of its common stock for approximately $100 million. At December 31, 2016, the Company remained authorized to purchase approximately $650 million of its common stock under its current stock repurchase program.
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheets at December 31, 2016 and March 31, 2016 were approximately $518 million and $416 million, respectively.
Cash Dividends: The Board declared the following dividends during the nine months ended December 31, 2016 and 2015:
Nine Months Ended December 31, 2016:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 4, 2016	$0.255	May 26, 2016	$107	June 14, 2016
August 3, 2016	$0.255	August 25, 2016	$107	September 13, 2016
November 2, 2016	$0.255	November 17, 2016	$107	December 6, 2016
Nine Months Ended December 31, 2015:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 5, 2015	$0.25	May 28, 2015	$110	June 16, 2015
August 6, 2015	$0.25	August 27, 2015	$110	September 15, 2015
November 5, 2015	$0.25	November 19, 2015	$105	December 8, 2015

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
The following table presents basic and diluted income from continuing operations per common share information for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Basic income from continuing operations per common share:
Income from continuing operations	$208	$219	$618	$598
Less: Income from continuing operations allocable to participating securities	(2)	(2)	(7)	(6)
Income from continuing operations allocable to common shares	$206	$217	$611	$592
Weighted average common shares outstanding	413	420	414	431
Basic income from continuing operations per common share	$0.50	$0.52	$1.48	$1.37

Diluted income from continuing operations per common share:
Income from continuing operations	$208	$219	$618	$598
Less: Income from continuing operations allocable to participating securities	(2)	(2)	(7)	(6)
Income from continuing operations allocable to common shares	$206	$217	$611	$592
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	413	420	414	431
Weighted average effect of share-based payment awards	1	1	1	1
Denominator in calculation of diluted income per share	414	421	415	432
Diluted income from continuing operations per common share	$0.50	$0.52	$1.47	$1.37
For the three months ended December 31, 2016 and 2015, respectively, approximately 1 million and 2 million shares of Company common stock underlying restricted stock awards (RSAs) and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 5 million and 4 million for the three months ended December 31, 2016 and 2015, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.
For the nine months ended December 31, 2016 and 2015, respectively, approximately 2 million and 2 million shares of Company common stock underlying RSAs and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 5 million and 4 million for the nine months ended December 31, 2016 and 2015, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(in millions)
Costs of licensing and maintenance	$2	$2	$5	$5
Cost of professional services	1	1	3	3
Selling and marketing	9	9	28	25
General and administrative	8	9	27	25
Product development and enhancements	6	4	17	12
Share-based compensation expense before tax	$26	$25	$80	$70
Income tax benefit	(8)	(8)	(26)	(22)
Net share-based compensation expense	$18	$17	$54	$48
The following table summarizes information about unrecognized share-based compensation costs at December 31, 2016:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$5	2.0
Restricted stock units	20	2.0
Restricted stock awards	76	1.9
Performance share units	33	2.5
Total unrecognized share-based compensation costs	$134	2.1
There were no capitalized share-based compensation costs for the three and nine months ended December 31, 2016 and 2015.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended December 31, 2016 and 2015, the Company issued stock options for approximately 1.1 million shares and 0.9 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

	Nine Months Ended December 31,
	2016	2015
Weighted average fair value	$4.42	$4.68
Dividend yield	3.56%	3.37%
Expected volatility factor (1)	22%	23%
Risk-free interest rate (2)	1.5%	1.9%
Expected life (in years) (3)	6.0	6.0

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes all of the RSAs and RSUs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2016		2015		2016	2015
	(shares in millions)
RSAs:
Shares	—	(3)	—	(3)	2.9	2.8
Weighted average grant date fair value (1)	$31.99		$26.53		$31.56	$30.63
RSUs:
Shares	—		—		1.0	0.9
Weighted average grant date fair value (2)	$—		$—		$30.16	$28.72

(1)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.

(2)
The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

(3)	Less than 0.1 million.
Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the offer period. The ESPP is non-compensatory. For the six-month offer period ended June 30, 2016, the Company issued approximately 0.1 million shares under the ESPP at $31.19 per share. For the six-month offer period ended December 31, 2016, the Company issued approximately 0.1 million shares under the ESPP at $30.18 per share. As of December 31, 2016, approximately 29.0 million shares are available for future issuances under the ESPP.

NOTE L – INCOME TAXES
Income tax expense for the three and nine months ended December 31, 2016 was approximately $84 million and $257 million, respectively, compared with income tax expense for the three and nine months ended December 31, 2015 of approximately $59 million and $222 million, respectively. For the three and nine months ended December 31, 2015, the Company recognized a net discrete tax benefit of approximately $19 million and $16 million, respectively, resulting primarily from the resolution of uncertain tax positions for non-U.S. jurisdictions, refinements of tax positions taken in prior periods and the retroactive reinstatement in December 2015 of the research and development tax credit in the U.S.
The Company’s estimated annual effective tax rate, which excludes the impact of discrete items, for the nine months ended December 31, 2016 and 2015 was 28.9% and 29.0%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal year 2017, which are not considered in the Company’s estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company’s consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarter of fiscal year 2017. The Company is anticipating a fiscal year 2017 effective tax rate between 28% and 29%.

NOTE M – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
For the nine months ended December 31, 2016 and 2015, interest payments were approximately $66 million and $56 million, respectively, and income taxes paid, net from continuing operations were approximately $274 million and $199 million, respectively. For the nine months ended December 31, 2016 and 2015, the excess tax benefits from share-based incentive awards included in financing activities from continuing operations were approximately $4 million and $3 million, respectively.
Non-cash financing activities for the nine months ended December 31, 2016 and 2015 consisted of treasury common shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $44 million (net of approximately $33 million of income taxes withheld) and $42 million (net of approximately $28 million of income taxes withheld), respectively; discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $24 million and $24 million, respectively; and treasury common shares issued in connection with the Company’s ESPP of approximately $5 million and $5 million, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The activity under this notional pooling arrangement for the nine months ended December 31, 2016 and 2015 was as follows:

	Nine Months Ended December 31,
	2016	2015
	(in millions)
Total borrowings outstanding at beginning of period (1)	$139	$138
Borrowings	1,391	3,237
Repayments	(1,365)	(3,230)
Foreign exchange effect	(26)	(6)
Total borrowings outstanding at end of period (1)	$139	$139

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

NOTE N – SEGMENT INFORMATION
The Company’s Mainframe Solutions and Enterprise Solutions segments are comprised of its software business organized by the nature of the Company’s software offerings and the platforms on which the products operate. The Services segment is comprised of product implementation, consulting, customer education and customer training services, including those directly related to the Mainframe Solutions and Enterprise Solutions software that the Company sells to its customers.
Segment expenses do not include amortization of purchased software, amortization of other intangible assets, amortization of internally developed software products, share-based compensation expense, certain foreign exchange derivative hedging gains and losses, approved severance and facility actions by the Board, and other miscellaneous costs. A measure of segment assets is not currently provided to the Company’s Chief Executive Officer and has therefore not been disclosed.
The Company’s segment information for the three and nine months ended December 31, 2016 and 2015 was as follows:

Three Months Ended December 31, 2016	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$546	$389	$72	$1,007
Expenses	215	333	75	623
Segment profit (loss)	$331	$56	$(3)	$384
Segment operating margin	61%	14%	(4)%	38%
Depreciation	$8	$6	$—	$14
Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended December 31, 2016:

(in millions)
Segment profit	$384
Less:
Purchased software amortization	39
Other intangibles amortization	4
Internally developed software products amortization	18
Share-based compensation expense	26
Other gains, net (1)	(11)
Interest expense, net	16
Income from continuing operations before income taxes	$292

(1)	Other gains, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended December 31, 2016	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,647	$1,153	$224	$3,024
Expenses	634	981	223	1,838
Segment profit	$1,013	$172	$1	$1,186
Segment operating margin	62%	15%	—%	39%
Depreciation	$25	$18	$—	$43
Reconciliation of segment profit to income from continuing operations before income taxes for the nine months ended December 31, 2016:

(in millions)
Segment profit	$1,186
Less:
Purchased software amortization	120
Other intangibles amortization	13
Internally developed software products amortization	62
Share-based compensation expense	80
Other gains, net (1)	(9)
Interest expense, net	45
Income from continuing operations before income taxes	$875

(1)	Other gains, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Three Months Ended December 31, 2015	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$554	$398	$82	$1,034
Expenses	218	349	77	644
Segment profit	$336	$49	$5	$390
Segment operating margin	61%	12%	6%	38%
Depreciation	$9	$7	$—	$16
Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended December 31, 2015:

(in millions)
Segment profit	$390
Less:
Purchased software amortization	39
Other intangibles amortization	11
Internally developed software products amortization	26
Share-based compensation expense	25
Other gains, net (1)	(4)
Interest expense, net	15
Income from continuing operations before income taxes	$278

(1)	Other gains, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended December 31, 2015	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,668	$1,104	$244	$3,016
Expenses	641	996	227	1,864
Segment profit	$1,027	$108	$17	$1,152
Segment operating margin	62%	10%	7%	38%
Depreciation	$27	$20	$—	$47
Reconciliation of segment profit to income from continuing operations before income taxes for the nine months ended December 31, 2015:

(in millions)
Segment profit	$1,152
Less:
Purchased software amortization	106
Other intangibles amortization	36
Internally developed software products amortization	86
Share-based compensation expense	70
Other gains, net (1)	(2)
Interest expense, net	36
Income from continuing operations before income taxes	$820

(1)	Other gains, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.
The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(in millions)
United States	$642	$671	$1,936	$1,935
EMEA (1)	223	230	667	679
Other	142	133	421	402
Total revenue	$1,007	$1,034	$3,024	$3,016

(1)	Consists of Europe, the Middle East and Africa.

NOTE O – SUBSEQUENT EVENTS
On January 18, 2017, the Company completed its acquisition of Automic Holding GmbH (Automic), a provider of business automation software that automates IT and business processes. With Automic, the Company will add new cloud-enabled automation and orchestration capabilities across its portfolio and increase its ability to reach into the European market. The Company acquired 100% of the voting equity interest in Automic for approximately 600 million euros, net of cash and cash equivalents acquired (which translated to approximately $643 million at January 18, 2017). The Company funded the acquisition from its available international cash on hand. Certain data necessary to complete the preliminary purchase price allocation is not yet available, including but not limited to, the valuation of assets acquired and liabilities assumed, and review of tax returns that provide the underlying tax basis of Automic’s assets and liabilities. Accordingly, such disclosures related to this business combination could not be made at the time these Condensed Consolidated Financial Statements were issued. The results of operations of Automic will be reported predominately in the Company’s Enterprise Solutions segment and will be included in the consolidated results of operations of the Company from the date of acquisition.

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

A number of important factors could cause actual results or events to differ materially from those indicated by such forward-looking statements, including: the ability to achieve success in the Company’s business strategy by, among other things, ensuring that any new offerings address the needs of a rapidly changing market while not adversely affecting the demand for the Company’s traditional products or the Company’s profitability to an extent greater than anticipated, enabling the Company’s sales force to accelerate growth of sales to new customers and expand sales with existing customers, including sales outside of the Company’s renewal cycle and to a broadening set of purchasers outside of traditional information technology operations (with such growth and expansion at levels sufficient to offset any decline in revenue and/or sales in the Company’s Mainframe Solutions segment and in certain mature product lines in the Company’s Enterprise Solutions segment), effectively managing the strategic shift in the Company’s business model to develop more easily installed software, provide additional Software-as-a-Service (SaaS) offerings and refocus the Company’s professional services and education engagements on those engagements that are connected to new product sales, without affecting the Company’s financial performance to an extent greater than anticipated, and effectively managing the Company’s pricing and other go-to-market strategies, as well as improving the Company’s brand, technology and innovation awareness in the marketplace; the failure to innovate or adapt to technological changes and introduce new software products and services in a timely manner; competition in product and service offerings and pricing; the ability of the Company’s products to remain compatible with ever-changing operating environments, platforms or third party products; global economic factors or political events beyond the Company’s control and other business and legal risks associated with non-U.S. operations; the failure to expand partner programs and sales of the Company’s solutions by the Company’s partners; the ability to retain and attract qualified professionals; general economic conditions and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector; the ability to successfully integrate acquired companies and products into the Company’s existing business; risks associated with sales to government customers; breaches of the Company’s data center, network, as well as the Company’s software products, and the IT environments of the Company’s vendors and customers; the ability to adequately manage, evolve and protect the Company’s information systems, infrastructure and processes; the failure to renew license transactions on a satisfactory basis; fluctuations in foreign exchange rates; discovery of errors or omissions in the Company’s software products or documentation and potential product liability claims; the failure to protect the Company’s intellectual property rights and source code; access to software licensed from third parties; risks associated with the use of software from open source code sources; third-party claims of intellectual property infringement or royalty payments; fluctuations in the number, terms and duration of the Company’s license agreements, as well as the timing of orders from customers and channel partners; events or circumstances that would require the Company to record an impairment charge relating to the Company’s goodwill or capitalized software and other intangible assets balances; potential tax liabilities; changes in market conditions or the Company’s credit ratings; changes in generally accepted accounting principles; the failure to effectively execute the Company’s workforce reductions, workforce rebalancing and facilities consolidations; successful and secure outsourcing of various functions to third parties; and other factors described more fully in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from the forward-looking information described in this Form 10-Q as believed, planned, anticipated, expected, estimated, targeted or similarly identified. The Company does not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s financial statements and the accompanying notes to the financial statements. References in this Form 10-Q to fiscal 2017 and fiscal 2016 are to the Company’s fiscal years ending on March 31, 2017 and 2016, respectively.

OVERVIEW
CA Technologies is a global leader in software solutions enabling customers to plan, develop, manage and secure applications and enterprise environments across distributed, cloud, mobile and mainframe platforms. Most of the Global Fortune 500, as well as many government agencies around the world, rely on CA to help manage their increasingly dynamic and complex environments.
We have a broad portfolio of software solutions that we use to execute our business strategy, including enabling our customers to gain a competitive advantage in the Application Economy. We organize our offerings into Enterprise Solutions, Mainframe Solutions and Services operating segments.
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

•
Security includes a comprehensive set of solutions to address the growing concern across all enterprises and organizations regarding external and internal threats to their environments and the critical data they contain. Our identity-centric security portfolio allows customers to manage identities and regulate access from the device to the data center, providing a complete, end-to-end, multi-channel security solution.

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

EXECUTIVE SUMMARY
A summary of key results for the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 is as follows:
Revenue

•
Total revenue declined $27 million due to decreases in subscription and maintenance revenue, professional services revenue and software fees and other revenue. There was an unfavorable foreign exchange effect of $5 million for the third quarter of fiscal 2017.

•	We currently expect revenue for fiscal 2017 to be consistent compared with fiscal 2016. We currently expect an unfavorable foreign exchange effect of less than one percent on revenue for fiscal 2017.
Bookings

•	Total bookings increased primarily due to an increase in enterprise solutions renewals, partially offset by decreases in mainframe solutions renewals and enterprise solutions new product sales.

•
Renewal bookings increased by a percentage in the mid-single digits primarily due to an increase in enterprise solutions renewals, partially offset by a decrease in mainframe solutions renewals due to the timing of our renewal portfolio.

•
Total new product sales decreased by a percentage in the mid-single digits primarily due to a decrease in enterprise solutions new product sales. Enterprise solutions new product sales decreased by a percentage in the high single digits primarily due to a lower level of new sales associated with our Service Management product and, to a lesser extent, a decrease in new sales of our Privileged Access Management (PAM) product. These decreases were partially offset by higher new sales of our API Management and Continuous Delivery products. Mainframe solutions new product sales were consistent compared with the year-ago period.

•	We expect fiscal 2017 renewals to increase by a percentage in the high teens compared with fiscal 2016.
Expenses

•
Operating expenses decreased primarily due to favorable foreign exchange and a decline in legal settlement expense included within other (gains) expenses, net. In addition, there was a decrease in amortization of other intangible assets and internally developed software products, and a decrease in commission expense as a result of the decline in total new product sales. These decreases in operating expenses were partially offset by an increase in personnel-related costs as a result of severance actions during the third quarter of fiscal 2017.

Income taxes

•	We anticipate a fiscal 2017 effective tax rate between 28% and 29%.
Diluted income per common share from continuing operations

•
Diluted income per common share from continuing operations decreased to $0.50 from $0.52 primarily due to an increase in income tax expense, partially offset by an increase in income from continuing operations before income taxes.

Segment results

•
Mainframe Solutions revenue decreased primarily due to insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin was consistent compared with the year-ago period.

•
Enterprise Solutions revenue decreased primarily due to a decrease in revenue recognized on an upfront basis. Enterprise Solutions operating margin increased primarily due to an overall decrease in operating expenses.

•
Services revenue decreased primarily due to a decline in professional services engagements from prior periods. This decline in professional services engagements is a result of several factors including our products being easier to install and manage, an increase in the use of partners for services engagements and the completion of non-strategic projects during previous periods. Operating margin for Services decreased primarily due to an overall decline in professional services revenue and an increase in personnel-related costs as a result of severance actions during the third quarter of fiscal 2017.

Cash flows from continuing operations

•
Net cash provided by operating activities from continuing operations was $517 million, representing an increase of $185 million. The increase in net cash provided by operating activities was primarily due to an increase in cash collections from billings of $158 million mainly from higher single installment collections of $106 million, a decrease in vendor disbursements and payroll of $17 million and a decrease in other disbursements, net of $14 million.

QUARTERLY UPDATE

•
In October 2016, the Company acquired BlazeMeter Ltd. (BlazeMeter), a privately-held provider of open source-based continuous application performance testing. BlazeMeter will integrate with the Company’s continuous delivery solutions to further improve testing efficiency and accelerate the deployment of applications.

•
In November 2016, the Company announced that the Board appointed Kieran J. McGrath to serve as Executive Vice President and Chief Financial Officer of the Company, effective immediately. Mr. McGrath had most recently served as the Company’s Senior Vice President and interim Chief Financial Officer.

•
In December 2016, the Company announced that it signed a definitive agreement to acquire Automic Holding GmbH (Automic), a provider of business automation software that automates IT and business processes. The Company completed the acquisition of Automic in January 2017.

PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Third Quarter of Fiscal
	2017	2016	Change	Percentage Change
	(dollars in millions)
Total revenue	$1,007	$1,034	$(27)	(3)%
Income from continuing operations	$208	$219	$(11)	(5)%
Net cash provided by operating activities - continuing operations	$517	$332	$185	56%
Total bookings	$1,258	$1,242	$16	1%
Subscription and maintenance bookings	$1,038	$1,013	$25	2%
Weighted average subscription and maintenance license agreement duration in years	3.32	3.76	(0.44)	(12)%

	First Nine Months of Fiscal
	2017	2016	Change	Percentage Change
	(dollars in millions)
Total revenue	$3,024	$3,016	$8	—%
Income from continuing operations	$618	$598	$20	3%
Net cash provided by operating activities - continuing operations	$620	$563	$57	10%
Total bookings	$3,340	$3,287	$53	2%
Subscription and maintenance bookings	$2,742	$2,730	$12	—%
Weighted average subscription and maintenance license agreement duration in years	3.94	4.00	(0.06)	(2)%

	December 31, 2016	March 31, 2016	Change From Fiscal Year End	December 31, 2015	Change From Prior Year Quarter
	(in millions)
Cash and cash equivalents	$2,828	$2,812	$16	$2,353	$475
Total debt (1)	$1,950	$1,953	$(3)	$1,955	$(5)
Total expected future cash collections from committed contracts (2)	$4,992	$4,520	$472	$4,768	$224
Total revenue backlog (2)	$7,005	$6,829	$176	$6,800	$205
Total current revenue backlog (2)	$2,994	$3,113	$(119)	$3,030	$(36)

(1)
Total debt at December 31, 2015 has been adjusted to reflect the adoption of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835). Refer to Note 1, “Significant Accounting Policies,” of our 2016 Form 10-K for additional information.

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

RESULTS OF OPERATIONS
The following tables present revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the third quarter and first nine months of fiscal 2017 and fiscal 2016, and the period-over-period dollar and percentage changes for those line items. These comparisons of past results are not necessarily indicative of future results.

	Third Quarter Comparison Fiscal 2017 Versus Fiscal 2016
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2017	2016	2017 / 2016	2017 / 2016	2017	2016
	(dollars in millions)
Revenue:
Subscription and maintenance	$817	$828	$(11)	(1)%	81%	80%
Professional services	72	82	(10)	(12)	7	8
Software fees and other	118	124	(6)	(5)	12	12
Total revenue	$1,007	$1,034	$(27)	(3)%	100%	100%
Expenses:
Costs of licensing and maintenance	$68	$73	$(5)	(7)%	7%	7%
Cost of professional services	74	75	(1)	(1)	7	7
Amortization of capitalized software costs	57	65	(8)	(12)	6	6
Selling and marketing	270	277	(7)	(3)	27	27
General and administrative	85	90	(5)	(6)	8	9
Product development and enhancements	144	133	11	8	14	13
Depreciation and amortization of other intangible assets	18	27	(9)	(33)	2	3
Other (gains) expenses, net	(17)	1	(18)	NM	(2)	—
Total expenses before interest and income taxes	$699	$741	$(42)	(6)%	69%	72%
Income from continuing operations before interest and income taxes	$308	$293	$15	5%	31%	28%
Interest expense, net	16	15	1	7	2	1
Income from continuing operations before income taxes	$292	$278	$14	5%	29%	27%
Income tax expense	84	59	25	42	8	6
Income from continuing operations	$208	$219	$(11)	(5)%	21%	21%
Note: Amounts may not add to their respective totals due to rounding.

	First Nine Months Comparison Fiscal 2017 Versus Fiscal 2016
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2017	2016	2017 / 2016	2017 / 2016	2017	2016
	(dollars in millions)
Revenue:
Subscription and maintenance	$2,467	$2,496	$(29)	(1)%	82%	83%
Professional services	224	244	(20)	(8)	7	8
Software fees and other	333	276	57	21	11	9
Total revenue	$3,024	$3,016	$8	—%	100%	100%
Expenses:
Costs of licensing and maintenance	$202	$209	$(7)	(3)%	7%	7%
Cost of professional services	222	224	(2)	(1)	7	7
Amortization of capitalized software costs	182	192	(10)	(5)	6	6
Selling and marketing	747	751	(4)	(1)	25	25
General and administrative	257	279	(22)	(8)	8	9
Product development and enhancements	428	420	8	2	14	14
Depreciation and amortization of other intangible assets	56	83	(27)	(33)	2	3
Other expenses, net	10	2	8	400	—	—
Total expenses before interest and income taxes	$2,104	$2,160	$(56)	(3)%	70%	72%
Income from continuing operations before interest and income taxes	$920	$856	$64	7%	30%	28%
Interest expense, net	45	36	9	25	1	1
Income from continuing operations before income taxes	$875	$820	$55	7%	29%	27%
Income tax expense	257	222	35	16	8	7
Income from continuing operations	$618	$598	$20	3%	20%	20%
Note: Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
Total revenue in the third quarter of fiscal 2017 decreased compared with the third quarter of fiscal 2016 due to decreases in subscription and maintenance revenue, professional services revenue and software fees and other revenue as described below. There was an unfavorable foreign exchange effect of $5 million for the third quarter of fiscal 2017.
Total revenue in the first nine months of fiscal 2017 increased compared with the first nine months of fiscal 2016 primarily due to an increase in software fees and other revenue, partially offset by decreases in subscription and maintenance revenue and professional services revenue as described below. There was an unfavorable foreign exchange effect of $13 million for the first nine months of fiscal 2017.
In general, we treat acquired technologies as organic in the quarter of their one year anniversary date. Rally and Xceedium were acquired during the second quarter of fiscal 2016 and, as such, were treated as organic in the second quarter of fiscal 2017. During the first quarter of fiscal 2017, total revenue included revenue of $35 million from our Rally and Xceedium acquisitions.
We currently expect revenue for fiscal 2017 to be consistent compared with fiscal 2016. We currently expect an unfavorable foreign exchange effect of less than one percent on revenue for fiscal 2017.

Subscription and Maintenance
Subscription and maintenance revenue for the third quarter and first nine months of fiscal 2017 decreased compared with the third quarter and first nine months of fiscal 2016, respectively, primarily due to a decrease in Mainframe Solutions revenue (refer to “Performance of Segments” below) as well as Enterprise Solutions revenue recognized on a ratable basis. There was an unfavorable foreign exchange effect of $4 million and $10 million for the third quarter and first nine months of fiscal 2017, respectively.
Professional Services
Professional services revenue primarily includes revenue derived from product implementation, consulting, customer education and customer training services. Professional services revenue for the third quarter and first nine months of fiscal 2017 decreased compared with the third quarter and first nine months of fiscal 2016, respectively, primarily due to a decline in professional services engagements from prior periods. This decline in professional services engagements is a result of several factors including our products being easier to install and manage, an increase in the use of partners for services engagements and the completion of non-strategic projects during previous periods. For the long term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements.
Software Fees and Other
Software fees and other revenue consists of revenue that is recognized on an upfront basis and also includes our SaaS revenue. Upfront revenue includes revenue associated with enterprise solutions products sold on an upfront basis directly by our sales force and through transactions with distributors and volume partners, value-added resellers and exclusive representatives (sometimes referred to as our “indirect” or “channel” revenue). Our SaaS revenue is recognized as the services are provided, generally ratably over the term of the SaaS arrangement, rather than upfront.
Software fees and other revenue for the third quarter of fiscal 2017 decreased compared with the third quarter of fiscal 2016 primarily due to a decrease in sales of our enterprise solutions products recognized on an upfront basis, partially offset by an increase in SaaS revenue mainly from our CA Agile Central products (acquired from Rally).
Software fees and other revenue for the first nine months of fiscal 2017 increased compared with the first nine months of fiscal 2016 primarily due to an increase in SaaS revenue mainly from our CA Agile Central products (acquired from Rally), and, to a lesser extent, an increase in sales of our enterprise solutions products recognized on an upfront basis.
Total Revenue by Geography
The following tables present the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the third quarter and first nine months of fiscal 2017 compared with the third quarter and first nine months of fiscal 2016.

	Third Quarter Comparison Fiscal 2017 Versus Fiscal 2016
	2017	Percentage of Total Revenue	2016	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$642	64%	$671	65%	$(29)	(4)%
International	365	36	363	35	2	1
Total Revenue	$1,007	100%	$1,034	100%	$(27)	(3)%

	First Nine Months Comparison Fiscal 2017 Versus Fiscal 2016
	2017	Percentage of Total Revenue	2016	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$1,936	64%	$1,935	64%	$1	—%
International	1,088	36	1,081	36	7	1
Total Revenue	$3,024	100%	$3,016	100%	$8	—%

Revenue in the United States for the third quarter of fiscal 2017 decreased compared with the third quarter of fiscal 2016 primarily due to a decrease in sales of our enterprise solutions products recognized on an upfront basis and, to a lesser extent, a decrease in professional services revenue. International revenue for the third quarter of fiscal 2017 was generally consistent compared with the third quarter of fiscal 2016. Excluding the unfavorable foreign exchange effect of $5 million for the third quarter of fiscal 2017, international revenue increased primarily due to an increase in SaaS revenue.
Revenue in the United States for the first nine months of fiscal 2017 was generally consistent compared with the first nine months of fiscal 2016 primarily due to an increase in software fees and other revenue, mostly offset by a decrease in professional services revenue. International revenue for the first nine months of fiscal 2017 increased slightly compared with the first nine months of fiscal 2016. Excluding the unfavorable foreign exchange effect of $13 million for the first nine months of fiscal 2017, international revenue increased primarily due to an increase in software fees and other revenue in the Europe, Middle East and Africa region.
Price changes do not have a material effect on revenue in the period they become effective as a result of our ratable subscription model.
Expenses
Operating Expenses
Operating expenses for the third quarter of fiscal 2017 decreased compared with the third quarter of fiscal 2016 primarily due to favorable foreign exchange and a decline in legal settlement expense included within other (gains) expenses, net. In addition, there was a decrease in amortization of other intangible assets and internally developed software products, and a decrease in commission expense as a result of the decline in total new product sales. These decreases in operating expenses were partially offset by an increase in personnel-related costs as a result of severance actions during the third quarter of fiscal 2017.
Operating expenses for the first nine months of fiscal 2017 decreased compared with the first nine months of fiscal 2016 primarily due to a decrease in amortization expense of internally developed software products and other intangible assets, and transaction costs associated with our acquisitions of Rally and Xceedium that occurred during the second quarter of fiscal 2016, partially offset by an increase in amortization of capitalized software costs related to our Rally and Xceedium acquisitions.
In general, we treat acquired technologies as organic in the quarter of their one year anniversary date. Rally and Xceedium were acquired during the second quarter of fiscal 2016 and, as such, were treated as organic in the second quarter of fiscal 2017. During the first quarter of fiscal 2017, total operating expenses included expenses of $40 million from our Rally and Xceedium acquisitions.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, SaaS, hosting, and other manufacturing and distribution costs. Costs of licensing and maintenance for the third quarter and first nine months of fiscal 2017 decreased compared with the third quarter and first nine months of fiscal 2016, respectively, primarily due to a decrease in external royalties and a decrease in personnel-related costs as a result of lower headcount, partially offset by an increase in SaaS and hosting costs.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the third quarter and first nine months of fiscal 2017 were generally consistent compared with the third quarter and first nine months of fiscal 2016, respectively, as a result of lower costs due to a decrease in the number of professional services engagements, offset by an increase in personnel-related costs as a result of severance actions during the third quarter of fiscal 2017.
Operating margin for professional services decreased to negative 3% for the third quarter of fiscal 2017 compared with 9% for the third quarter of fiscal 2016. Operating margin for professional services decreased to 1% for the first nine months of fiscal 2017 compared with 8% for the first nine months of fiscal 2016. The decrease in operating margin for professional services was primarily attributable to an overall decline in professional services revenue and an increase in personnel-related costs as a result of severance actions during the third quarter of fiscal 2017.
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
Amortization of capitalized software costs for the third quarter of fiscal 2017 decreased compared with the third quarter of fiscal 2016 as a result of a decrease in amortization of our internally developed software products.
Amortization of capitalized software costs for the first nine months of fiscal 2017 decreased compared with the first nine months of fiscal 2016 as a result of a decrease in amortization of our internally developed software products, partially offset by an increase in amortization of capitalized software costs related to our Rally and Xceedium acquisitions.
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
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. Selling and marketing expenses for the third quarter of fiscal 2017 decreased compared with the third quarter of fiscal 2016 primarily due to a decrease in commission expense as a result of the decline in total new product sales.
Selling and marketing expenses for the first nine months of fiscal 2017 decreased compared with the first nine months of fiscal 2016 primarily due to a decrease in personnel-related costs and commission expense of $19 million, partially offset by $16 million of costs incurred in the first quarter of fiscal 2017 from our acquisitions of Rally and Xceedium, which were mainly personnel-related.
General and Administrative
General and administrative expenses include the costs of corporate functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. General and administrative expenses for the third quarter of fiscal 2017 decreased compared with the third quarter of fiscal 2016 primarily due to a decrease in personnel-related costs.
General and administrative expenses for the first nine months of fiscal 2017 decreased compared with the first nine months of fiscal 2016 primarily due to $18 million of transaction costs associated with our acquisitions of Rally and Xceedium that occurred during the second quarter of fiscal 2016.
Product Development and Enhancements
For the third quarter of fiscal 2017 and fiscal 2016, product development and enhancements expense represented 14% and 13%, respectively, of total revenue. For the third quarter of fiscal 2017, product development and enhancements expense increased compared with the third quarter of fiscal 2016 primarily due to an increase in personnel-related costs as a result of severance actions during the third quarter of fiscal 2017.
For the first nine months of fiscal 2017 and fiscal 2016, product development and enhancements expense represented 14% of total revenue. For the first nine months of fiscal 2017, product development and enhancements expense increased compared with the first nine months of fiscal 2016 primarily due to an increase in personnel-related costs from our acquisitions of Rally and Xceedium that occurred during the second quarter of fiscal 2016 and, to a lesser extent, severance actions during the third quarter of fiscal 2017. These increases were partially offset by a decrease in personnel-related costs as a result of lower headcount.
Depreciation and Amortization of Other Intangible Assets,
For the third quarter and first nine months of fiscal 2017, depreciation and amortization of other intangible assets expense decreased compared with the third quarter and first nine months of fiscal 2016, respectively, primarily due to a decrease in amortization expense associated with other intangible assets that became fully amortized in recent periods.

Other (Gains) Expenses, Net
The summary of other (gains) expenses, net was as follows:

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016
	(dollars in millions)
Legal settlements	$(4)	$1
Gains from foreign exchange derivative contracts	(9)	(3)
(Gains) losses from foreign exchange rate fluctuations	(3)	4
Other miscellaneous items	(1)	(1)
Total	$(17)	$1

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016
	(dollars in millions)
Legal settlements	$23	$(14)
Gains from foreign exchange derivative contracts	(3)	—
(Gains) losses from foreign exchange rate fluctuations	(6)	16
Other miscellaneous items	(4)	—
Total	$10	$2
During the first nine months of fiscal 2017, other (gains) expenses, net included a $28 million increase in legal settlements, which related to an agreement-in-principle for $45 million to settle the litigation referred to in Note H, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements. We expect full payment for the agreement-in-principle to be made in the fourth quarter of fiscal 2017.
During the third quarter and first nine months of fiscal 2016, other (gains) expenses, net included foreign currency transaction losses of $6 million and $7 million, respectively, relating to the remeasurement of monetary assets and liabilities of our Argentinian subsidiary. These losses arose from the change in the foreign currency rate that was in effect for Argentina during the period. During the first nine months of fiscal 2016, we also recognized a gain from various favorable adjustments associated with our legal accruals and a legal settlement.
Interest Expense, Net
Interest expense, net for the third quarter of fiscal 2017 was generally consistent compared with the third quarter of fiscal 2016.
Interest expense, net for the first nine months of fiscal 2017 increased compared with the first nine months of fiscal 2016 as a result of interest associated with the issuance of our 3.600% Senior Notes due August 2020 during the second quarter of fiscal 2016 and a new term loan agreement entered into during the third quarter of fiscal 2016.
Income Taxes
Income tax expense for the third quarter and first nine months of fiscal 2017 was $84 million and $257 million, respectively, compared with income tax expense for the third quarter and first nine months of fiscal 2016 of $59 million and $222 million, respectively. For the third quarter and first nine months of fiscal 2016, we recognized a net discrete tax benefit of $19 million and $16 million, respectively, resulting primarily from the resolution of uncertain tax positions for non-U.S. jurisdictions, refinements of tax positions taken in prior periods and the retroactive reinstatement in December 2015 of the research and development tax credit in the U.S.
Our estimated annual effective tax rate, which excludes the impact of discrete items, for the first nine months of fiscal 2017 and fiscal 2016 was 28.9% and 29.0%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal 2017, which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarter of fiscal 2017. We are anticipating a fiscal 2017 effective tax rate between 28% and 29%.
Performance of Segments
Our Mainframe Solutions and Enterprise Solutions segments are comprised of our software business organized by the nature of our software offerings and the platforms on which the products operate. Our Services segment is comprised of product implementation, consulting, customer education and customer training services, including those directly related to the Mainframe Solutions and Enterprise Solutions software that we sell to our customers.

Segment expenses do not include amortization of purchased software, amortization of other intangible assets, amortization of internally developed software products, share-based compensation expense, certain foreign exchange derivative hedging gains and losses, approved severance and facility actions by the Board, and other miscellaneous costs.
Segment financial information for the third quarter and first nine months of fiscal 2017 and fiscal 2016 was as follows:

Mainframe Solutions	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016
	(dollars in millions)
Revenue	$546	$554
Expenses	215	218
Segment profit	$331	$336
Segment operating margin	61%	61%

Mainframe Solutions	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016
	(dollars in millions)
Revenue	$1,647	$1,668
Expenses	634	641
Segment profit	$1,013	$1,027
Segment operating margin	62%	62%
Mainframe Solutions revenue for the third quarter and first nine months of fiscal 2017 decreased compared with the third quarter and first nine months of fiscal 2016, respectively, primarily due to insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin for the third quarter and first nine months of fiscal 2017 was consistent compared with the third quarter and first nine months of fiscal 2016, respectively.

Enterprise Solutions	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016
	(dollars in millions)
Revenue	$389	$398
Expenses	333	349
Segment profit	$56	$49
Segment operating margin	14%	12%

Enterprise Solutions	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016
	(dollars in millions)
Revenue	$1,153	$1,104
Expenses	981	996
Segment profit	$172	$108
Segment operating margin	15%	10%
Enterprise Solutions revenue for the third quarter of fiscal 2017 decreased compared with the year-ago period primarily due to a decrease in revenue recognized on an upfront basis. Enterprise Solutions operating margin for the third quarter of fiscal 2017 increased compared with the year-ago period primarily due to an overall decrease in operating expenses.
Enterprise Solutions revenue for the first nine months of fiscal 2017 increased compared with the year-ago period primarily due to an increase in software fees and other revenue. Enterprise Solutions operating margin for the first nine months of fiscal 2017 increased compared with the year-ago period primarily due to an increase in revenue and a decrease in expenses as a result of the transaction costs associated with our acquisitions of Rally and Xceedium that occurred during the second quarter of fiscal 2016.

Services	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016
	(dollars in millions)
Revenue	$72	$82
Expenses	75	77
Segment profit	$(3)	$5
Segment operating margin	(4)%	6%

Services	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016
	(dollars in millions)
Revenue	$224	$244
Expenses	223	227
Segment profit	$1	$17
Segment operating margin	—%	7%
Services revenue for the third quarter and first nine months of fiscal 2017 decreased compared with the third quarter and first nine months of fiscal 2016, respectively, primarily due to a decline in professional services engagements from prior periods. This decline in professional services engagements is a result of several factors including our products being easier to install and manage, an increase in the use of partners for services engagements and the completion of non-strategic projects during previous periods. For the long term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements. Operating margin for Services for the third quarter and first nine months of fiscal 2017 decreased compared with the third quarter and first nine months of fiscal 2016, respectively, primarily due to an overall decline in professional services revenue and an increase in personnel-related costs as a result of severance actions during the third quarter of fiscal 2017.
Refer to Note N, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Bookings
Third Quarter Comparison Fiscal 2017 Versus Fiscal 2016
Total Bookings: For the third quarter of fiscal 2017 and fiscal 2016, total bookings were $1,258 million and $1,242 million, respectively. The increase in total bookings was primarily due to an increase in enterprise solutions renewals, partially offset by decreases in mainframe solutions renewals and enterprise solutions new product sales.
Subscription and Maintenance Bookings: For the third quarter of fiscal 2017 and fiscal 2016, subscription and maintenance bookings were $1,038 million and $1,013 million, respectively. The increase in subscription and maintenance bookings was primarily attributable to an increase in renewals due to the timing of our renewal portfolio.
Renewal Bookings: For the third quarter of fiscal 2017, renewal bookings increased by a percentage in the mid-single digits compared with the third quarter of fiscal 2016 primarily due to an increase in enterprise solutions renewals, partially offset by a decrease in mainframe solutions renewals due to the timing of our renewal portfolio.

•	Renewal Yield: For the third quarter of fiscal 2017, our percentage renewal yield was in the low 90% range.

•
License Agreements over $10 million: During the third quarter of fiscal 2017, we executed a total of 21 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $577 million. During the third quarter of fiscal 2016, we executed a total of 18 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $593 million.

•
Annualized Subscription and Maintenance Bookings and Weighted Average Subscription and Maintenance License Agreement Duration in Years: Annualized subscription and maintenance bookings increased from $269 million in the third quarter of fiscal 2016 to $313 million in the third quarter of fiscal 2017. The weighted average subscription and maintenance license agreement duration in years decreased from 3.76 in the third quarter of fiscal 2016 to 3.32 in the third quarter of fiscal 2017. Although each contract is subject to terms negotiated by the respective parties, we do not expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

Total New Product Sales: Within total bookings, total new product sales decreased by a percentage in the mid-single digits for the third quarter of fiscal 2017 compared with the year-ago period primarily due to a decrease in enterprise solutions new product sales.

•	Within Total New Product Sales:

◦
Mainframe Solutions New Product Sales: For the third quarter of fiscal 2017, mainframe solutions new product sales were consistent compared with the year-ago period. Excluding the unfavorable effect of foreign exchange, Mainframe Solutions new product sales increased by a percentage in the low single digits compared with the year-ago period. Overall, we expect our Mainframe Solutions revenue to decline by a percentage in the low single digits over the medium term, which we believe is in line with the mainframe market.

◦
Enterprise Solutions New Product Sales: For the third quarter of fiscal 2017, enterprise solutions new product sales decreased by a percentage in the high single digits compared with the year-ago period primarily due to a lower level of new sales associated with our Service Management product and, to a lesser extent, a decrease in new sales of our Privileged Access Management (PAM) product. These decreases were partially offset by higher new sales of our API Management and Continuous Delivery products.

Total Bookings by Geography: Total bookings in the third quarter of fiscal 2017 increased in the United States and the Latin America region, partially offset by a decrease in total bookings in the Europe, Middle East and Africa and Asia Pacific Japan regions compared with the year-ago period. The increase in the United States and the Latin America region were primarily related to an increase in renewals due to the timing of our renewal portfolio. The decrease in total bookings in the Europe, Middle East and Africa and Asia Pacific Japan regions was primarily related to a decrease in renewals due to the timing of our renewal portfolio.
New Product Sales by Geography: Total new product sales in the third quarter of fiscal 2017 decreased in all regions except for the Europe, Middle East and Africa region compared with the year-ago period. The decrease in total new product sales was primarily due to uneven sales performance in our Named and Growth accounts within the United States and macro-economic challenges within the Latin America region.
First Nine Months Comparison Fiscal 2017 Versus Fiscal 2016
Total Bookings: For the first nine months of fiscal 2017 and fiscal 2016, total bookings were $3,340 million and $3,287 million, respectively. The increase in total bookings was primarily due to an increase in mainframe solutions renewals, partially offset by a decrease in enterprise solutions renewals.
Total bookings for the first nine months of fiscal 2017 included the replacement and extension of a large system integrator transaction that was scheduled to expire in fiscal 2018 that occurred during the first quarter of fiscal 2017. The large system integrator transaction provided an incremental contract value in excess of $475 million and extended the term of the replaced agreement for an additional five years. Total bookings for the first nine months of fiscal 2016 included a renewal with a large system integrator in excess of $500 million for a term greater than five years that occurred during the second quarter of fiscal 2016.
Subscription and Maintenance Bookings: For the first nine months of fiscal 2017 and fiscal 2016, subscription and maintenance bookings were $2,742 million and $2,730 million, respectively. The increase in subscription and maintenance bookings was primarily attributable to an increase in mainframe solutions renewals, partially offset by a decrease in enterprise solutions renewals.
Renewal Bookings: For the first nine months of fiscal 2017, renewal bookings increased by a percentage in the low single digits compared with the first nine months of fiscal 2016 primarily due to an increase in mainframe solutions renewals, partially offset by a decrease in enterprise solutions renewals. The increase in mainframe solutions renewals was primarily due to the composition of the renewal portfolio being more heavily weighted towards mainframe solutions products in the first nine months of fiscal 2017 and, to a lesser extent, the aforementioned renewal with a large system integrator in excess of $475 million that occurred during the first quarter of fiscal 2017, which included a large amount of mainframe solutions products. The decrease in enterprise solutions renewals was primarily due to the aforementioned renewal with a large system integrator in excess of $500 million that occurred during the second quarter of fiscal 2016 which included a large amount of enterprise solutions products.

•
License Agreements over $10 million: During the first nine months of fiscal 2017, we executed a total of 46 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,696 million. During the first nine months of fiscal 2016, we executed a total of 35 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,694 million.

•
Annualized Subscription and Maintenance Bookings and Weighted Average Subscription and Maintenance License Agreement Duration in Years: Annualized subscription and maintenance bookings increased from $683 million in the first nine months of fiscal 2016 to $696 million in the first nine months of fiscal 2017. The weighted average subscription and maintenance license agreement duration in years decreased from 4.00 in the first nine months of fiscal 2016 to 3.94 in the first nine months of fiscal 2017.

•	Full Year Fiscal 2017 Outlook: We expect fiscal 2017 renewals to increase by a percentage in the high teens compared with fiscal 2016.

Total New Product Sales: Within total bookings, total new product sales decreased by a percentage in the low single digits for the first nine months of fiscal 2017 compared with the year-ago period primarily due to a decrease in enterprise solutions new product sales, partially offset by an increase in mainframe solutions new product sales.

•	Within Total New Product Sales:

◦
Mainframe Solutions New Product Sales: For the first nine months of fiscal 2017, mainframe solutions new product sales (which includes sales of mainframe products and mainframe capacity) increased by a percentage in the high single digits compared with the year-ago period primarily due to an increase in sales of mainframe products, partially offset by a decrease in sales of mainframe capacity.

◦
Enterprise Solutions New Product Sales: For the first nine months of fiscal 2017, enterprise solutions new product sales decreased by a percentage in the mid-single digits compared with the year-ago period, partially offset by an increase in new product sales from Rally and Xceedium in the first quarter of fiscal 2017. Enterprise Solutions new product sales performance was also negatively affected by certain products that are more mature and not growing, but which generate positive segment operating margin and cash flows from operations.

Total Bookings by Geography: Total bookings in the first nine months of fiscal 2017 increased in all international regions, partially offset by a decrease in the United States compared with the year-ago period. The increase in the international regions was primarily due to an increase in renewals. The decrease in total bookings in the United States was primarily due to a decrease in renewals.
New Product Sales by Geography: Total new product sales in the first nine months of fiscal 2017 decreased primarily in the Latin America and Asia Pacific Japan regions, partially offset by increases in the United States and Europe, Middle East and Africa region. The decrease in the Latin America region was primarily due to the continued macro-economic challenges in the region. The increase in the United States was primarily due to new sales included within the aforementioned large system integrator transaction that occurred during the first quarter of fiscal 2017. The increase in the Europe, Middle East and Africa region was primarily due to a higher level of new product sales outside the renewal portfolio and an increase in overall renewals.

LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 79% held in our subsidiaries outside the United States at December 31, 2016. Cash and cash equivalents totaled $2,828 million at December 31, 2016, representing an increase of $16 million from the March 31, 2016 balance of $2,812 million. During the first nine months of fiscal 2017, there was a $151 million unfavorable translation effect from foreign exchange rates on cash held outside the United States in currencies other than the U.S. dollar.
Although 79% of our cash and cash equivalents is held by foreign subsidiaries, we currently neither intend nor expect a need to repatriate these funds to the United States in the foreseeable future. We expect existing domestic cash, cash equivalents, cash flows from operations and borrowings to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding for capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding for capital expenditures, acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter.
On January 18, 2017, we completed our acquisition of Automic Holding GmbH (Automic), a provider of business automation software that automates IT and business processes. We acquired 100% of the voting equity interest in Automic for approximately 600 million euros, net of cash and cash equivalents acquired (which translated to approximately $643 million at January 18, 2017). The Company funded the acquisition from its available international cash on hand. Refer to Note O, “Subsequent Events,” in the Notes to the Condensed Consolidated Financial Statements for additional information.

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
For the third quarter of fiscal 2017, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $231 million compared with $125 million for the third quarter of fiscal 2016. For the first nine months of fiscal 2017, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $313 million compared with $291 million for the first nine months of fiscal 2016.
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

(in millions)	December 31, 2016	March 31, 2016	December 31, 2015
Billings backlog:
Amounts to be billed – current	$1,882	$1,818	$1,880
Amounts to be billed – noncurrent	2,555	2,077	2,270
Total billings backlog	$4,437	$3,895	$4,150

Revenue backlog:
Revenue to be recognized within the next 12 months – current	$2,994	$3,113	$3,030
Revenue to be recognized beyond the next 12 months – noncurrent	4,011	3,716	3,770
Total revenue backlog	$7,005	$6,829	$6,800

Deferred revenue (billed or collected)	$2,568	$2,934	$2,650
Total billings backlog	4,437	3,895	4,150
Total revenue backlog	$7,005	$6,829	$6,800
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

(in millions)	December 31, 2016	March 31, 2016	December 31, 2015
Expected future cash collections:
Total billings backlog	$4,437	$3,895	$4,150
Trade accounts receivable, net	555	625	618
Total expected future cash collections	$4,992	$4,520	$4,768
The increase of 14% in billings backlog at December 31, 2016 compared with March 31, 2016 was primarily due to an increase in bookings during the first nine months of fiscal 2017 largely attributable to the aforementioned large system integrator transaction that occurred during the first quarter of fiscal 2017 that was scheduled to expire in fiscal 2018. Excluding the unfavorable effect of foreign exchange, billings backlog increased 17% at December 31, 2016 compared with March 31, 2016. The increase of 7% in billings backlog at December 31, 2016 compared with December 31, 2015 was primarily a result of an increase in bookings largely attributable to the aforementioned large system integrator transaction that occurred during the first quarter of fiscal 2017. Excluding the unfavorable effect of foreign exchange, billings backlog increased 8% at December 31, 2016 compared with December 31, 2015.
The increase in expected future cash collections at December 31, 2016 compared with March 31, 2016 and December 31, 2015 was primarily driven by the increase in billings backlog, as described above.
The increase of 3% in total revenue backlog at December 31, 2016 compared with March 31, 2016 was primarily a result of the higher level of bookings for the first nine months of fiscal 2017, including the aforementioned large system integrator transaction that occurred during the first quarter of fiscal 2017. Excluding the unfavorable effect of foreign exchange, total revenue backlog increased 5% at December 31, 2016 compared with March 31, 2016. The increase in total revenue backlog of 3% at December 31, 2016 compared with December 31, 2015 was primarily a result of an increase in bookings largely attributable to the aforementioned large system integrator transaction that occurred during the first quarter of fiscal 2017. Excluding the unfavorable effect of foreign exchange, total revenue backlog increased 4% at December 31, 2016 compared with December 31, 2015.
Current revenue backlog, which is our revenue to be recognized within the next 12 months, decreased 4% at December 31, 2016 compared with March 31, 2016. Excluding the unfavorable effect of foreign exchange, current revenue backlog decreased 2% at December 31, 2016 compared with March 31, 2016. Current revenue backlog decreased 1% at December 31, 2016 compared with December 31, 2015. Excluding the unfavorable effect of foreign exchange, current revenue backlog was generally consistent at December 31, 2016 compared with December 31, 2015. Current revenue backlog declines as contracts move closer to their renewal dates. We expect revenue backlog will fluctuate through the year.

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
Net Cash Provided by Operating Activities - Continuing Operations

	Third Quarter of Fiscal		Change
	2017	2016	2017 / 2016
	(in millions)
Cash collections from billings (1)	$1,209	$1,051	$158
Vendor disbursements and payroll (1)	(611)	(628)	17
Income tax payments, net	(72)	(68)	(4)
Other disbursements, net (2)	(9)	(23)	14
Net cash provided by operating activities - continuing operations	$517	$332	$185

(1)	Amounts include value added taxes and sales taxes.

(2)	Amount include payments associated with interest, prior period restructuring plans and miscellaneous receipts and disbursements.

	First Nine Months of Fiscal		Change
	2017	2016	2017 / 2016
	(in millions)
Cash collections from billings (1)	$2,946	$2,884	$62
Vendor disbursements and payroll (1)	(2,004)	(2,069)	65
Income tax payments, net	(274)	(199)	(75)
Other disbursements, net (2)	(48)	(53)	5
Net cash provided by operating activities - continuing operations	$620	$563	$57

(1)	Amounts include value added taxes and sales taxes.

(2)	Amount include payments associated with interest, prior period restructuring plans and miscellaneous receipts and disbursements.
Third Quarter Comparison Fiscal 2017 Versus Fiscal 2016
Operating Activities
Net cash provided by operating activities from continuing operations for the third quarter of fiscal 2017 was $517 million, representing an increase of $185 million compared with the third quarter of fiscal 2016. The increase in net cash provided by operating activities compared with the year-ago period was primarily due to an increase in cash collections from billings of $158 million mainly from higher single installment collections of $106 million, a decrease in vendor disbursements and payroll of $17 million and a decrease in other disbursements, net of $14 million.
Investing Activities
Net cash used in investing activities from continuing operations for the third quarter of fiscal 2017 was $62 million compared with $12 million for the third quarter of fiscal 2016. The increase in net cash used in investing activities was primarily due to an increase in cash paid for acquisitions and purchased software of $46 million compared with the year-ago period.
Financing Activities
Net cash used in financing activities from continuing operations for the third quarter of fiscal 2017 was $93 million compared with $392 million for the third quarter of fiscal 2016. The decrease in net cash used in financing activities was primarily due to a decrease in common shares repurchased of $590 million, which was related to our share repurchase arrangement with Careal Holding AG (Careal) during the third quarter for fiscal 2016, partially offset by a decrease in debt borrowings of $300 million from our October 2015 Term Loan.
First Nine Months Comparison Fiscal 2017 Versus Fiscal 2016
Operating Activities
Net cash provided by operating activities from continuing operations for the first nine months of fiscal 2017 was $620 million, representing an increase of $57 million compared with the first nine months of fiscal 2016. The increase in net cash provided by operating activities compared with the year-ago period was primarily due to a decrease in vendor disbursements and payroll of $65 million and an increase in cash collections from billings of $62 million in part from higher single installment collections of $22 million, partially offset by an increase in income tax payments, net of $75 million.

Investing Activities
Net cash used in investing activities from continuing operations for the first nine months of fiscal 2017 was $79 million compared with $634 million for the first nine months of fiscal 2016. The decrease in net cash used in investing activities was primarily due to a decrease in cash paid for acquisitions and purchased software of $600 million compared with the year-ago period, partially offset by proceeds received of $48 million from the sale of short-term investments during the second quarter of fiscal 2016, which were received from our acquisition of Rally.
Financing Activities
Net cash used in financing activities from continuing operations for the first nine months of fiscal 2017 was $374 million compared with $353 million for the first nine months of fiscal 2016. The increase in net cash used in financing activities was primarily due to lower debt borrowings of $1.1 billion, partially offset by a decrease in common shares repurchased of $605 million, which was primarily due to our share repurchase arrangement with Careal and a decrease in debt repayments of $403 million. In addition, there was a decrease in other financing activities of $23 million, which were due to payments associated with prior year acquisitions, an increase in cash received from exercises of stock options of $21 million and an increase in net borrowings from our notional pooling arrangement of $19 million compared with the year-ago period.
Debt Obligations
At December 31, 2016 and March 31, 2016, our debt obligations consisted of the following:

	December 31, 2016	March 31, 2016
	(in millions)
Revolving credit facility	$—	$—
5.375% Senior Notes due December 2019	750	750
3.600% Senior Notes due August 2020	400	400
2.875% Senior Notes due August 2018	250	250
4.500% Senior Notes due August 2023	250	250
Term Loan due April 2022	300	300
Other indebtedness, primarily capital leases	10	15
Unamortized debt issuance costs	(7)	(8)
Unamortized discount for Senior Notes	(3)	(4)
Total debt outstanding	$1,950	$1,953
Less the current portion	(4)	(6)
Total long-term debt portion	$1,946	$1,947
Other Indebtedness
We have an unsecured and uncommitted multi-currency line of credit available to meet short-term working capital needs for our subsidiaries, and use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts and other items. At December 31, 2016 and March 31, 2016, $51 million and $55 million, respectively, of this line of credit was pledged in support of bank guarantees and other local credit lines. At December 31, 2016 and March 31, 2016, none of these arrangements were drawn down by third parties.

We use a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, we and our participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. The activity under this notional pooling arrangement for the nine months ended December 31, 2016 and 2015 was as follows:

	Nine Months Ended December 31,
	2016	2015
	(in millions)
Total borrowings outstanding at beginning of period (1)	$139	$138
Borrowings	1,391	3,237
Repayments	$(1,365)	$(3,230)
Foreign exchange effect	(26)	(6)
Total borrowings outstanding at end of period (1)	$139	$139

(1)	Included in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheets.
For additional information concerning our debt obligations, refer to our consolidated financial statements and notes thereto included in our 2016 Form 10-K.
Effect of Exchange Rate Changes
There was a $151 million unfavorable translation effect on our cash balances in the first nine months of fiscal 2017 predominantly due to the strengthening of the U.S. dollar against the euro (8%) and the British pound sterling (14%), partially offset by the weakening of the U.S. dollar against the Brazilian real (10%).
There was a $38 million unfavorable translation effect on our cash balances in the first nine months of fiscal 2016 predominantly due to the strengthening of the U.S. dollar against the Brazilian real (19%), the British pound sterling (1%), the Australian dollar (4%), the Norwegian krone (9%), the Indian rupee (6%), the Swiss Franc (3%) and the New Zealand dollar (9%), partially offset by the weakening of the U.S. dollar against the euro (1%) and the Israeli shekel (2%).

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2016 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At December 31, 2016, there was no material change to our critical accounting policies or the methodologies or assumptions we apply under them.
New Accounting Pronouncements
For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, refer to Note A, “Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2016 Form 10-K. Our exposures to market risk have not changed materially subsequent to March 31, 2016.

Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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

Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2016 Form 10-K. We believe that as of December 31, 2016, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the third quarter of fiscal 2017:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
October 1, 2016 - October 31, 2016	—	$—	—	$650,000
November 1, 2016 - November 30, 2016	—	$—	—	$650,000
December 1, 2016 - December 31, 2016	—	$—	—	$650,000
Total	—		—
On November 13, 2015, the Board approved a stock repurchase program that authorized us to acquire up to $750 million of our common stock. We expect to repurchase shares on the open market, through solicited or unsolicited privately negotiated transactions or otherwise from time to time based on market conditions and other factors.
During the first nine months of fiscal 2017, we repurchased 3.1 million shares of our common stock for $100 million. At December 31, 2016, we remained authorized to purchase $650 million of our common stock under our current stock repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement for the Sale and Purchase of all shares in Automic Holding GmbH, dated as of November 30, 2016, between Unicorn Luxembourg II S.à r.l. and CA Europe Sàrl. (Certain schedules referenced in this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the U.S. Securities and Exchange Commission upon request.)	8-K	2.1	12/1/16
3.1	Restated Certificate of Incorporation.	8-K	3.3	3/9/06
3.2	By-Laws of the Company, as amended.	10-K	3.2	5/8/15
10.1*	Employment Letter, dated as of November 4, 2016, between the Company and Kieran J. McGrath.	8-K	10.1	11/7/16
10.2*	Schedules A, B and C (amended effective November 7, 2016) to CA, Inc. Change in Control Severance Policy.	8-K	10.2	11/7/16
12	Statement of Ratios of Earnings to Fixed Charges.				X
15	Accountants’ Acknowledgment Letter.				X
31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
32†	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):				X
	(i) Condensed Consolidated Balance Sheets - December 31, 2016 (Unaudited) and March 31, 2016.
	(ii) Unaudited Condensed Consolidated Statements of Operations - Three and Nine Months Ended December 31, 2016 and 2015.
	(iii) Unaudited Condensed Consolidated Statements of Comprehensive Income - Three and Nine Months Ended December 31, 2016 and 2015.
	(iv) Unaudited Condensed Consolidated Statements of Cash Flows - Nine Months Ended December 31, 2016 and 2015.
	(v) Notes to Condensed Consolidated Financial Statements - December 31, 2016.

*	Management contract or compensatory plan or arrangement.
†	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.

By:	/s/ Michael P. Gregoire
Michael P. Gregoire
Chief Executive Officer

By:	/s/ Kieran J. McGrath
Kieran J. McGrath
Executive Vice President and Chief Financial Officer
Dated: January 25, 2017