Form 10-Q
period 2017-06-30
CA, INC.
filed 2017-08-03
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one:)
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of July 27, 2017
par value $0.10 per share	421,270,100

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of June 30, 2017, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended June 30, 2017 and 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CA, Inc. and subsidiaries as of March 31, 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated May 12, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
New York, New York
August 3, 2017

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	June 30, 2017	March 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,971	$2,771
Trade accounts receivable, net of allowance for doubtful accounts of $12 and $11, respectively	461	764
Other current assets	180	198
Total current assets	$3,612	$3,733
Property and equipment, net of accumulated depreciation of $829 and $841, respectively	$234	$237
Goodwill	6,864	6,857
Capitalized software and other intangible assets, net	1,299	1,307
Deferred income taxes	313	327
Other noncurrent assets, net	154	149
Total assets	$12,476	$12,610
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$18	$18
Accounts payable	62	91
Accrued salaries, wages and commissions	158	256
Accrued expenses and other current liabilities	337	326
Deferred revenue (billed or collected)	2,111	2,222
Taxes payable, other than income taxes payable	31	63
Federal, state and foreign income taxes payable	—	30
Total current liabilities	$2,717	$3,006
Long-term debt, net of current portion	$2,770	$2,773
Federal, state and foreign income taxes payable	133	131
Deferred income taxes	129	119
Deferred revenue (billed or collected)	772	794
Other noncurrent liabilities	86	98
Total liabilities	$6,607	$6,921
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 416,279,810 and 413,409,346 shares outstanding, respectively	59	59
Additional paid-in capital	3,660	3,702
Retained earnings	6,994	6,923
Accumulated other comprehensive loss	(399)	(483)
Treasury stock, at cost, 173,415,271 and 176,285,735 shares, respectively	(4,445)	(4,512)
Total stockholders’ equity	$5,869	$5,689
Total liabilities and stockholders’ equity	$12,476	$12,610
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three Months Ended June 30,
	2017	2016
Revenue:
Subscription and maintenance	$817	$826
Professional services	75	77
Software fees and other	133	96
Total revenue	$1,025	$999
Expenses:
Costs of licensing and maintenance	$71	$68
Cost of professional services	73	75
Amortization of capitalized software costs	70	66
Selling and marketing	246	242
General and administrative	107	88
Product development and enhancements	158	148
Depreciation and amortization of other intangible assets	26	20
Other expenses, net	11	—
Total expenses before interest and income taxes	$762	$707
Income before interest and income taxes	$263	$292
Interest expense, net	25	15
Income before income taxes	$238	$277
Income tax expense	60	79
Net income	$178	$198

Basic income per common share	$0.42	$0.47
Basic weighted average shares used in computation	415	414

Diluted income per common share	$0.42	$0.47
Diluted weighted average shares used in computation	417	415
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	For the Three Months Ended June 30,
	2017	2016
Net income	$178	$198
Other comprehensive income (loss):
Foreign currency translation adjustments	84	(29)
Total other comprehensive income (loss)	$84	$(29)
Comprehensive income	$262	$169
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Three Months Ended June 30,
	2017	2016
Operating activities:
Net income	$178	$198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96	86
Deferred income taxes	5	3
Provision for bad debts	2	1
Share-based compensation expense	32	29
Other non-cash items	1	1
Foreign currency transaction losses (gains)	1	(2)
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	308	193
Decrease in deferred revenue	(172)	(245)
Decrease in taxes payable, net	(56)	(38)
(Decrease) increase in accounts payable, accrued expenses and other	(5)	8
Decrease in accrued salaries, wages and commissions	(102)	(65)
Changes in other operating assets and liabilities, net	10	25
Net cash provided by operating activities	$298	$194
Investing activities:
Acquisitions of businesses, net of cash acquired, and purchased software	$(6)	$(1)
Purchases of property and equipment	(12)	(8)
Net cash used in investing activities	$(18)	$(9)
Financing activities:
Dividends paid	$(107)	$(107)
Purchases of common stock	—	(50)
Notional pooling borrowings	737	190
Notional pooling repayments	(755)	(186)
Debt repayments	(5)	(4)
Debt issuance costs	(3)	—
Exercise of common stock options	1	10
Payments related to tax withholding for share-based compensation	(31)	(30)
Other financing activities	(3)	—
Net cash used in financing activities	$(166)	$(177)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$88	$(44)
Increase (decrease) in cash, cash equivalents and restricted cash	$202	$(36)
Cash, cash equivalents and restricted cash at beginning of period	$2,772	$2,813
Cash, cash equivalents and restricted cash at end of period	$2,974	$2,777
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ACCOUNTING POLICIES
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements (Condensed Consolidated Financial Statements) of CA, Inc. and its subsidiaries (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and therefore should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (2017 Form 10-K). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results.
Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018.
Cash, Cash Equivalents and Restricted Cash: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 59% being held by the Company’s foreign subsidiaries outside the United States at June 30, 2017.
At June 30, 2017 and March 31, 2017, the total amount of restricted cash included in “Other noncurrent assets, net” in the Company’s Condensed Consolidated Balance Sheets was approximately $3 million and $1 million, respectively. Restricted cash was included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown in the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016.
New Accounting Pronouncements:
New Accounting Pronouncements Recently Adopted
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting (Topic 718), which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences and classification on the statements of cash flows. ASU 2016-09 was adopted by the Company when effective in the first quarter of fiscal year 2018. The adoption of ASU 2016-09 resulted in the presentation of cash flows for employee taxes paid by withholding shares of restricted stock as a financing activity within the Condensed Consolidated Statements of Cash Flows, which were previously presented as an operating activity. A retrospective method of adoption was required for this change, which resulted in the reclassification of cash outflows of approximately $30 million from operating activities to financing activities within the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016. Although not material, ASU 2016-09 also required that excess tax benefits on share-based compensation expense be recognized in the Condensed Consolidated Statements of Operations as a component of the provision for income taxes, rather than additional paid-in capital, on a prospective basis. As permitted by ASU 2016-09, although not material, the Company elected to retrospectively reclassify cash flows related to excess tax benefits on share-based compensation expense as an operating activity within the Condensed Consolidated Statements of Cash Flows, which were previously presented as a financing activity. In addition, as permitted by ASU 2016-09, the Company elected to continue to estimate forfeitures expected to occur to determine the amount of share-based compensation expense to be recognized in each period.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15 (ASU 2016-15), Classification of Certain Cash Receipts and Cash Payments (Topic 230), which is intended to reduce diversity in practice on how certain cash receipts and cash payments are classified and presented in the statements of cash flows. In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (ASU 2016-18), Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statements of cash flows. ASU 2016-18 requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. Both ASU 2016-15 and ASU 2016-18 will be effective for the Company’s first quarter of fiscal year 2019 and early adoption is permitted. The Company elected to early adopt both ASU 2016-15 and ASU 2016-18 in the first quarter of fiscal year 2018 using the retrospective transition method of adoption. The adoption of these standards did not have a material effect on the Company’s consolidated financial statements and related disclosures.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, with amendments in 2015, 2016 and 2017, which creates new ASC Topic 606 (Topic 606) that will replace most existing revenue recognition guidance in GAAP when it becomes effective. Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be effective for the Company’s first quarter of fiscal year 2019 and early application for fiscal year 2018 is permitted. Topic 606 may be applied retrospectively to each prior period presented (full retrospective method) or with the cumulative effect recognized as of the date of initial application (modified retrospective method).
Given the scope of work required to implement the recognition and disclosure requirements under the new standard, the Company has established a cross-functional implementation team consisting of representatives across the organization and a third-party service provider. This cross-functional implementation team has developed a project plan, including evaluating customer contracts across the organization, developing policies, processes and tools to report financial results, and implementing and evaluating the Company’s internal controls over financial reporting that will be necessary under the new standard. The Company currently plans to adopt Topic 606 in the first quarter of fiscal year 2019 using the modified retrospective method.
While the Company is continuing to determine the full effect of the new standard, it currently anticipates that this standard will have a material effect on its consolidated financial statements and currently believes the most significant effect relates to the timing of the recognition of its software license revenue. Specifically, under the new standard, the Company currently expects to recognize license revenue for its Mainframe Solutions and Enterprise Solutions products at the point in time the licensed software is transferred to the customer, rather than ratably over the term of the customer contract as required by existing GAAP for most of the Company’s software arrangements. The Company also currently believes that the point in time recognition requirement of the new standard will increase the variability of its revenue period-to-period. The Company does not currently expect Topic 606 to have a significant effect on the timing of revenue recognition for its maintenance, Software-as-a-Service and professional services contracts. In addition, the Company does not currently expect Topic 606 to have a significant effect on its customer billings and cash collections from customer billings. The Company is currently evaluating the effect on cash tax payments. Under Topic 606, more judgment and estimates will be required within the revenue recognition process than are required under existing GAAP, including estimates of the standalone selling price for each performance obligation identified within the Company’s contracts. The Company is also currently evaluating the effect of the requirement to capitalize a portion of its sales commissions and other incremental costs to acquire contracts upon adoption, which are currently expensed as incurred.
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
In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (ASU 2016-16), Intra-Equity Transfers of Assets Other Than Inventory (Topic 740), which is intended to eliminate diversity in practice and provide a more accurate depiction of the tax consequences on intercompany asset transfers (excluding inventory). ASU 2016-16 requires entities to immediately recognize the tax consequences on intercompany asset transfers (excluding inventory) at the transaction date, rather than deferring the tax consequences under current GAAP. ASU 2016-16 will be effective for the Company’s first quarter of fiscal year 2019 and requires a modified retrospective method of adoption. Early adoption is permitted, but only in the first quarter of an entity’s fiscal year. The Company does not currently expect the adoption of ASU 2016-16 to have a material effect on its consolidated financial statements and related disclosures.

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

NOTE B – ACQUISITIONS
In the fourth quarter of fiscal year 2017, the Company acquired Automic Holding GmbH (Automic) and Veracode, Inc. (Veracode). The results of operations of Automic and Veracode are reported predominantly in the Company’s Enterprise Solutions segment. The purchase price allocation for Automic and Veracode is provided within the table below.

(dollars in millions)	Automic	Veracode	Estimated Useful Life
Finite-lived intangible assets (1)	$174	$99	2-12 years
Purchased software	273	240	1-8 years
Goodwill	312	411	Indefinite
Deferred tax liabilities, net	(115)	(108)	—
Other assets net of other liabilities assumed (2)	31	(24)	—
Purchase price	$675	$618

(1)	Includes customer relationships and trade names.

(2)	Includes approximately $34 million and $16 million of cash acquired from Automic and Veracode, respectively.
The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded to goodwill. The preliminary allocation of the purchase price to goodwill was predominantly due to synergies the Company expects to achieve through integration of the acquired technology with the Company’s existing product portfolio and the intangible assets that are not separable, such as assembled workforce and going concern. The goodwill relating to the Company’s acquisitions of Automic and Veracode is not expected to be deductible for tax purposes and is allocated to the Enterprise Solutions segment. For both Automic and Veracode, the allocation of purchase price to acquired identifiable assets, including intangible assets, is preliminary because the Company has not yet completed its analysis of their historical tax records. Thus, the measurements of fair value set forth above for both Automic and Veracode are subject to change. The Company expects to finalize the valuations as soon as practical, but not later than one year from the acquisition dates.
The Condensed Consolidated Statement of Operations for the three months ended June 30, 2017 included total revenue of approximately $59 million and net loss of approximately $19 million from Automic and Veracode.
The unaudited pro forma combined financial information in the table below summarizes the results of operations for the Company, Automic and Veracode as though the companies were combined as of the beginning of fiscal year 2017. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2017, nor does it attempt to represent the results of future operations of the combined entities under the ownership and operation of the Company. The pro forma results of operations also do not include any cost savings or other synergies that may result from these acquisitions or any estimated costs that have been or will be incurred by the Company to integrate the acquired assets.
The pro forma results below were based on estimates and assumptions, which the Company believes are reasonable. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from these acquisitions, including the amortization charges from acquired intangible assets and other purchase accounting adjustments, employee retention costs and the related tax effects as though the Company, Automic and Veracode were combined as of the beginning of fiscal year 2017.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2016
(in millions, except per share amounts)	unaudited
Total revenue	$1,048
Net income	$162
Basic income per common share	$0.39
Diluted income per common share	$0.39
The pro forma effects of the Company’s other fiscal year 2017 acquisitions on the Company’s revenues and results of operations during the three months ended June 30, 2016 were immaterial.
The Company had approximately $10 million and $12 million of accrued acquisition-related costs at June 30, 2017 and March 31, 2017, respectively, related to purchase price amounts withheld subject to indemnification protections.

NOTE C – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at June 30, 2017 were as follows:

	At June 30, 2017
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$6,552	$4,916	$1,636	$725	$911
Internally developed software products	1,467	1,287	180	145	35
Other intangible assets	1,212	822	390	37	353
Total capitalized software and other intangible assets	$9,231	$7,025	$2,206	$907	$1,299
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2017 were as follows:

	At March 31, 2017
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$6,496	$4,914	$1,582	$667	$915
Internally developed software products	1,467	1,029	438	391	47
Other intangible assets	1,193	812	381	36	345
Total capitalized software and other intangible assets	$9,156	$6,755	$2,401	$1,094	$1,307

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the capitalized software and other intangible assets recorded through June 30, 2017, the projected annual amortization expense for fiscal year 2018 and the next four fiscal years is expected to be as follows:

	Year Ended March 31,
	2018	2019	2020	2021	2022
	(in millions)
Purchased software products	$233	$181	$158	$114	$105
Internally developed software products	37	9	1	—	—
Other intangible assets	41	39	36	36	35
Total	$311	$229	$195	$150	$140
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
Goodwill activity by segment for the three months ended June 30, 2017 was as follows:

(in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Balance at March 31, 2017	$4,178	$2,598	$81	$6,857
Acquisitions (1)	—	(15)	—	(15)
Foreign currency translation adjustment	—	22	—	22
Balance at June 30, 2017	$4,178	$2,605	$81	$6,864

(1)	Acquisitions amount relates to purchase price allocation adjustments that occurred during the three months ended June 30, 2017.

NOTE D – DEFERRED REVENUE
The current and noncurrent components of “Deferred revenue (billed or collected)” at June 30, 2017 and March 31, 2017 were as follows:

	June 30, 2017	March 31, 2017
	(in millions)
Current:
Subscription and maintenance	$1,831	$1,948
Professional services	139	135
Software fees and other	141	139
Total deferred revenue (billed or collected) – current	$2,111	$2,222
Noncurrent:
Subscription and maintenance	$746	$769
Professional services	20	19
Software fees and other	6	6
Total deferred revenue (billed or collected) – noncurrent	$772	$794
Total deferred revenue (billed or collected)	$2,883	$3,016

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – DERIVATIVES
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
Foreign Currency Contracts: The Company enters into foreign currency option and forward contracts to manage balance sheet and forecasted transaction foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges for accounting purposes. The Company’s foreign currency derivative trading strategy is to economically hedge a majority of its material exposures due to forecasted and actual intercompany cash flows, such as royalties and development costs. The Company also economically hedges its material receivable, payable and cash balances held in non-functional currencies. The Company’s foreign currency contracts are generally short-term in duration. Principal currencies hedged include the euro, the British pound sterling, the Australian dollar, the Brazilian real, the Japanese yen, the Canadian dollar, the Israeli shekel, the Indian rupee and the Czech koruna. Changes in fair value from these contracts are recorded as “Other expenses, net” in the Company’s Condensed Consolidated Statements of Operations.
At June 30, 2017, foreign currency contracts outstanding consisted of purchase and sale contracts with a total gross notional value of approximately $1,090 million and durations of less than nine months. The net fair value of these contracts at June 30, 2017 was a net asset of approximately $1 million, of which approximately $13 million is included in “Other current assets” and approximately $12 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
At March 31, 2017, foreign currency contracts outstanding consisted of purchase and sale contracts with a total gross notional value of approximately $336 million and durations of less than three months. The net fair value of these contracts at March 31, 2017 was a net asset of approximately $1 million, of which approximately $2 million is included in “Other current assets” and approximately $1 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
A summary of the effect of the foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,
(in millions)	2017	2016
Other expenses, net – foreign currency contracts	$4	$3
The Company is subject to collateral security arrangements with most of its major counterparties. The Company posted no collateral at June 30, 2017 or March 31, 2017. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at June 30, 2017 and March 31, 2017:

	At June 30, 2017			At March 31, 2017
	Fair Value Measurement Using Input Types		Estimated Fair Value	Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds (1)	$1,378	$—	$1,378	$1,077	$—	$1,077
Foreign exchange derivatives (2)	—	13	13	—	2	2
Total assets	$1,378	$13	$1,391	$1,077	$2	$1,079
Liabilities:
Foreign exchange derivatives (2)	$—	$12	$12	$—	$1	$1
Total liabilities	$—	$12	$12	$—	$1	$1

(1)	The Company’s investments in money market funds are classified as “Cash and cash equivalents” in its Condensed Consolidated Balance Sheets.

(2)	Refer to Note E, “Derivatives” for additional information.
At June 30, 2017 and March 31, 2017, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.
The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that were not measured at fair value on a recurring basis at June 30, 2017 and March 31, 2017:

	At June 30, 2017		At March 31, 2017
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$2,788	$2,857	$2,791	$2,903
Facility exit reserves (2)	$10	$10	$11	$12

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facility exit reserves is determined using the Company’s incremental borrowing rate at June 30, 2017 and March 31, 2017. At June 30, 2017 and March 31, 2017, the facility exit reserves included carrying values of approximately $3 million and $3 million, respectively, in “Accrued expenses and other current liabilities” and approximately $7 million and $8 million, respectively, in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets (Level 3).

NOTE G – COMMITMENTS AND CONTINGENCIES
The Company, various subsidiaries, and certain current and former officers have been or, from time to time, may be named as defendants in various lawsuits and claims arising in the normal course of business. The Company may also become involved in contract issues and disputes with customers, including government customers.
Based on the Company’s experience, management believes that the damages amounts claimed in a case are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of cases. The Company believes that it has meritorious defenses in connection with its current lawsuits and any material claims and disputes, and intends to vigorously contest each of them.

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

NOTE H – STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheets at June 30, 2017 and March 31, 2017 were approximately $399 million and $483 million, respectively.
Cash Dividends: The Board declared the following dividends during the three months ended June 30, 2017 and 2016:
Three Months Ended June 30, 2017:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 9, 2017	$0.255	May 25, 2017	$107	June 13, 2017
Three Months Ended June 30, 2016:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 4, 2016	$0.255	May 26, 2016	$107	June 14, 2016

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – INCOME PER COMMON SHARE
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
The following table presents basic and diluted income per common share information for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
	(in millions, except per share amounts)
Basic income per common share:
Net income	$178	$198
Less: Net income allocable to participating securities	(2)	(2)
Net income allocable to common shares	$176	$196
Weighted average common shares outstanding	415	414
Basic income per common share	$0.42	$0.47

Diluted income per common share:
Net income	$178	$198
Less: Net income allocable to participating securities	(2)	(2)
Net income allocable to common shares	$176	$196
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	415	414
Weighted average effect of share-based payment awards	2	1
Denominator in calculation of diluted income per share	417	415
Diluted income per common share	$0.42	$0.47
For the three months ended June 30, 2017 and 2016, respectively, approximately 2 million and 2 million shares of Company common stock underlying restricted stock awards (RSAs) and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average RSAs of approximately 5 million and 5 million shares for the three months ended June 30, 2017 and 2016, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,
	2017	2016
	(in millions)
Costs of licensing and maintenance	$2	$2
Cost of professional services	1	1
Selling and marketing	10	10
General and administrative	12	11
Product development and enhancements	7	5
Share-based compensation expense before tax	$32	$29
Income tax benefit	(11)	(10)
Net share-based compensation expense	$21	$19
There were no capitalized share-based compensation costs for the three months ended June 30, 2017 and 2016.
The following table summarizes the unrecognized share-based compensation costs at June 30, 2017:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$7	2.2
Restricted stock units (RSUs)	29	2.2
Restricted stock awards (RSAs)	107	2.2
Performance share units	50	2.7
Total unrecognized share-based compensation costs	$193	2.3
For the three months ended June 30, 2017 and 2016, the Company issued stock options for approximately 1.0 million shares and 1.0 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

	Three Months Ended June 30,
	2017	2016
Weighted average fair value	$4.72	$4.40
Dividend yield	3.17%	3.58%
Expected volatility factor (1)	21%	23%
Risk-free interest rate (2)	2.1%	1.5%
Expected life (in years) (3)	6.0	6.0

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes all of the RSAs and RSUs granted, including grants made pursuant to the Company’s long-term incentive plans, during the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
	(shares in millions)
RSAs:
Shares	2.9	2.9
Weighted average grant date fair value (1)	$31.69	$31.53
RSUs:
Shares	1.1	1.0
Weighted average grant date fair value (2)	$30.35	$30.10

(1)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.

(2)
The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

Employee Stock Purchase Plan: For the six-month offer period ended June 30, 2017, the Company issued approximately 0.1 million shares under the Employee Stock Purchase Plan (ESPP) at $32.75 per share. As of June 30, 2017, approximately 28.9 million shares were available for future issuances under the ESPP.

NOTE K – INCOME TAXES
Income tax expense for the three months ended June 30, 2017 and 2016 was approximately $60 million and $79 million, respectively. For the three months ended June 30, 2017, the Company recorded a net discrete tax benefit of approximately $8 million resulting primarily from reductions in uncertain tax positions related to effectively settled tax audits.
The Company’s estimated annual effective tax rate, which excludes the impact of discrete items, for the three months ended June 30, 2017 and 2016 was 28.6% and 29.2%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal year 2018, which are not considered in the Company’s estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company’s consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal year 2018. The Company is currently anticipating a fiscal year 2018 effective tax rate between 28% and 29%.

NOTE L – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
For the three months ended June 30, 2017 and 2016, interest payments were approximately $24 million and $23 million, respectively, and income taxes paid, net were approximately $47 million and $62 million, respectively.
Non-cash financing activities for the three months ended June 30, 2017 and 2016 consisted of treasury common shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $45 million (net of approximately $34 million of income taxes withheld) and $42 million (net of approximately $31 million of income taxes withheld), respectively; discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $23 million and $24 million, respectively; and treasury common shares issued in connection with the Company’s ESPP of approximately $2 million and $2 million, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The activity under this notional pooling arrangement for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	2016
	(in millions)
Total borrowings outstanding at beginning of period (1)	$137	$139
Borrowings	737	190
Repayments	(755)	(186)
Foreign exchange effect	20	(5)
Total borrowings outstanding at end of period (1)	$139	$138

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

NOTE M – SEGMENT INFORMATION
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
Segment expenses do not include amortization of purchased software, amortization of other intangible assets, amortization of internally developed software products, share-based compensation expense, certain foreign exchange derivative hedging gains and losses, severance and facility actions approved by the Board, and other miscellaneous costs. A measure of segment assets is not currently provided to the Company’s Chief Executive Officer and has therefore not been disclosed.
The Company’s segment information for the three months ended June 30, 2017 and 2016 was as follows:

Three Months Ended June 30, 2017	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$536	$414	$75	$1,025
Expenses	187	381	74	642
Segment profit	$349	$33	$1	$383
Segment operating margin	65%	8%	1%	37%
Depreciation	$9	$7	$—	$16
Reconciliation of segment profit to income before income taxes for the three months ended June 30, 2017:

(in millions)
Segment profit	$383
Less:
Purchased software amortization	58
Other intangibles amortization	10
Internally developed software products amortization	12
Share-based compensation expense	32
Other expenses, net (1)	8
Interest expense, net	25
Income before income taxes	$238

(1)	Other expenses, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2016	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$551	$371	$77	$999
Expenses	208	324	75	607
Segment profit	$343	$47	$2	$392
Segment operating margin	62%	13%	3%	39%
Depreciation	$9	$6	$—	$15
Reconciliation of segment profit to income before income taxes for the three months ended June 30, 2016:

(in millions)
Segment profit	$392
Less:
Purchased software amortization	43
Other intangibles amortization	5
Internally developed software products amortization	23
Share-based compensation expense	29
Interest expense, net	15
Income before income taxes	$277
The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

	Three Months Ended June 30,
	2017	2016
	(in millions)
United States	$657	$637
EMEA (1)	229	225
Other	139	137
Total revenue	$1,025	$999

(1)	Consists of Europe, the Middle East and Africa.

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

A number of important factors could cause actual results or events to differ materially from those indicated by such forward-looking statements, including: the ability to achieve success in the Company’s business strategy by, among other things, ensuring that any new offerings address the needs of a rapidly changing market while not adversely affecting the demand for the Company’s traditional products or the Company’s profitability to an extent greater than anticipated, enabling the Company’s sales force to accelerate growth of sales to new customers and expand sales with existing customers, including sales outside of the Company’s renewal cycle and to a broadening set of purchasers outside of traditional information technology operations (with such growth and expansion at levels sufficient to offset any decline in revenue and/or sales in the Company’s Mainframe Solutions segment and in certain mature product lines in the Company’s Enterprise Solutions segment), effectively managing the strategic shift in the Company’s business model to develop more easily installed software, provide additional Software-as-a-Service (SaaS) offerings and refocus the Company’s professional services and education engagements on those engagements that are connected to new product sales, without affecting the Company’s financial performance to an extent greater than anticipated, and effectively managing the Company’s pricing and other go-to-market strategies, as well as improving the Company’s brand, technology and innovation awareness in the marketplace; the failure to innovate or adapt to technological changes and introduce new software products and services in a timely manner; competition in product and service offerings and pricing; the ability of the Company’s products to remain compatible with ever-changing operating environments, platforms or third party products; global economic factors or political events beyond the Company’s control and other business and legal risks associated with global operations; the failure to expand partner programs and sales of the Company’s solutions by the Company’s partners; the ability to retain and attract qualified professionals; general economic conditions and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector; the ability to successfully integrate acquired companies and products into the Company’s existing business; risks associated with sales to government customers; breaches of the Company’s data center, network and software products, and the IT environments of the Company’s business partners and customers; the ability to adequately manage, evolve and protect the Company’s information systems, infrastructure and processes; the failure to renew license agreement transactions on a satisfactory basis; fluctuations in foreign exchange rates; changes in generally accepted accounting principles; discovery of errors or omissions in the Company’s software products or documentation and potential product liability claims; the failure to protect the Company’s intellectual property rights and source code; access to software licensed from third parties; risks associated with the use of software from open source code sources; third-party claims of intellectual property infringement and/or royalty payments; fluctuations in the number, terms and duration of the Company’s license agreements, as well as the timing of orders from customers and partners; potential tax liabilities; changes in market conditions or the Company’s credit ratings; events or circumstances that would require the Company to record an impairment charge relating to the Company’s goodwill or capitalized software and other intangible assets balances; successful and secure outsourcing of various functions to third parties; and other factors described more fully in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should the Company’s assumptions prove incorrect, actual results may vary materially from the forward-looking information described in this Form 10-Q as believed, planned, anticipated, expected, estimated, targeted or similarly identified. The Company does not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s financial statements and the accompanying notes to the financial statements. References in this Form 10-Q to fiscal 2018 and fiscal 2017 are to the Company’s fiscal years ending on March 31, 2018 and 2017, respectively.

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

•
DevOps is adjacent to Agile Management and is comprised of a range of solutions that allow customers to efficiently deliver and manage applications and IT infrastructure. With our portfolio of solutions, customers can reduce the delivery time of new applications, increase the frequency of new releases and dramatically improve quality.

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

•
Operations Intelligence and Automation solutions help customers adopt machine learning and bring more intelligence and automation to their mainframe operations. With machine learning, operations teams can proactively prevent problems, fix issues faster and get more done with fewer resources. We provide a unified view of the IBM z Systems performance across the infrastructure stack, including applications, middleware, networks, systems, storage and data.

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

EXECUTIVE SUMMARY
A summary of key results for the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 is as follows:
Revenue

•
Total revenue increased $26 million due to an increase in software fees and other revenue, partially offset by decreases in subscription and maintenance revenue and professional services revenue. For the first quarter of fiscal 2018, total revenue included $59 million from our fourth quarter fiscal 2017 acquisitions of Automic Holding GmbH (Automic) and Veracode, Inc. (Veracode). There was an unfavorable foreign exchange effect of $10 million for the first quarter of fiscal 2018.

•	We currently expect revenue for fiscal 2018 to increase by approximately four percent compared with fiscal 2017.
Bookings

•
Total bookings decreased due to a decline in renewal bookings, which included a large system integrator transaction that occurred in the first quarter of fiscal 2017 with an incremental contract value in excess of $475 million.

•
Renewal bookings decreased by a percentage in the high-50s primarily due to the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017. To a lesser extent, the decrease in renewal bookings was also due to a lower level of renewals, which was attributable to the timing of our renewal portfolio.

•	Total new product sales decreased by a percentage in the mid-20s due to the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017.

•
Mainframe Solutions new product sales decreased by a percentage in the mid-50s primarily due to a lower level of renewals, which included the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017. The lower level of renewals is primarily attributable to the timing of our renewal portfolio since renewals typically provide an increased opportunity to generate new product sales.

•
Enterprise Solutions new product sales decreased by a percentage in the low single digits. Excluding the aforementioned large system integrator transaction, Enterprise Solutions new product sales increased by a percentage in the high-20s primarily as a result of our fourth quarter fiscal 2017 acquisitions of Automic and Veracode. Excluding the aforementioned large system integrator transaction and Enterprise Solutions new product sales from our acquisitions of Automic and Veracode, Enterprise Solutions new product sales increased by a percentage in the low single digits.

•
We expect fiscal 2018 renewal bookings to decrease by a percentage in the high teens compared with fiscal 2017 primarily due to the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017.

Expenses

•
Operating expenses increased primarily due to $78 million of costs associated with our Automic and Veracode acquisitions, which were mainly personnel-related, partially offset by a decrease of non-acquisition-related costs, which included personnel-related, commission and promotion costs.

Income taxes

•	We anticipate a fiscal 2018 effective tax rate between 28% and 29%.
Diluted income per common share

•	Diluted income per common share decreased to $0.42 from $0.47 primarily due to an increase in operating costs associated with our Automic and Veracode acquisitions.
Segment results

•
Mainframe Solutions revenue decreased primarily due to insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin increased primarily due to a reduction in personnel-related expenses in the first quarter of fiscal 2018.

•
Enterprise Solutions revenue increased due to our fourth quarter fiscal 2017 acquisitions of Automic and Veracode. Enterprise Solutions operating margin decreased primarily due to operating losses associated with our Automic and Veracode acquisitions, which were mainly personnel-related.

•
Services revenue decreased slightly primarily due to a decline in professional services engagements, partially offset by an increase in professional services revenue associated with our fourth quarter fiscal 2017 acquisitions of Automic and Veracode. The decline in professional services engagements was a result of several factors including our products being easier to install and manage, and an increase in customers’ use of partners for services engagements. Operating margin for Services decreased primarily due to a decline in our professional services revenue.

Net cash provided by operating activities

•
Net cash provided by operating activities was $298 million, representing an increase of $104 million. The increase in net cash provided by operating activities was primarily due to an increase in cash collections from billings of $209 million, mainly from higher single installment collections of $171 million, and lower cash tax payments of $15 million, partially offset by an increase in vendor disbursements and payroll of $119 million.

PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	First Quarter of Fiscal
	2018	2017	Change	Percentage Change
	(dollars in millions)
Total revenue	$1,025	$999	$26	3%
Net income	$178	$198	$(20)	(10)%
Net cash provided by operating activities (1)	$298	$194	$104	54%
Total bookings	$703	$1,353	$(650)	(48)%
Subscription and maintenance bookings	$475	$1,173	$(698)	(60)%
Weighted average subscription and maintenance license agreement duration in years	3.17	4.93	(1.76)	(36)%

(1)
Net cash provided by operating activities for the first quarter of fiscal 2017 was adjusted to reflect the adoption of Accounting Standards Update No. 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting (Topic 718). Refer to Note A, “Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements for further details.

	June 30, 2017	March 31, 2017	Change From Fiscal Year End	June 30, 2016	Change From Prior Year Quarter
	(in millions)
Cash and cash equivalents	$2,971	$2,771	$200	$2,776	$195
Total debt	$2,788	$2,791	$(3)	$1,950	$838
Total expected future cash collections from committed contracts (1)	$4,873	$5,304	$(431)	$4,900	$(27)
Total revenue backlog (1)	$7,295	$7,556	$(261)	$7,151	$144
Total current revenue backlog (1)	$3,206	$3,240	$(34)	$3,031	$175

(1)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts and revenue backlog.
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
Subscription and Maintenance Bookings: Subscription and maintenance bookings is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription and maintenance agreements entered into during a reporting period. These amounts include the sale of products either directly by us or through distributors and volume partners, value-added resellers and exclusive representatives to end-users and may include the right for the customer to receive unspecified future software products and/or additional products, services or other fees for which we have not established VSOE for all undelivered elements. These amounts are recognized ratably as subscription and maintenance revenue over the applicable term of the agreements. Subscription and maintenance bookings excludes the value associated with perpetual licenses for which revenue is recognized on an upfront basis, SaaS offerings and professional services arrangements.
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
Total Revenue Backlog: Total revenue backlog represents the aggregate amount we expect to recognize as revenue in the future as either subscription and maintenance revenue, professional services revenue or software fees and other revenue associated with contractually committed amounts billed or to be billed as of the balance sheet date. Total revenue backlog is composed of amounts recognized as liabilities in our Condensed Consolidated Balance Sheets as deferred revenue (billed or collected) as well as unearned amounts yet to be billed under subscription and maintenance and software fees and other agreements. Classification of amounts as current or noncurrent depends on when such amounts are expected to be earned and, therefore, recognized as revenue. Amounts that are expected to be earned and, therefore, recognized as revenue in 12 months or less are classified as current, while amounts expected to be earned in greater than 12 months are classified as noncurrent. The portion of the total revenue backlog that relates to subscription and maintenance agreements is recognized as revenue evenly on a monthly basis over the duration of the underlying agreements and is reported as subscription and maintenance revenue in our Condensed Consolidated Statements of Operations. Generally, we believe that an increase or decrease in the current portion of revenue backlog on a year-over-year basis is a favorable or unfavorable indicator of future subscription and maintenance revenue performance, respectively, due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably. The value of backlog can fluctuate based upon the timing of contract expirations.
“Deferred revenue (billed or collected)” is composed of: (i) amounts received from customers in advance of revenue recognition and (ii) amounts billed but not collected for which revenue has not yet been earned.

RESULTS OF OPERATIONS
The following table presents revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the first quarter of fiscal 2018 and fiscal 2017, and the period-over-period dollar and percentage changes for those line items. These comparisons of past results are not necessarily indicative of future results.

	First Quarter Comparison Fiscal 2018 Versus Fiscal 2017
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2018	2017	2018 / 2017	2018 / 2017	2018	2017
	(dollars in millions)
Revenue:
Subscription and maintenance	$817	$826	$(9)	(1)%	80%	83%
Professional services	75	77	(2)	(3)	7	8
Software fees and other	133	96	37	39	13	9
Total revenue	$1,025	$999	$26	3%	100%	100%
Expenses:
Costs of licensing and maintenance	$71	$68	$3	4%	7%	7%
Cost of professional services	73	75	(2)	(3)	7	8
Amortization of capitalized software costs	70	66	4	6	7	7
Selling and marketing	246	242	4	2	24	24
General and administrative	107	88	19	22	10	9
Product development and enhancements	158	148	10	7	15	15
Depreciation and amortization of other intangible assets	26	20	6	30	3	2
Other expenses, net	11	—	11	NM	1	—
Total expenses before interest and income taxes	$762	$707	$55	8%	74%	71%
Income before interest and income taxes	$263	$292	$(29)	(10)%	26%	29%
Interest expense, net	25	15	10	67	2	2
Income before income taxes	$238	$277	$(39)	(14)%	23%	28%
Income tax expense	60	79	(19)	(24)	6	8
Net income	$178	$198	$(20)	(10)%	17%	20%
Note: Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
Total revenue in the first quarter of fiscal 2018 increased compared with the first quarter of fiscal 2017 due to an increase in software fees and other revenue, partially offset by decreases in subscription and maintenance revenue and professional services revenue as described below. There was an unfavorable foreign exchange effect of $10 million for the first quarter of fiscal 2018.
In general, we treat acquired technologies as organic in the quarter of their one year anniversary date. Automic was acquired during the fourth quarter of fiscal 2017 and, as such, will be treated as organic in the fourth quarter of fiscal 2018. Since Veracode was acquired on the last day of fiscal 2017, it will be treated as organic in the first quarter of fiscal 2019. During the first quarter of fiscal 2018, total revenue included $59 million from our Automic and Veracode acquisitions, primarily included in software fees and other revenue.
We currently expect revenue for fiscal 2018 to increase by approximately four percent compared with fiscal 2017.
Subscription and Maintenance
Subscription and maintenance revenue for the first quarter of fiscal 2018 decreased compared with the first quarter of fiscal 2017 primarily due to a decrease in Mainframe Solutions revenue (refer to “Performance of Segments” below). There was an unfavorable foreign exchange effect of $8 million for the first quarter of fiscal 2018.

Professional Services
Professional services revenue primarily includes revenue derived from product implementation, consulting, customer education and customer training services. Professional services revenue for the first quarter of fiscal 2018 decreased slightly compared with the first quarter of fiscal 2017 primarily due to a decline in professional services engagements, partially offset by a $7 million increase in professional services revenue associated with our fourth quarter fiscal 2017 acquisitions of Automic and Veracode. The decline in professional services engagements was a result of several factors including our products being easier to install and manage, and an increase in customers’ use of partners for services engagements. For the long term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements.
Software Fees and Other
Software fees and other revenue consists of revenue that is recognized on an upfront basis and also includes our SaaS revenue. Upfront revenue includes revenue associated with enterprise solutions products sold on an upfront basis directly by our sales force and through transactions with distributors and volume partners, value-added resellers and exclusive representatives. Our SaaS revenue is recognized as the services are provided, generally ratably over the term of the SaaS arrangement, rather than upfront.
Software fees and other revenue for the first quarter of fiscal 2018 increased compared with the first quarter of fiscal 2017 due to our fourth quarter fiscal 2017 acquisitions of Automic and Veracode of $36 million.
Total Revenue by Geography
The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017.

	First Quarter Comparison Fiscal 2018 Versus Fiscal 2017
	2018	Percentage of Total Revenue	2017	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$657	64%	$637	64%	$20	3%
International	368	36	362	36	6	2
Total Revenue	$1,025	100%	$999	100%	$26	3%
Revenue in the United States for the first quarter of fiscal 2018 increased compared with the first quarter of fiscal 2017 due to our acquisitions of Automic and Veracode. International revenue for the first quarter of fiscal 2018 increased compared with the first quarter of fiscal 2017. Excluding the unfavorable foreign exchange effect of $10 million for the first quarter of fiscal 2018, international revenue increased due to our acquisitions of Automic and Veracode.
Expenses
Operating Expenses
Operating expenses for the first quarter of fiscal 2018 increased compared with the first quarter of fiscal 2017 primarily due to $78 million of costs associated with our Automic and Veracode acquisitions, which were mainly personnel-related, partially offset by a decrease of non-acquisition-related costs, which included personnel-related, commission and promotion costs.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, SaaS, and other manufacturing and distribution costs. Costs of licensing and maintenance for the first quarter of fiscal 2018 increased compared with the first quarter of fiscal 2017 primarily due to an increase in personnel-related costs from our fourth quarter fiscal 2017 acquisitions of Automic and Veracode.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the first quarter of fiscal 2018 decreased compared with the first quarter of fiscal 2017 as a result of lower costs due to a decrease in the number of professional services engagements, partially offset by an increase in personnel-related costs from our fourth quarter fiscal 2017 acquisitions of Automic and Veracode.
Operating margin for professional services for the first quarter of fiscal 2018 was consistent with the first quarter of fiscal 2017. Operating margin for professional services does not include certain additional direct costs that are included within the Services segment (refer to “Performance of Segments” below). Expenses for the Services segment consist of cost of professional services and other direct costs included within selling and marketing and general and administrative expenses.

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
Amortization of capitalized software costs for the first quarter of fiscal 2018 increased compared with the first quarter of fiscal 2017 due to an increase in amortization of purchased software products from our recent acquisitions of Automic and Veracode, partially offset by a decrease in amortization of our internally developed software products. With our adoption of the Agile development methodology in fiscal 2014, capitalization has commenced much later in the development life cycle, which has resulted in us not capitalizing a significant amount of internally developed software costs and a decline in amortization expense of internally developed software products.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, partners, corporate and business marketing and customer training programs. Selling and marketing expenses for the first quarter of fiscal 2018 increased compared with the first quarter of fiscal 2017 primarily due to $29 million of costs associated with our Automic and Veracode acquisitions, which were mainly personnel-related. This increase was mostly offset by a decrease of $24 million from non-acquisition-related costs, which included personnel-related, commission and promotion costs.
General and Administrative
General and administrative expenses include the costs of corporate functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. General and administrative expenses for the first quarter of fiscal 2018 increased compared with the first quarter of fiscal 2017 primarily due to $17 million of costs associated with our Automic and Veracode acquisitions, which were mainly personnel-related.
Product Development and Enhancements
For the first quarter of fiscal 2018 and fiscal 2017, product development and enhancements expense represented 15% and 15%, respectively, of total revenue. For the first quarter of fiscal 2018, product development and enhancements expense increased compared with the first quarter of fiscal 2017 primarily due to $16 million of costs associated with our Automic and Veracode acquisitions, which were mainly personnel-related, partially offset by a decrease in non-acquisition personnel-related costs as a result of severance costs incurred in the first quarter of fiscal 2017.
Depreciation and Amortization of Other Intangible Assets,
For the first quarter of fiscal 2018, depreciation and amortization of other intangible assets expense increased compared with the first quarter of fiscal 2017 primarily due to an increase in amortization expense associated with other intangible assets acquired from our fourth quarter fiscal 2017 acquisitions of Automic and Veracode.
Other Expenses, Net
The summary of other expenses, net was as follows:

	First Quarter Fiscal 2018	First Quarter Fiscal 2017
	(dollars in millions)
Legal settlements	$2	$—
Losses from foreign exchange derivative contracts	4	3
Losses (gains) from foreign exchange rate fluctuations	5	(3)
Total	$11	$—
Interest Expense, Net
Interest expense, net for the first quarter of fiscal 2018 increased compared with the first quarter of fiscal 2017 as a result of interest associated with our 3.600% Senior Notes due August 2022 and our 4.700% Senior Notes due March 2027 both issued during the fourth quarter of fiscal 2017.
Income Taxes
Income tax expense for the first quarter of fiscal 2018 was $60 million compared with $79 million for the first quarter of fiscal 2017. For the first quarter of fiscal 2018, we recorded a net discrete tax benefit of $8 million resulting primarily from reductions in uncertain tax positions related to effectively settled tax audits.

Our estimated annual effective tax rate, which excludes the impact of discrete items, for the first quarter of fiscal 2018 and fiscal 2017 was 28.6% and 29.2%, respectively. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal 2018, which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal 2018. We are anticipating a fiscal 2018 effective tax rate between 28% and 29%.
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
Segment expenses do not include amortization of purchased software, amortization of other intangible assets, amortization of internally developed software products, share-based compensation expense, certain foreign exchange derivative hedging gains and losses, severance and facility actions approved by the Board, and other miscellaneous costs.
Segment financial information for the first quarter of fiscal 2018 and fiscal 2017 was as follows:

Mainframe Solutions	First Quarter Fiscal 2018	First Quarter Fiscal 2017
	(dollars in millions)
Revenue	$536	$551
Expenses	187	208
Segment profit	$349	$343
Segment operating margin	65%	62%
Mainframe Solutions revenue for the first quarter of fiscal 2018 decreased compared with the first quarter of fiscal 2017 primarily due to insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin for the first quarter of fiscal 2018 increased compared with the first quarter of fiscal 2017 primarily due to a reduction in personnel-related expenses in the first quarter of fiscal 2018.

Enterprise Solutions	First Quarter Fiscal 2018	First Quarter Fiscal 2017
	(dollars in millions)
Revenue	$414	$371
Expenses	381	324
Segment profit	$33	$47
Segment operating margin	8%	13%
Enterprise Solutions revenue for the first quarter of fiscal 2018 increased compared with the first quarter of fiscal 2017 due to $52 million of revenue from our fourth quarter fiscal 2017 acquisitions of Automic and Veracode. Enterprise Solutions operating margin for the first quarter of fiscal 2018 decreased compared with the first quarter of fiscal 2017 primarily due to operating losses associated with our Automic and Veracode acquisitions, which were mainly personnel-related.

Services	First Quarter Fiscal 2018	First Quarter Fiscal 2017
	(dollars in millions)
Revenue	$75	$77
Expenses	74	75
Segment profit	$1	$2
Segment operating margin	1%	3%

Services revenue for the first quarter of fiscal 2018 decreased slightly compared with the first quarter of fiscal 2017 primarily due to a decline in professional services engagements, partially offset by a $7 million increase in professional services revenue associated with our fourth quarter fiscal 2017 acquisitions of Automic and Veracode. The decline in professional services engagements was a result of several factors including our products being easier to install and manage, and an increase in customers’ use of partners for services engagements. For the long term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements. Operating margin for Services for the first quarter of fiscal 2018 decreased compared with the first quarter of fiscal 2017 primarily due to a decline in our professional services revenue.
Refer to Note M, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Bookings
First Quarter Comparison Fiscal 2018 Versus Fiscal 2017
Total Bookings: For the first quarter of fiscal 2018 and fiscal 2017, total bookings were $703 million and $1,353 million, respectively. The decrease in total bookings was attributable to a decline in renewal bookings in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017, which included a large system integrator transaction that occurred in the first quarter of fiscal 2017 with an incremental contract value in excess of $475 million.
Subscription and Maintenance Bookings: For the first quarter of fiscal 2018 and fiscal 2017, subscription and maintenance bookings were $475 million and $1,173 million, respectively. The decrease in subscription and maintenance bookings was attributable to a decline in renewal bookings in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017, which included the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017.
Renewal Bookings: For the first quarter of fiscal 2018, renewal bookings decreased by a percentage in the high-50s compared with the first quarter of fiscal 2017 primarily due to the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017. To a lesser extent, the decrease in renewal bookings in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 was also due to a lower level of renewals, which was attributable to the timing of our renewal portfolio.

•	Renewal Yield: For the first quarter of fiscal 2018, our percentage renewal yield was in the mid-90% range.

•
License Agreements over $10 million: During the first quarter of fiscal 2018, we executed a total of 9 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $176 million. During the first quarter of fiscal 2017, we executed a total of 14 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $910 million. As described above, the decrease in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 was attributable to a decline in renewal bookings, which included the aforementioned large system integrator transaction.

•
Annualized Subscription and Maintenance Bookings and Weighted Average Subscription and Maintenance License Agreement Duration in Years: Annualized subscription and maintenance bookings decreased from $238 million in the first quarter of fiscal 2017 to $150 million in the first quarter of fiscal 2018. The weighted average subscription and maintenance license agreement duration in years decreased from 4.93 in the first quarter of fiscal 2017 to 3.17 in the first quarter of fiscal 2018. These decreases were primarily due to the aforementioned large system integrator transaction. Although each contract is subject to terms negotiated by the respective parties, we do not expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

•
Full Year Fiscal 2018 Outlook: We expect fiscal 2018 renewal bookings to decrease by a percentage in the high teens compared with fiscal 2017 primarily due to the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017.

Total New Product Sales: Within total bookings, total new product sales decreased by a percentage in the mid-20s for the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 due to the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017.

•	Within Total New Product Sales:

◦
Mainframe Solutions New Product Sales: For the first quarter of fiscal 2018, Mainframe Solutions new product sales decreased by a percentage in the mid-50s compared with the first quarter of fiscal 2017 primarily due to a lower level of renewals, which included the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017. The lower level of renewals is primarily attributable to the timing of our renewal portfolio since renewals typically provide an increased opportunity to generate new product sales. Overall, we expect our Mainframe Solutions revenue to decline by a percentage in the low single digits over the medium term, which we believe is in line with the mainframe market.

◦
Enterprise Solutions New Product Sales: For the first quarter of fiscal 2018, Enterprise Solutions new product sales decreased by a percentage in the low single digits compared with the first quarter of fiscal 2017. Excluding the aforementioned large system integrator transaction, Enterprise Solutions new product sales increased by a percentage in the high-20s primarily as a result of our fourth quarter fiscal 2017 acquisitions of Automic and Veracode. Excluding the aforementioned large system integrator transaction and Enterprise Solutions new product sales from our acquisitions of Automic and Veracode, Enterprise Solutions new product sales increased by a percentage in the low single digits.

Total Bookings by Geography: Total bookings in the first quarter of fiscal 2018 decreased in all regions compared with the first quarter of fiscal 2017 primarily due to a decrease in renewals. The decrease in the United States was primarily due to the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017.
New Product Sales by Geography: Total new product sales in the first quarter of fiscal 2018 decreased in the United States and the Latin America region compared with the first quarter of fiscal 2017 primarily due to the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017. Total new product sales in the first quarter of fiscal 2018 increased in the Europe, Middle East and Africa region compared with the first quarter of fiscal 2017 primarily due to our fourth quarter fiscal 2017 acquisition of Automic.

LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 59% held in our subsidiaries outside the United States at June 30, 2017. Cash and cash equivalents totaled $2,971 million at June 30, 2017, representing an increase of $200 million from the March 31, 2017 balance of $2,771 million. During the first quarter of fiscal 2018, there was an $88 million favorable translation effect from foreign exchange rates on cash held outside the United States in currencies other than the U.S. dollar.
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
For the first quarter of fiscal 2018, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $194 million, of which $97 million was billed in the fourth quarter of fiscal 2017. For the first quarter of fiscal 2017, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $23 million, of which $12 million was billed in the fourth quarter of fiscal 2016.

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
Amounts due from customers from our subscription licenses are offset by deferred revenue related to these license agreements, leaving no or minimal net carrying value on our Condensed Consolidated Balance Sheets for those amounts. The fair value of these amounts may exceed or be less than this carrying value, but cannot be practically assessed, since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value may not be known until these amounts are sold, securitized or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, to the extent amounts are not yet due and payable by the customer, the agreements are considered executory in nature due to our ongoing commitment to provide maintenance and unspecified future software products as part of the agreement terms.
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

(in millions)	June 30, 2017	March 31, 2017	June 30, 2016
Billings backlog:
Amounts to be billed – current	$1,882	$1,941	$1,805
Amounts to be billed – noncurrent	2,530	2,599	2,665
Total billings backlog	$4,412	$4,540	$4,470

Revenue backlog:
Revenue to be recognized within the next 12 months – current	$3,206	$3,240	$3,031
Revenue to be recognized beyond the next 12 months – noncurrent	4,089	4,316	4,120
Total revenue backlog	$7,295	$7,556	$7,151

Deferred revenue (billed or collected)	$2,883	$3,016	$2,681
Total billings backlog	4,412	4,540	4,470
Total revenue backlog	$7,295	$7,556	$7,151
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

(in millions)	June 30, 2017	March 31, 2017	June 30, 2016
Expected future cash collections:
Total billings backlog	$4,412	$4,540	$4,470
Trade accounts receivable, net	461	764	430
Total expected future cash collections	$4,873	$5,304	$4,900
The decrease in billings backlog at June 30, 2017 compared with March 31, 2017 and June 30, 2016 was primarily due to a lower level of bookings and higher single installment collections during the first quarter of fiscal 2018. There was a decrease of 3% and 1% in billings backlog at June 30, 2017 compared with March 31, 2017 and June 30, 2016, respectively. Excluding the favorable effect of foreign exchange, billings backlog decreased 4% at June 30, 2017 compared with March 31, 2017.
The decrease in expected future cash collections at June 30, 2017 compared with March 31, 2017 was primarily driven by the decrease in billings backlog, as described above, as well as a decrease in trade accounts receivable, net due to a decrease in billings. Expected future cash collections at June 30, 2017 was generally consistent compared with June 30, 2016.

The 3% decrease in total revenue backlog at June 30, 2017 compared with March 31, 2017 was primarily due to a lower level of bookings during the first quarter of fiscal 2018. Excluding the favorable effect of foreign exchange, total revenue backlog decreased 5% at June 30, 2017 compared with March 31, 2017. The 2% increase in total revenue backlog at June 30, 2017 compared with June 30, 2016 was primarily due to our fourth quarter fiscal 2017 acquisitions of Automic and Veracode.
Current revenue backlog, which is our revenue to be recognized within the next 12 months, decreased 1% at June 30, 2017 compared with March 31, 2017. Excluding the favorable effect of foreign exchange, current revenue backlog decreased 2% at June 30, 2017 compared with March 31, 2017. Current revenue backlog increased 6% at June 30, 2017 compared with June 30, 2016.
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
Net Cash Provided by Operating Activities

	First Quarter of Fiscal		Change
	2018	2017	2018 / 2017
	(in millions)
Cash collections from billings (1)	$1,211	$1,002	$209
Vendor disbursements and payroll (1)	(847)	(728)	(119)
Income tax payments, net	(47)	(62)	15
Other disbursements, net (2)	(19)	(18)	(1)
Net cash provided by operating activities (3)	$298	$194	$104

(1)	Amounts include value added taxes and sales taxes.

(2)	Amounts include payments associated with interest, prior period restructuring plans and miscellaneous receipts and disbursements.

(3)
Net cash provided by operating activities for the first quarter of fiscal 2017 was adjusted to reflect the adoption of ASU 2016-09. Refer to Note A, “Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements for further details.

First Quarter Comparison Fiscal 2018 Versus Fiscal 2017
Operating Activities
Net cash provided by operating activities for the first quarter of fiscal 2018 was $298 million, representing an increase of $104 million compared with the first quarter of fiscal 2017. The increase in net cash provided by operating activities was primarily due to an increase in cash collections from billings of $209 million, mainly from higher single installment collections of $171 million, and lower cash tax payments of $15 million, partially offset by an increase in vendor disbursements and payroll of $119 million compared with the year-ago period.
Investing Activities
Net cash used in investing activities for the first quarter of fiscal 2018 was $18 million compared with $9 million for the first quarter of fiscal 2017. The increase in net cash used in investing activities was due to an increase in cash paid for acquisitions and purchased software of $5 million and an increase in purchases of property and equipment of $4 million compared with the year-ago period.
Financing Activities
Net cash used in financing activities for the first quarter of fiscal 2018 was $166 million compared with $177 million for the first quarter of fiscal 2017. The decrease in net cash used in financing activities was primarily due to a decrease in common stock repurchases of $50 million, partially offset by an increase in net debt repayments from our notional pooling arrangement of $22 million and a decrease in the exercise of common stock options of $9 million compared with the year-ago period.

Debt Obligations
At June 30, 2017 and March 31, 2017, our debt obligations consisted of the following:

	June 30, 2017	March 31, 2017
	(in millions)
Revolving credit facility	$—	$—
2.875% Senior Notes due August 2018	250	250
5.375% Senior Notes due December 2019	750	750
3.600% Senior Notes due August 2020	400	400
3.600% Senior Notes due August 2022	500	500
4.500% Senior Notes due August 2023	250	250
4.700% Senior Notes due March 2027	350	350
Term Loan due April 2022	296	300
Other indebtedness, primarily capital leases	7	8
Unamortized debt issuance costs	(12)	(14)
Unamortized discount for Senior Notes	(3)	(3)
Total debt outstanding	$2,788	$2,791
Less the current portion	(18)	(18)
Total long-term debt portion	$2,770	$2,773
Revolving Credit Facility
In June 2017, we amended our revolving credit facility to extend the termination date from June 2019 to June 2022. Our revolving credit facility provides a maximum committed amount available of $1 billion. The facility also provides us with an option to increase the available credit by an amount up to $500 million. This option is subject to certain conditions and the agreement of the facility lenders. At June 30, 2017 and March 31, 2017, there were no outstanding borrowings under our revolving credit facility.
Other Indebtedness
We had $114 million of unsecured and uncommitted multi-currency lines of credit at June 30, 2017 and March 31, 2017 available to meet short-term working capital needs for our subsidiaries, and use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts and other items. At June 30, 2017 and March 31, 2017, $50 million and $51 million, respectively, of these lines of credit were pledged in support of bank guarantees and other local credit lines. At June 30, 2017 and March 31, 2017, none of these arrangements were drawn down by third parties.
We use a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, we and our participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. The activity under this notional pooling arrangement for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	2016
	(in millions)
Total borrowings outstanding at beginning of period (1)	$137	$139
Borrowings	737	190
Repayments	$(755)	$(186)
Foreign exchange effect	20	(5)
Total borrowings outstanding at end of period (1)	$139	$138

(1)	Included in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheets.
For additional information concerning our debt obligations, refer to our consolidated financial statements and notes thereto included in our 2017 Form 10-K.

Effect of Exchange Rate Changes
There was an $88 million favorable translation effect on our cash balances in the first quarter of fiscal 2018 predominantly due to the weakening of the U.S. dollar against the euro (7%), the British pound sterling (4%), and the Israeli shekel (4%), partially offset by the strengthening of the U.S. dollar against the Brazilian real (6%).
There was a $44 million unfavorable translation effect on our cash balances in the first quarter of fiscal 2017 predominantly due to the strengthening of the U.S. dollar against the euro (2%), the British pound sterling (7%), and the Israeli shekel (2%), partially offset by the weakening of the U.S. dollar against the Brazilian real (12%).

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2017 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At June 30, 2017, there was no material change to our critical accounting policies or the methodologies or assumptions we apply under them since March 31, 2017.
New Accounting Pronouncements
For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, refer to Note A, “Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2017 Form 10-K. Our exposures to market risk have not changed materially subsequent to March 31, 2017.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Refer to Note G, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.

Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2017 Form 10-K. We believe that as of June 30, 2017, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the first quarter of fiscal 2018:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
April 1, 2017 - April 30, 2017	—	$—	—	$650,000
May 1, 2017 - May 31, 2017	—	$—	—	$650,000
June 1, 2017 - June 30, 2017	—	$—	—	$650,000
Total	—		—
In November 2015, the Board approved a stock repurchase program that authorized us to acquire up to $750 million of our common stock. We currently expect to repurchase shares on the open market, through solicited or unsolicited privately negotiated transactions or otherwise, from time to time based on market conditions and other factors.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation.	8-K	3.3	3/9/06
3.2	By-Laws of the Company, as amended.	10-K	3.2	5/8/15
10.1	Amended and Restated Credit Agreement dated June 27, 2017.	8-K	10.1	6/28/17
12	Statement of Ratios of Earnings to Fixed Charges.				X
15	Accountants’ Acknowledgment Letter.				X
31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):				X
(i) Condensed Consolidated Balance Sheets - June 30, 2017 (Unaudited) and March 31, 2017.
(ii) Unaudited Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2017 and 2016.
(iii) Unaudited Condensed Consolidated Statements of Comprehensive Income - Three Months Ended June 30, 2017 and 2016.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30, 2017 and 2016.
(v) Notes to Condensed Consolidated Financial Statements - June 30, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.

By:	/s/ Michael P. Gregoire
Michael P. Gregoire
Chief Executive Officer

By:	/s/ Kieran J. McGrath
Kieran J. McGrath
Executive Vice President and Chief Financial Officer
Dated: August 3, 2017