Form 10-Q
period 2017-12-31
CA, INC.
filed 2018-01-31
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of January 24, 2018
par value $0.10 per share	416,924,204

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of December 31, 2017, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended December 31, 2017 and 2016, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2017 and 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
January 31, 2018

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31, 2017	March 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,971	$2,771
Trade accounts receivable, net of allowance for doubtful accounts of $11 and $11, respectively	719	764
Other current assets	136	198
Total current assets	$3,826	$3,733
Property and equipment, net of accumulated depreciation of $860 and $841, respectively	230	237
Goodwill	6,799	6,857
Capitalized software and other intangible assets, net	1,176	1,307
Deferred income taxes	346	327
Other noncurrent assets, net	156	149
Total assets	$12,533	$12,610
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$269	$18
Accounts payable	69	91
Accrued salaries, wages and commissions	219	256
Accrued expenses and other current liabilities	350	326
Deferred revenue (billed or collected)	2,095	2,222
Taxes payable, other than income taxes payable	79	63
Federal, state and foreign income taxes payable	9	30
Total current liabilities	$3,090	$3,006
Long-term debt, net of current portion	2,518	2,773
Federal, state and foreign income taxes payable	335	131
Deferred income taxes	118	119
Deferred revenue (billed or collected)	655	794
Other noncurrent liabilities	94	98
Total liabilities	$6,810	$6,921
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 412,196,271 and 413,409,346 shares outstanding, respectively	59	59
Additional paid-in capital	3,715	3,702
Retained earnings	6,871	6,923
Accumulated other comprehensive loss	(342)	(483)
Treasury stock, at cost, 177,498,810 and 176,285,735 shares, respectively	(4,580)	(4,512)
Total stockholders’ equity	$5,723	$5,689
Total liabilities and stockholders’ equity	$12,533	$12,610
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016
Revenue:
Subscription and maintenance	$843	$817	$2,486	$2,467
Professional services	80	72	230	224
Software fees and other	170	118	436	333
Total revenue	$1,093	$1,007	$3,152	$3,024
Expenses:
Costs of licensing and maintenance	$79	$68	$223	$202
Cost of professional services	76	74	223	222
Amortization of capitalized software costs	68	57	205	182
Selling and marketing	288	270	778	747
General and administrative	95	85	299	257
Product development and enhancements	157	144	476	428
Depreciation and amortization of other intangible assets	26	18	79	56
Other (gains) expenses, net	(3)	(17)	17	10
Total expenses before interest and income taxes	$786	$699	$2,300	$2,104
Income before interest and income taxes	$307	$308	$852	$920
Interest expense, net	25	16	74	45
Income before income taxes	$282	$292	$778	$875
Income tax expense	375	84	509	257
Net (loss) income	$(93)	$208	$269	$618

Basic (loss) income per common share	$(0.23)	$0.50	$0.64	$1.48
Basic weighted average shares used in computation	413	413	414	414

Diluted (loss) income per common share	$(0.23)	$0.50	$0.64	$1.47
Diluted weighted average shares used in computation	413	414	415	415
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016
Net (loss) income	$(93)	$208	$269	$618
Other comprehensive income (loss):
Foreign currency translation adjustments	9	(83)	141	(102)
Total other comprehensive income (loss)	$9	$(83)	$141	$(102)
Comprehensive (loss) income	$(84)	$125	$410	$516
See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Nine Months Ended December 31,
	2017	2016
Operating activities:
Net income	$269	$618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	284	238
Deferred income taxes	41	(20)
Provision for bad debts	1	3
Share-based compensation expense	89	80
Other non-cash items	3	4
Foreign currency transaction losses (gains)	3	(5)
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	58	57
Decrease in deferred revenue	(334)	(332)
Increase (decrease) in taxes payable, net	220	(21)
Increase in accounts payable, accrued expenses and other	20	13
Decrease in accrued salaries, wages and commissions	(44)	(12)
Changes in other operating assets and liabilities, net	40	35
Net cash provided by operating activities	$650	$658
Investing activities:
Acquisitions of businesses, net of cash acquired, and purchased software	$(15)	$(48)
Purchases of property and equipment	(34)	(30)
Other investing activities	(2)	(1)
Net cash used in investing activities	$(51)	$(79)
Financing activities:
Dividends paid	$(321)	$(321)
Purchases of common stock	(143)	(100)
Notional pooling borrowings	1,581	1,391
Notional pooling repayments	(1,612)	(1,365)
Debt repayments	(14)	(5)
Debt issuance costs	(3)	—
Exercise of common stock options	5	22
Payments related to tax withholding for share-based compensation	(35)	(34)
Other financing activities	(3)	—
Net cash used in financing activities	$(545)	$(412)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	148	(151)
Increase in cash, cash equivalents and restricted cash	$202	$16
Cash, cash equivalents and restricted cash at beginning of period	2,772	2,813
Cash, cash equivalents and restricted cash at end of period	$2,974	$2,829
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
Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018.
Cash, Cash Equivalents and Restricted Cash: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 66% being held by the Company’s foreign subsidiaries outside the United States at December 31, 2017.
At December 31, 2017 and March 31, 2017, the total amount of restricted cash included in “Other noncurrent assets, net” in the Company’s Condensed Consolidated Balance Sheets was approximately $3 million and $1 million, respectively. Restricted cash was included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown in the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and 2016.
New Accounting Pronouncements:
New Accounting Pronouncements Recently Adopted
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting (Topic 718), which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences and classification on the statements of cash flows. ASU 2016-09 was adopted by the Company when effective in the first quarter of fiscal year 2018. The adoption of ASU 2016-09 resulted in the presentation of cash flows for employee taxes paid by withholding shares of restricted stock as a financing activity within the Condensed Consolidated Statements of Cash Flows, which were previously presented as an operating activity. A retrospective method of adoption was required for this change, which resulted in the reclassification of cash outflows of approximately $34 million from operating activities to financing activities within the Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2016. Although not material, ASU 2016-09 also requires that excess tax benefits on share-based compensation expense be recognized in the Condensed Consolidated Statements of Operations as a component of the provision for income taxes, rather than additional paid-in capital, on a prospective basis. As permitted by ASU 2016-09, although not material, the Company elected to retrospectively reclassify cash flows related to excess tax benefits on share-based compensation expense as an operating activity within the Condensed Consolidated Statements of Cash Flows, which were previously presented as a financing activity. In addition, as permitted by ASU 2016-09, the Company elected to continue to estimate forfeitures expected to occur to determine the amount of share-based compensation expense to be recognized in each period.
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
The Company has established a cross-functional implementation team consisting of representatives across the organization and a third-party service provider to develop a project plan, including the evaluation of customer contracts across the organization, the development of policies, processes and tools to report financial results, the consideration of new performance measurements, and the implementation and evaluation of the Company’s internal controls over financial reporting that will be necessary under the new standard. The Company currently plans to adopt Topic 606 in the first quarter of fiscal year 2019 using the modified retrospective method.
While the Company is continuing to determine the full effect of the new standard, it currently anticipates that this standard will have a material effect on its consolidated financial statements and related disclosures, and currently believes the most significant effect relates to the timing of the recognition of its software license revenue. Specifically, under the new standard, the Company currently expects to recognize license revenue for its Mainframe Solutions and Enterprise Solutions products at the point-in-time the licensed software is transferred to the customer, rather than ratably over the term of the customer contract as required by existing GAAP for most of the Company’s software arrangements. As a result, a significant portion of the Company’s revenue backlog (i.e., deferred revenue and future billings on committed contracts) relating to the license component of customer contracts at March 31, 2018 under existing GAAP will not be recognized as revenue in future periods but instead will be included as part of the cumulative effect adjustment within retained earnings upon adoption of Topic 606. Such cumulative effect adjustment will primarily result from (i) the significant reduction in deferred revenue relating to the license component of customer contracts as mentioned above, (ii) the establishment of a significant contract asset related to the Company’s contractual right to consideration for completed performance obligations not yet billed or collected (i.e., license revenue recognized in advance of billings), (iii) the increase in deferred tax liabilities arising from the increase in contract assets, and (iv) the increase in income taxes payable from both the increase in contract assets as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”) and the portion of deferred revenue included in the cumulative effect adjustment that has not been previously included as taxable income on a tax return. The increase in contract assets and decrease in deferred revenue, when taken together with those provisions of the Tax Act which affect tax method revenue recognition for accrual-method U.S. taxpayers, will result in an acceleration of the timing of the Company’s income tax payments. This acceleration of the timing of income tax payments will be significant in relation to the Company’s current annual income tax payments within cash flows from operations. While the Company has not finalized its assessment of the impact arising from the Topic 606 adoption and finalization of the assessment could result in revisions to these estimates, which could be material, the Company currently estimates additional income tax payments in the range of approximately $100 million to $150 million per year over a four-year period, beginning in fiscal year 2019. The Company currently expects these additional income tax payments will be largely offset by the benefit from the reduced U.S. corporate tax rate enacted by the Tax Act. The Company believes that taken together, the incremental income tax payments resulting from the Topic 606 adoption and enactment of the Tax Act will be approximately $25 million to $50 million, on average, per year for the next four years, beginning in fiscal year 2019. Although the Company continues to evaluate the items listed above, it does not currently expect Topic 606 to have a significant effect on its customer billings and cash collections from customer billings.
The Company currently believes that the point-in-time recognition requirement of the new standard will increase the variability of its revenue and overall net income period-to-period. The Company does not currently expect Topic 606 will have a significant effect on the timing of revenue recognition for its maintenance, Software-as-a-Service and professional services contracts. However, under Topic 606, more judgment and estimates will be required within the revenue recognition process than are required under existing GAAP, including estimates of the standalone selling price for each performance obligation identified within the Company’s contracts. These judgments and estimates will also impact the proportion of a contract’s value that is reported as license, maintenance and other elements, and the amounts assigned to the Company’s reportable segments.
Topic 606 will also require the Company to capitalize a portion of its sales commissions and other incremental costs to acquire contracts (i.e., contract costs), which are currently expensed as incurred. Upon adoption of Topic 606, the capitalization of contract costs will be included as part of the cumulative effect adjustment within retained earnings. The Company currently anticipates it will amortize these capitalized contract costs over an expected period of benefit ranging from approximately four to seven years. The Company is currently evaluating the effect of this requirement on its consolidated financial statements and related disclosures.

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

(dollars in millions)	Automic	Veracode	Estimated Useful Life
Finite-lived intangible assets (1)	$174	$99	2-12 years
Purchased software	273	240	1-8 years
Goodwill	303	339	Indefinite
Deferred tax liabilities, net	(92)	(36)	—
Other assets (liabilities), net (2)	17	(24)	—
Purchase price	$675	$618

(1)	Includes customer relationships and trade names.

(2)	Includes approximately $34 million and $16 million of cash acquired from Automic and Veracode, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded to goodwill. The allocation of the purchase price to goodwill was predominantly due to synergies the Company expects to achieve through integration of the acquired technology with the Company’s existing product portfolio and the intangible assets that are not separable, such as assembled workforce and going concern. The goodwill relating to the Company’s acquisitions of Automic and Veracode is not expected to be deductible for tax purposes and is allocated to the Enterprise Solutions segment. The purchase price allocation for Automic was finalized during the third quarter of fiscal year 2018. During the third quarter of fiscal year 2018, the Company recorded $72 million of additional deferred tax assets relating to Veracode based on further review of their historical tax records. The Company expects to complete its analysis of Veracode’s historical tax records and finalize the purchase price allocation for Veracode in the fourth quarter of fiscal year 2018.
The Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2017 included total revenue of approximately $68 million and $182 million, respectively, and net loss of approximately $16 million and $53 million, respectively, from Automic and Veracode.
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

	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2016
(in millions, except per share amounts)	unaudited
Total revenue	$1,061	$3,178
Net income	$181	$527
Basic income per common share	$0.43	$1.26
Diluted income per common share	$0.43	$1.25
The pro forma effects of the Company’s other fiscal year 2017 acquisitions on the Company’s revenues and results of operations during the three and nine months ended December 31, 2016 were immaterial.
The Company had approximately $11 million and $12 million of accrued acquisition-related costs at December 31, 2017 and March 31, 2017, respectively, related to purchase price amounts withheld subject to indemnification protections.

NOTE C – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at December 31, 2017 were as follows:

	At December 31, 2017
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$6,565	$4,910	$1,655	$837	$818
Internally developed software products	1,467	1,347	120	103	17
Other intangible assets	1,222	823	399	58	341
Total capitalized software and other intangible assets	$9,254	$7,080	$2,174	$998	$1,176

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

Based on the capitalized software and other intangible assets recorded through December 31, 2017, the projected annual amortization expense for fiscal year 2018 and the next four fiscal years is expected to be as follows:

	Year Ended March 31,
	2018	2019	2020	2021	2022
	(in millions)
Purchased software products	$236	$185	$162	$118	$109
Internally developed software products	37	9	1	—	—
Other intangible assets	42	40	37	37	36
Total	$315	$234	$200	$155	$145
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
Goodwill activity by segment for the nine months ended December 31, 2017 was as follows:

(in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Balance at March 31, 2017	$4,178	$2,598	$81	$6,857
Acquisitions (1)	—	(99)	—	(99)
Foreign currency translation adjustment	—	41	—	41
Balance at December 31, 2017	$4,178	$2,540	$81	$6,799

(1)	Acquisitions amount relates to purchase price allocation adjustments that occurred during the nine months ended December 31, 2017.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – DEFERRED REVENUE
The current and noncurrent components of “Deferred revenue (billed or collected)” at December 31, 2017 and March 31, 2017 were as follows:

	December 31, 2017	March 31, 2017
	(in millions)
Current:
Subscription and maintenance	$1,773	$1,948
Professional services	138	135
Software fees and other	184	139
Total deferred revenue (billed or collected) – current	$2,095	$2,222
Noncurrent:
Subscription and maintenance	$631	$769
Professional services	17	19
Software fees and other	7	6
Total deferred revenue (billed or collected) – noncurrent	$655	$794
Total deferred revenue (billed or collected)	$2,750	$3,016

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
At December 31, 2017, foreign currency contracts outstanding consisted of purchase and sale contracts with a total gross notional value of approximately $825 million and durations of less than three months. The net fair value of these contracts at December 31, 2017 was a net liability of approximately $4 million, of which approximately $8 million is included in “Other current assets” and approximately $12 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
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
A summary of the effect of the foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Amount of Net (Gain) Loss Recognized in the Condensed Consolidated Statements of Operations
	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)	2017	2016	2017	2016
Other (gains) expenses, net – foreign currency contracts	$—	$(9)	$8	$(3)

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to collateral security arrangements with most of its major counterparties. The Company posted no collateral at December 31, 2017 or March 31, 2017. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

NOTE F – FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at December 31, 2017 and March 31, 2017:

	At December 31, 2017			At March 31, 2017
	Fair Value Measurement Using Input Types		Estimated Fair Value	Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds (1)	$1,063	$—	$1,063	$1,077	$—	$1,077
Foreign exchange derivatives (2)	—	8	8	—	2	2
Total assets	$1,063	$8	$1,071	$1,077	$2	$1,079
Liabilities:
Foreign exchange derivatives (2)	$—	$12	$12	$—	$1	$1
Total liabilities	$—	$12	$12	$—	$1	$1

(1)	The Company’s investments in money market funds are classified as “Cash and cash equivalents” in its Condensed Consolidated Balance Sheets.

(2)	Refer to Note E, “Derivatives” for additional information.
At December 31, 2017 and March 31, 2017, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, short-term investments, accounts payable, accrued expenses and short-term borrowings, approximate fair value due to the short-term maturity of the instruments.
The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments that were not measured at fair value on a recurring basis at December 31, 2017 and March 31, 2017:

	At December 31, 2017		At March 31, 2017
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$2,787	$2,874	$2,791	$2,903
Facility exit reserves (2)	$8	$9	$11	$12

(1)
Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)
Estimated fair value for the facility exit reserves is determined using the Company’s incremental borrowing rate at December 31, 2017 and March 31, 2017. At December 31, 2017 and March 31, 2017, the facility exit reserves included carrying values of approximately $2 million and $3 million, respectively, in “Accrued expenses and other current liabilities” and approximately $6 million and $8 million, respectively, in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets (Level 3).

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company’s management based upon information currently available to the Company, while the outcome of its lawsuits, claims and disputes is uncertain, the likely results of these lawsuits, claims and disputes are not expected, either individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the effect could be material to the Company’s results of operations or cash flows for any interim reporting period. For some matters, the Company is unable to estimate a range of reasonably possible loss due to the stage of the matter and/or other particular circumstances of the matter. For others, a range of reasonably possible loss can be estimated. For those matters for which such a range can be estimated, the Company estimates that, in the aggregate, the range of reasonably possible loss does not exceed $20 million. This is in addition to any amounts that have been accrued.

NOTE H – STOCKHOLDERS’ EQUITY
Stock Repurchases: On November 13, 2015, the Board of Directors (Board) approved a stock repurchase program that authorized the Company to acquire up to $750 million of its common stock. During the nine months ended December 31, 2017, the Company repurchased approximately 4.4 million shares of its common stock for approximately $143 million. At December 31, 2017, the Company remained authorized to purchase approximately $507 million of its common stock under its current stock repurchase program.
Accumulated Other Comprehensive Loss: Foreign currency translation losses included in “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheets at December 31, 2017 and March 31, 2017 were approximately $342 million and $483 million, respectively.
Cash Dividends: The Board declared the following dividends during the nine months ended December 31, 2017 and 2016:
Nine Months Ended December 31, 2017:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 9, 2017	$0.255	May 25, 2017	$107	June 13, 2017
August 9, 2017	$0.255	August 24, 2017	$108	September 12, 2017
November 9, 2017	$0.255	November 30, 2017	$106	December 12, 2017
Nine Months Ended December 31, 2016:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 4, 2016	$0.255	May 26, 2016	$107	June 14, 2016
August 3, 2016	$0.255	August 25, 2016	$107	September 13, 2016
November 2, 2016	$0.255	November 17, 2016	$107	December 6, 2016

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
The following table presents basic and diluted income per common share information for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Basic (loss) income per common share:
Net (loss) income	$(93)	$208	$269	$618
Less: Net income allocable to participating securities	—	(2)	(5)	(7)
Net (loss) income allocable to common shares	$(93)	$206	$264	$611
Weighted average common shares outstanding	413	413	414	414
Basic (loss) income per common share	$(0.23)	$0.50	$0.64	$1.48

Diluted (loss) income per common share:
Net (loss) income	$(93)	$208	$269	$618
Less: Net income allocable to participating securities	—	(2)	(5)	(7)
Net (loss) income allocable to common shares	$(93)	$206	$264	$611
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	413	413	414	414
Weighted average effect of share-based payment awards	—	1	1	1
Denominator in calculation of diluted income per share	413	414	415	415
Diluted (loss) income per common share	$(0.23)	$0.50	$0.64	$1.47
For the three months ended December 31, 2017 and 2016, respectively, approximately 2 million shares and 1 million shares of Company common stock underlying restricted stock awards (RSAs) and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average RSAs of approximately 5 million shares and 5 million shares for the three months ended December 31, 2017 and 2016, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.
For the nine months ended December 31, 2017 and 2016, respectively, approximately 2 million shares and 2 million shares of Company common stock underlying RSAs and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average RSAs of approximately 5 million shares and 5 million shares for the nine months ended December 31, 2017 and 2016, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in millions)
Costs of licensing and maintenance	$1	$2	$5	$5
Cost of professional services	1	1	2	3
Selling and marketing	9	9	29	28
General and administrative	10	8	33	27
Product development and enhancements	7	6	20	17
Share-based compensation expense before tax	$28	$26	$89	$80
Income tax benefit	(7)	(8)	(27)	(26)
Net share-based compensation expense	$21	$18	$62	$54
There were no capitalized share-based compensation costs for the three and nine months ended December 31, 2017 and 2016.
The following table summarizes the unrecognized share-based compensation costs at December 31, 2017:

	Unrecognized Share-Based Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$5	1.9
Restricted stock units (RSUs)	21	1.9
Restricted stock awards (RSAs)	78	1.9
Performance share units	37	2.4
Total unrecognized share-based compensation costs	$141	2.1
For the nine months ended December 31, 2017 and 2016, the Company issued stock options for approximately 1.0 million shares and 1.1 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

	Nine Months Ended December 31,
	2017	2016
Weighted average fair value	$4.72	$4.42
Dividend yield	3.17%	3.56%
Expected volatility factor (1)	21%	22%
Risk-free interest rate (2)	2.1%	1.5%
Expected life (in years) (3)	6.0	6.0

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes all of the RSAs and RSUs granted, including grants made pursuant to the Company’s long-term incentive plans, during the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2017		2016		2017	2016
	(shares in millions)
RSAs:
Shares	0.1		—	(3)	3.0	2.9
Weighted average grant date fair value (1)	$32.12		$31.99		$31.70	$31.56
RSUs:
Shares	—	(3)	—		1.1	1.0
Weighted average grant date fair value (2)	$30.14		$—		$30.35	$30.16

(1)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.

(2)
The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

(3)	Less than 0.1 million.
Employee Stock Purchase Plan: For the six-month offer period ended June 30, 2017, the Company issued approximately 0.1 million shares under the Employee Stock Purchase Plan (ESPP) at $32.75 per share. For the six-month offer period ended December 31, 2017, the Company issued approximately 0.1 million shares under the Employee Stock Purchase Plan (ESPP) at $31.62 per share. As of December 31, 2017, approximately 28.8 million shares were available for future issuances under the ESPP.

NOTE K – INCOME TAXES
Income tax expense for the three and nine months ended December 31, 2017 was approximately $375 million and $509 million, respectively, compared with income tax expense for the three and nine months ended December 31, 2016 of approximately $84 million and $257 million, respectively. For the three and nine months ended December 31, 2017, the Company recorded a net discrete tax expense of approximately $310 million and $302 million, respectively. Of these amounts, approximately $318 million resulted from preliminary estimates of the impact of changes in tax law in the United States resulting from the enactment of the Tax Act.
The amounts recorded for the impacts of the Tax Act are provisional amounts of approximately $220 million related to the taxation of unremitted earnings of the Company’s foreign subsidiaries, which is payable over eight years, and approximately $98 million related to the remeasurement of deferred tax assets and liabilities for the change in income tax rates. The Company will continue to refine the provisional amounts as it reviews and analyzes results from the full fiscal year 2018 operations needed for calculations under the Tax Act, as well as further review the historic unremitted earnings of the Company’s foreign subsidiaries and take into consideration any additional regulatory guidance published by the U.S. tax authorities in respect of the Tax Act. The Company expects to finalize the tax expense as soon as practical, but not later than the third quarter of fiscal year 2019. The Company does not expect other provisions of the Tax Act to have a material impact for fiscal year 2018, but is evaluating the impact on future fiscal years.
Excluding the impact of discrete items for the nine months ended December 31, 2017 and 2016, the Company’s estimated annual effective tax rate was 26.6% and 28.9%, respectively. The Company’s estimated annual effective tax rate for the nine months ended December 31, 2017 includes a reduction as compared with the six months ended September 30, 2017 of 2.0% related to the statutory tax rate reduction for fiscal year 2018 resulting from the Tax Act. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal year 2018, which are not considered in the Company’s estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company’s consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarter of fiscal year 2018.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
For the nine months ended December 31, 2017 and 2016, interest payments were approximately $84 million and $66 million, respectively, and income taxes paid, net were approximately $231 million and $274 million, respectively.
Non-cash financing activities for the nine months ended December 31, 2017 and 2016 consisted of treasury common shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $46 million (net of approximately $36 million of income taxes withheld) and $44 million (net of approximately $33 million of income taxes withheld), respectively; discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $23 million and $24 million, respectively; and the Company’s ESPP of approximately $5 million and $5 million, respectively.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The activity under this notional pooling arrangement for the nine months ended December 31, 2017 and 2016 was as follows:

	Nine Months Ended December 31,
	2017	2016
	(in millions)
Total borrowings outstanding at beginning of period (1)	$137	$139
Borrowings	1,581	1,391
Repayments	(1,612)	(1,365)
Foreign exchange effect	33	(26)
Total borrowings outstanding at end of period (1)	$139	$139

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

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
The Company’s segment information for the three and nine months ended December 31, 2017 and 2016 was as follows:

Three Months Ended December 31, 2017	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$552	$461	$80	$1,093
Expenses	197	408	78	683
Segment profit	$355	$53	$2	$410
Segment operating margin	64%	11%	3%	38%
Depreciation	$8	$7	$—	$15

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of segment profit to income before income taxes for the three months ended December 31, 2017:

(in millions)
Segment profit	$410
Less:
Purchased software amortization	60
Other intangibles amortization	11
Internally developed software products amortization	8
Share-based compensation expense	28
Other gains, net (1)	(4)
Interest expense, net	25
Income before income taxes	$282

(1)	Other gains, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Nine Months Ended December 31, 2017	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,627	$1,295	$230	$3,152
Expenses	572	1,169	226	1,967
Segment profit	$1,055	$126	$4	$1,185
Segment operating margin	65%	10%	2%	38%
Depreciation	$27	$21	$—	$48
Reconciliation of segment profit to income before income taxes for the nine months ended December 31, 2017:

(in millions)
Segment profit	$1,185
Less:
Purchased software amortization	176
Other intangibles amortization	31
Internally developed software products amortization	29
Share-based compensation expense	89
Other expenses, net (1)	8
Interest expense, net	74
Income before income taxes	$778

(1)	Other expenses, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Three Months Ended December 31, 2016	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$546	$389	$72	$1,007
Expenses	215	333	75	623
Segment profit (loss)	$331	$56	$(3)	$384
Segment operating margin	61%	14%	(4)%	38%
Depreciation	$8	$6	$—	$14

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of segment profit to income before income taxes for the three months ended December 31, 2016:

(in millions)
Segment profit	$384
Less:
Purchased software amortization	39
Other intangibles amortization	4
Internally developed software products amortization	18
Share-based compensation expense	26
Other gains, net (1)	(11)
Interest expense, net	16
Income before income taxes	$292

(1)	Other gains, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.

Nine Months Ended December 31, 2016	Mainframe Solutions	Enterprise Solutions	Services	Total
(dollars in millions)
Revenue	$1,647	$1,153	$224	$3,024
Expenses	634	981	223	1,838
Segment profit	$1,013	$172	$1	$1,186
Segment operating margin	62%	15%	—%	39%
Depreciation	$25	$18	$—	$43
Reconciliation of segment profit to income before income taxes for the nine months ended December 31, 2016:

(in millions)
Segment profit	$1,186
Less:
Purchased software amortization	120
Other intangibles amortization	13
Internally developed software products amortization	62
Share-based compensation expense	80
Other gains, net (1)	(9)
Interest expense, net	45
Income before income taxes	$875

(1)	Other gains, net consists of costs associated with certain foreign exchange derivative hedging gains and losses, and other miscellaneous costs.
The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in millions)
United States	$682	$642	$1,997	$1,936
EMEA (1)	256	223	720	667
Other	155	142	435	421
Total revenue	$1,093	$1,007	$3,152	$3,024

(1)	Consists of Europe, the Middle East and Africa.

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

EXECUTIVE SUMMARY
A summary of key results for the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 is as follows:
Revenue

•
Total revenue increased primarily due to an increase in software fees and other revenue and, to a lesser extent, an increase in subscription and maintenance revenue. During the third quarter of fiscal 2018, total revenue included $68 million from our Automic Holding GmbH (Automic) and Veracode, Inc. (Veracode) acquisitions, which were acquired in the fourth quarter of fiscal 2017 and primarily included in software fees and other revenue. Excluding the revenue generated from our Automic and Veracode acquisitions, total revenue increased primarily due to a favorable foreign exchange effect of $19 million for the third quarter of fiscal 2018, and, to a lesser extent, an increase in revenue from our Enterprise Solutions products.

Bookings

•	Total bookings decreased primarily due to a decline in renewal bookings. Excluding our Automic and Veracode acquisitions, total bookings decreased by a percentage in the high teens.

•
Renewal bookings decreased by a percentage in the high teens primarily due to the decline in Mainframe Solutions renewal bookings, which was attributable to the timing of our renewal portfolio. This decline in Mainframe Solutions renewal bookings was partially offset by renewal bookings associated with our Automic and Veracode acquisitions. Excluding our Automic and Veracode acquisitions, renewal bookings decreased by a percentage in the mid-20s.

•
Total new product sales increased by a percentage in the high single digits due to our Automic and Veracode acquisitions. Excluding our Automic and Veracode acquisitions, total new product sales decreased by a percentage in the high single digits primarily due to a lower level of renewals, which was attributable to the timing of our renewal portfolio, since renewals typically provide an increased opportunity to generate new product sales.

•	Mainframe Solutions new product sales decreased by a percentage in the low single digits primarily due to a lower level of renewals as discussed above.

•
Enterprise Solutions new product sales increased by a percentage in the mid-teens. Excluding our Automic and Veracode acquisitions, Enterprise Solutions new product sales decreased by a percentage in the high single digits primarily due to a decrease in our renewal portfolio, since renewals typically provide an increased opportunity to generate new product sales.

•
We expect fiscal 2018 renewal bookings to decrease by a percentage in the high teens compared with fiscal 2017 primarily due to the large system integrator transaction that occurred in the first quarter of fiscal 2017 with an incremental contract value in excess of $475 million.

Expenses

•	Operating expenses increased primarily due to $84 million of costs from our Automic and Veracode acquisitions, which were mainly personnel-related.
Income taxes

•
Income tax expense includes $318 million from preliminary estimates of the impact of changes in tax law in the United States resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”).

Diluted income per common share

•	Diluted (loss) income per common share decreased to $(0.23) from $0.50 primarily due to the Tax Act.
Segment results

•	Mainframe Solutions revenue increased due to a favorable foreign exchange effect. Mainframe Solutions operating margin increased primarily due to a decrease in corporate overhead costs.

•
Enterprise Solutions revenue increased primarily due to revenue generated from our Automic and Veracode acquisitions. Enterprise Solutions operating margin decreased primarily due to costs associated with our Automic and Veracode acquisitions, which were mainly personnel-related.

•
Services revenue increased primarily due to professional services revenue generated from our Automic and Veracode acquisitions. Operating margin for Services increased primarily due to a decrease in personnel-related costs as a result of severance actions during the third quarter of fiscal 2017 and, to a lesser extent, higher margins from services associated with our Automic and Veracode acquisitions.

Net cash provided by operating activities

•
Net cash provided by operating activities decreased primarily due to a decrease in cash collections from billings of $153 million attributable to lower single installment collections and an increase in vendor disbursements and payroll of $41 million compared with the year-ago period.

PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Third Quarter of Fiscal
	2018	2017	Change	Percentage Change
	(dollars in millions)
Total revenue	$1,093	$1,007	$86	9%
Net (loss) income	$(93)	$208	$(301)	(145)%
Net cash provided by operating activities	$315	$517	$(202)	(39)%
Total bookings	$1,128	$1,258	$(130)	(10)%
Subscription and maintenance bookings	$816	$1,038	$(222)	(21)%
Weighted average subscription and maintenance license agreement duration in years	2.94	3.32	(0.38)	(11)%

	First Nine Months of Fiscal
	2018	2017	Change	Percentage Change
	(dollars in millions)
Total revenue	$3,152	$3,024	$128	4%
Net income	$269	$618	$(349)	(56)%
Net cash provided by operating activities (1)	$650	$658	$(8)	(1)%
Total bookings	$2,551	$3,340	$(789)	(24)%
Subscription and maintenance bookings	$1,783	$2,742	$(959)	(35)%
Weighted average subscription and maintenance license agreement duration in years	2.95	3.94	(0.99)	(25)%

(1)
Net cash provided by operating activities for the first nine months of fiscal 2017 was adjusted to reflect the adoption of Accounting Standards Update No. 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting (Topic 718). Refer to Note A, “Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements for further details.

	December 31, 2017	March 31, 2017	Change From Fiscal Year End	December 31, 2016	Change From Prior Year Quarter
	(in millions)
Cash and cash equivalents	$2,971	$2,771	$200	$2,828	$143
Total debt	$2,787	$2,791	$(4)	$1,950	$837
Total expected future cash collections from committed contracts (1)	$5,024	$5,304	$(280)	$4,992	$32
Total revenue backlog (1)	$7,055	$7,556	$(501)	$7,005	$50
Total current revenue backlog (1)	$3,245	$3,240	$5	$2,994	$251

(1)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts and revenue backlog.
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
Within bookings, we also consider the yield on our renewals. We define “renewal yield” as the percentage of the renewable value of a prior contract (i.e., the maintenance value and, in the case of non-perpetual licenses, the license value) realized in current period bookings. The renewable value of a prior contract is an estimate affected by various factors including contractual renewal terms, price increases and other conditions. Price increases are not considered as part of the renewable value of the prior period contract. We estimate the aggregate renewal yield for a quarter based on a review of material transactions generally representing a majority of the dollar value of renewals during the current period. There may be no correlation between year-over-year changes in bookings and year-over-year changes in renewal yield, since renewal yield is based on the renewable value of contracts of various durations, most of which are longer than one year.

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

RESULTS OF OPERATIONS
The following tables present revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the third quarter and first nine months of fiscal 2018 and fiscal 2017, and the period-over-period dollar and percentage changes for those line items. These comparisons of past results are not necessarily indicative of future results.

	Third Quarter Comparison Fiscal 2018 Versus Fiscal 2017
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2018	2017	2018 / 2017	2018 / 2017	2018	2017
	(dollars in millions)
Revenue:
Subscription and maintenance	$843	$817	$26	3%	77%	81%
Professional services	80	72	8	11	7	7
Software fees and other	170	118	52	44	16	12
Total revenue	$1,093	$1,007	$86	9%	100%	100%
Expenses:
Costs of licensing and maintenance	$79	$68	$11	16%	7%	7%
Cost of professional services	76	74	2	3	7	7
Amortization of capitalized software costs	68	57	11	19	6	6
Selling and marketing	288	270	18	7	26	27
General and administrative	95	85	10	12	9	8
Product development and enhancements	157	144	13	9	14	14
Depreciation and amortization of other intangible assets	26	18	8	44	2	2
Other gains, net	(3)	(17)	14	(82)	—	(2)
Total expenses before interest and income taxes	$786	$699	$87	12%	72%	69%
Income before interest and income taxes	$307	$308	$(1)	—%	28%	31%
Interest expense, net	25	16	9	56	2	2
Income before income taxes	$282	$292	$(10)	(3)%	26%	29%
Income tax expense	375	84	291	346	34	8
Net (loss) income	$(93)	$208	$(301)	(145)%	(9)%	21%
Note: Amounts may not add to their respective totals due to rounding.

	First Nine Months Comparison Fiscal 2018 Versus Fiscal 2017
			Dollar Change	Percentage Change	Percentage of Total Revenue
	2018	2017	2018 / 2017	2018 / 2017	2018	2017
	(dollars in millions)
Revenue:
Subscription and maintenance	$2,486	$2,467	$19	1%	79%	82%
Professional services	230	224	6	3	7	7
Software fees and other	436	333	103	31	14	11
Total revenue	$3,152	$3,024	$128	4%	100%	100%
Expenses:
Costs of licensing and maintenance	$223	$202	$21	10%	7%	7%
Cost of professional services	223	222	1	—	7	7
Amortization of capitalized software costs	205	182	23	13	7	6
Selling and marketing	778	747	31	4	25	25
General and administrative	299	257	42	16	9	8
Product development and enhancements	476	428	48	11	15	14
Depreciation and amortization of other intangible assets	79	56	23	41	3	2
Other expenses, net	17	10	7	70	1	—
Total expenses before interest and income taxes	$2,300	$2,104	$196	9%	73%	70%
Income before interest and income taxes	$852	$920	$(68)	(7)%	27%	30%
Interest expense, net	74	45	29	64	2	1
Income before income taxes	$778	$875	$(97)	(11)%	25%	29%
Income tax expense	509	257	252	98	16	8
Net income	$269	$618	$(349)	(56)%	9%	20%
Note: Amounts may not add to their respective totals due to rounding.
Revenue
Total Revenue
Total revenue for the third quarter of fiscal 2018 increased compared with the third quarter of fiscal 2017 primarily due to an increase in software fees and other revenue and, to a lesser extent, an increase in subscription and maintenance revenue. During the third quarter of fiscal 2018, total revenue included $68 million from our Automic and Veracode acquisitions, primarily included in software fees and other revenue. Excluding the revenue generated from our Automic and Veracode acquisitions, total revenue increased primarily due to a favorable foreign exchange effect of $19 million for the third quarter of fiscal 2018, and, to a lesser extent, an increase in revenue from our Enterprise Solutions products.
Total revenue for the first nine months of fiscal 2018 increased compared with the first nine months of fiscal 2017 primarily due to an increase in software fees and other revenue. During the first nine months of fiscal 2018, total revenue included $182 million from our Automic and Veracode acquisitions, primarily included in software fees and other revenue. Excluding the revenue generated from our Automic and Veracode acquisitions, total revenue decreased primarily due to a decline in our Mainframe Solutions revenue and, to a lesser extent, a decline in revenue from our Enterprise Solutions products recognized on an upfront basis. There was a favorable foreign exchange effect of $17 million for the first nine months of fiscal 2018.
In general, we treat acquired technologies as organic in the quarter of their one year anniversary date. Automic was acquired during the fourth quarter of fiscal 2017 and, as such, will be treated as organic in the fourth quarter of fiscal 2018. Since Veracode was acquired on the last day of fiscal 2017, it will be treated as organic in the first quarter of fiscal 2019.

Subscription and Maintenance
Subscription and maintenance revenue for the third quarter of fiscal 2018 increased compared with the third quarter of fiscal 2017 primarily due to $21 million of subscription and maintenance revenue generated from our Automic acquisition in the third quarter of fiscal 2018. There was a favorable foreign exchange effect of $14 million for the third quarter of fiscal 2018.
Subscription and maintenance revenue for the first nine months of fiscal 2018 increased compared with the first nine months of fiscal 2017 due to $54 million of subscription and maintenance revenue generated from our Automic acquisition in the first nine months of fiscal 2018, partially offset by a decline in Mainframe Solutions revenue (refer to “Performance of Segments” below). There was a favorable foreign exchange effect of $12 million for the first nine months of fiscal 2018.
Professional Services
Professional services revenue primarily includes revenue derived from product implementation, consulting, customer education and customer training services. Professional services revenue for the third quarter of fiscal 2018 increased compared with the third quarter of fiscal 2017 primarily due to $6 million of professional services revenue generated from our Automic and Veracode acquisitions in the third quarter of fiscal 2018.
Professional services revenue for the first nine months of fiscal 2018 increased compared with the first nine months of fiscal 2017 due to $21 million of professional services revenue generated from our Automic and Veracode acquisitions in the first nine months of fiscal 2018, partially offset by a decline in non-acquisition-related professional services engagements. The decline in non-acquisition-related professional services engagements was a result of several factors, including our products being easier to install and manage and an increase in customers’ use of partners for services engagements. For the long term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements.
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
Software fees and other revenue for the third quarter and first nine months of fiscal 2018 increased compared with the third quarter and first nine months of fiscal 2017, respectively, primarily due to software fees and other revenue generated from our Automic and Veracode acquisitions of $41 million and $107 million for the third quarter and first nine months of fiscal 2018, respectively. Excluding the software fees and other revenue generated from our Automic and Veracode acquisitions for the first nine months of fiscal 2018, software fees and other revenue decreased primarily due to a decline in revenue from our Enterprise Solutions products recognized on an upfront basis.
Total Revenue by Geography
The following tables present the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the third quarter and first nine months of fiscal 2018 compared with the third quarter and first nine months of fiscal 2017.

	Third Quarter Comparison Fiscal 2018 Versus Fiscal 2017
	2018	Percentage of Total Revenue	2017	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$682	62%	$642	64%	$40	6%
International	411	38	365	36	46	13
Total Revenue	$1,093	100%	$1,007	100%	$86	9%

	First Nine Months Comparison Fiscal 2018 Versus Fiscal 2017
	2018	Percentage of Total Revenue	2017	Percentage of Total Revenue	Dollar Change	Percentage Change
	(dollars in millions)
United States	$1,997	63%	$1,936	64%	$61	3%
International	1,155	37	1,088	36	67	6
Total Revenue	$3,152	100%	$3,024	100%	$128	4%

Revenue in the United States for the third quarter of fiscal 2018 increased compared with the third quarter of fiscal 2017 primarily due to our Automic and Veracode acquisitions. Excluding the favorable foreign exchange effect of $19 million for the third quarter of fiscal 2018, international revenue increased compared with the third quarter of fiscal 2017 due to our Automic acquisition.
Revenue in the United States for the first nine months of fiscal 2018 increased compared with the first nine months of fiscal 2017 due to our Automic and Veracode acquisitions. Excluding the favorable foreign exchange effect of $17 million for the first nine months of fiscal 2018, international revenue increased compared with the first nine months of fiscal 2017 due to our Automic acquisition. As described above, excluding the revenue generated from our Automic and Veracode acquisitions, revenue in the United States and international revenue would have decreased.
Expenses
Operating Expenses
Operating expenses for the third quarter of fiscal 2018 increased compared with the third quarter of fiscal 2017 primarily due to $84 million of costs from our Automic and Veracode acquisitions, which were mainly personnel-related, in the third quarter of fiscal 2018.
Operating expenses for the first nine months of fiscal 2018 increased compared with the first nine months of fiscal 2017 due to $235 million of costs from our Automic and Veracode acquisitions, which were mainly personnel-related, in the first nine months of fiscal 2018, partially offset by decreases in non-acquisition-related costs, which included personnel-related costs, legal settlements and commission costs.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, SaaS, and other manufacturing and distribution costs. Costs of licensing and maintenance for the third quarter and first nine months of fiscal 2018 increased compared with the third quarter and first nine months of fiscal 2017, respectively, due to personnel-related costs from our Automic and Veracode acquisitions.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the third quarter and first nine months of fiscal 2018 increased compared with the third quarter and first nine months of fiscal 2017, respectively, as a result of personnel-related costs from our Automic and Veracode acquisitions, partially offset by lower costs primarily due to a decrease in the number of non-acquisition-related professional services engagements, and severance actions during the third quarter of fiscal 2017.
Operating margin for professional services for the third quarter of fiscal 2018 increased compared with the third quarter of fiscal 2017 primarily due to a decrease in personnel-related costs as a result of severance actions during the third quarter of fiscal 2017 and, to a lesser extent, higher margins from services associated with our Automic and Veracode acquisitions. Operating margin for professional services for the first nine months of fiscal 2018 increased compared with the first nine months of fiscal 2017 primarily due to an increase in professional services revenue from our Automic and Veracode acquisitions and a decrease in personnel-related costs as a result of severance actions during the third quarter of fiscal 2017. Operating margin for professional services does not include certain additional direct costs that are included within the Services segment (refer to “Performance of Segments” below). Expenses for the Services segment consist of cost of professional services and other direct costs included within selling and marketing and general and administrative expenses.
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
Amortization of capitalized software costs for the third quarter and first nine months of fiscal 2018 increased compared with the third quarter and first nine months of fiscal 2017, respectively, primarily due to an increase in amortization expense associated with purchased software products acquired from Automic and Veracode, partially offset by a decrease in amortization of our internally developed software products. With our adoption of the Agile development methodology in fiscal 2014, amortization expense of internally developed software products has decreased, since we have not capitalized any internally developed software costs.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, partners, corporate and business marketing and customer training programs. Selling and marketing expenses for the third quarter and first nine months of fiscal 2018 increased compared with the third quarter and first nine months of fiscal 2017 due to costs from our Automic and Veracode acquisitions of $34 million and $91 million, which were mainly personnel-related, in the third quarter and first nine months of fiscal 2018, respectively. These increases were partially offset by decreases in non-acquisition-related costs of $20 million and $64 million, respectively, which primarily included personnel-related and commission costs.

General and Administrative
General and administrative expenses include the costs of corporate functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. General and administrative expenses for the third quarter and first nine months of fiscal 2018 increased compared with the third quarter and first nine months of fiscal 2017, respectively, due to costs from our Automic and Veracode acquisitions, which were mainly personnel-related.
Product Development and Enhancements
For the third quarter of fiscal 2018 and fiscal 2017, product development and enhancements expense represented 14% and 14%, respectively, of total revenue. For the third quarter of fiscal 2018, product development and enhancements expense increased compared with the third quarter of fiscal 2017 due to costs from our Automic and Veracode acquisitions, which were mainly personnel-related.
For the first nine months of fiscal 2018 and fiscal 2017, product development and enhancements expense represented 15% and 14% respectively, of total revenue. For the first nine months of fiscal 2018, product development and enhancements expense increased compared with the first nine months of fiscal 2017 due to costs from our Automic and Veracode acquisitions, which were mainly personnel-related.
Depreciation and Amortization of Other Intangible Assets,
For the third quarter and first nine months of fiscal 2018, depreciation and amortization of other intangible assets increased compared with the third quarter and first nine months of fiscal 2017, respectively, primarily due to an increase in amortization expense associated with other intangible assets acquired from Automic and Veracode.
Other (Gains) Expenses, Net
The summary of other (gains) expenses, net was as follows:

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017
	(dollars in millions)
Legal settlements	$—	$(4)
Gains from foreign exchange derivative contracts	—	(9)
Gains from foreign exchange rate fluctuations	(3)	(3)
Other miscellaneous items	—	(1)
Total	$(3)	$(17)

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017
	(dollars in millions)
Legal settlements	$2	$23
Losses (gains) from foreign exchange derivative contracts	8	(3)
Losses (gains) from foreign exchange rate fluctuations	7	(6)
Other miscellaneous items	—	(4)
Total	$17	$10
During the first nine months of fiscal 2017, other (gains) expenses, net included a $28 million legal settlement expense related to a settlement agreement that was then being negotiated with the U.S. government pertaining to our General Services Administration (GSA) schedule contract. The settlement agreement was finalized and the settlement amount was paid in full in the fourth quarter of fiscal 2017.
Interest Expense, Net
Interest expense, net for the third quarter and first nine months of fiscal 2018 increased compared with the third quarter and first nine months of fiscal 2017, respectively, as a result of interest associated with our 3.600% Senior Notes due August 2022 and our 4.700% Senior Notes due March 2027 both issued during the fourth quarter of fiscal 2017.

Income Taxes
Income tax expense for the third quarter and first nine months of fiscal 2018 was $375 million and $509 million, respectively, compared with income tax expense for the third quarter and first nine months of fiscal 2017 of $84 million and $257 million, respectively. For the third quarter and first nine months of fiscal 2018, we recorded a net discrete tax expense of $310 million and $302 million, respectively. Of these amounts, $318 million resulted from preliminary estimates of the impact of changes in tax law in the United States resulting from the Tax Act.
The amounts recorded for the impacts of the Tax Act are provisional amounts of $220 million related to the taxation of unremitted earnings of our foreign subsidiaries, which is payable over eight years, and $98 million related to the remeasurement of deferred tax assets and liabilities for the change in income tax rates. We will continue to refine the provisional amounts as we review and analyze results from the full fiscal 2018 operations needed for calculations under the Tax Act, as well as further review the historic unremitted earnings of our foreign subsidiaries and take into consideration any additional regulatory guidance published by the U.S. tax authorities in respect of the Tax Act. We expect to finalize the tax expense as soon as practical, but not later than the third quarter of fiscal 2019. We do not expect other provisions of the Tax Act to have a material impact for fiscal 2018, but are evaluating the impact on future fiscal years.
Excluding the impact of discrete items for the first nine months of fiscal 2018 and fiscal 2017, our estimated annual effective tax rate was 26.6% and 28.9%, respectively. Our estimated annual effective tax rate for the first nine months of fiscal 2018 includes a reduction as compared with the first half of fiscal 2018 of 2.0% related to the statutory tax rate reduction for fiscal 2018 resulting from the Tax Act. Changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal 2018, which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarter of fiscal 2018.
As more fully disclosed in Note A, “Accounting Policies,” within the Notes to the Condensed Consolidated Financial Statements, upon adoption of Accounting Standard Codification Topic 606 (Topic 606), a significant portion of our revenue backlog (i.e., deferred revenue and future billings on committed contracts) relating to the license component of customer contracts at March 31, 2018 under existing GAAP will not be recognized as revenue in future periods but instead will be included as part of the cumulative effect adjustment within retained earnings upon adoption. Such cumulative effect adjustment will primarily result from (i) the significant reduction in deferred revenue relating to the license component of customer contracts as mentioned above, (ii) the establishment of a significant contract asset related to our contractual right to consideration for completed performance obligations not yet billed or collected (i.e., license revenue recognized in advance of billings), (iii) the increase in deferred tax liabilities arising from the increase in contract assets, and (iv) the increase in income taxes payable from both the increase in contract assets as a result of the Tax Act and the portion of deferred revenue included in the cumulative effect adjustment that has not been previously included as taxable income on a tax return.
The increase in contract assets and decrease in deferred revenue, when taken together with those provisions of the Tax Act which affect tax method revenue recognition for accrual-method U.S. taxpayers, will result in an acceleration of the timing of our income tax payments. This acceleration of the timing of income tax payments will be significant in relation to our current annual income tax payments within cash flows from operations. While we have not finalized our assessment of the impact arising from the Topic 606 adoption and finalization of the assessment could result in revisions to these estimates, which could be material, we currently estimate additional income tax payments in the range of approximately $100 million to $150 million per year over a four-year period, beginning in fiscal 2019. Although we continue to evaluate the items listed above, we currently expect these additional income tax payments will be largely offset by the benefit from the reduced U.S. corporate tax rate enacted by the Tax Act. We believe that taken together, the incremental income tax payments resulting from the Topic 606 adoption and enactment of the Tax Act will be approximately $25 million to $50 million, on average, per year for the next four years, beginning in fiscal 2019.
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

Segment financial information for the third quarter and first nine months of fiscal 2018 and fiscal 2017 was as follows:

Mainframe Solutions	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017
	(dollars in millions)
Revenue	$552	$546
Expenses	197	215
Segment profit	$355	$331
Segment operating margin	64%	61%

Mainframe Solutions	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017
	(dollars in millions)
Revenue	$1,627	$1,647
Expenses	572	634
Segment profit	$1,055	$1,013
Segment operating margin	65%	62%
Mainframe Solutions revenue for the third quarter of fiscal 2018 increased compared with the third quarter of fiscal 2017 due to a favorable foreign exchange effect. Mainframe Solutions operating margin for the third quarter of fiscal 2018 increased compared with the third quarter of fiscal 2017 primarily due to a decrease in corporate overhead costs.
Mainframe Solutions revenue for the first nine months of fiscal 2018 decreased compared with the first nine months of fiscal 2017 primarily due to insufficient revenue from prior period new sales to offset the decline in revenue contribution from renewals. Mainframe Solutions operating margin for the first nine months of fiscal 2018 increased compared with the first nine months of fiscal 2017 primarily due to a decrease in corporate overhead costs and the Mainframe Solutions portion of the litigation settlement costs incurred during the second quarter of fiscal 2017.

Enterprise Solutions	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017
	(dollars in millions)
Revenue	$461	$389
Expenses	408	333
Segment profit	$53	$56
Segment operating margin	11%	14%

Enterprise Solutions	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017
	(dollars in millions)
Revenue	$1,295	$1,153
Expenses	1,169	981
Segment profit	$126	$172
Segment operating margin	10%	15%

Enterprise Solutions revenue for the third quarter and first nine months of fiscal 2018 increased compared with the third quarter and first nine months of fiscal 2017, respectively, primarily due to revenue generated from our Automic and Veracode acquisitions of $62 million and $161 million in the third quarter and first nine months of fiscal 2018, respectively. The revenue generated from our Automic and Veracode acquisitions for the first nine months of fiscal 2018 was partially offset by a decline in revenue from our Enterprise Solutions products recognized on an upfront basis. Enterprise Solutions operating margin for the third quarter and first nine months of fiscal 2018 decreased compared with the third quarter and first nine months of fiscal 2017, respectively, primarily due to costs associated with our Automic and Veracode acquisitions, which were mainly personnel-related.

Services	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017
	(dollars in millions)
Revenue	$80	$72
Expenses	78	75
Segment profit (loss)	$2	$(3)
Segment operating margin	3%	(4)%

Services	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017
	(dollars in millions)
Revenue	$230	$224
Expenses	226	223
Segment profit	$4	$1
Segment operating margin	2%	—%
Services revenue for the third quarter of fiscal 2018 increased compared with the third quarter of fiscal 2017 primarily due to $6 million of professional services revenue generated from our Automic and Veracode acquisitions in the third quarter of fiscal 2018. Operating margin for Services for the third quarter of fiscal 2018 increased compared with the third quarter of fiscal 2017 primarily due to a decrease in personnel-related costs as a result of severance actions during the third quarter of fiscal 2017 and, to a lesser extent, higher margins from services associated with our Automic and Veracode acquisitions.
Services revenue for the first nine months of fiscal 2018 increased compared with the first nine months of fiscal 2017 due to $21 million of professional services revenue generated from our Automic and Veracode acquisitions in the first nine months of fiscal 2018, partially offset by a decline in non-acquisition-related professional services engagements. The decline in professional services engagements was a result of several factors including our products being easier to install and manage, and an increase in customers’ use of partners for services engagements. For the long term, we expect new versions of our on-premise software to be easier to implement and a higher percentage of our business to shift to a SaaS-based model, which could potentially reduce the demand for our professional services engagements. Operating margin for Services for the first nine months of fiscal 2018 increased compared with the first nine months of fiscal 2017 primarily due to an increase in professional services revenue from our Automic and Veracode acquisitions and a decrease in personnel-related costs as a result of severance actions during the third quarter of fiscal 2017.
Refer to Note M, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Bookings
Third Quarter Comparison Fiscal 2018 Versus Fiscal 2017
Total Bookings: For the third quarter of fiscal 2018 and fiscal 2017, total bookings were $1,128 million and $1,258 million, respectively. This decrease in total bookings was primarily due to a decline in renewal bookings. Excluding our Automic and Veracode acquisitions, total bookings decreased by a percentage in the high teens.
Subscription and Maintenance Bookings: For the third quarter of fiscal 2018 and fiscal 2017, subscription and maintenance bookings were $816 million and $1,038 million, respectively. This decrease in subscription and maintenance bookings was primarily attributable to a decline in Mainframe Solutions renewal bookings. Excluding our Automic acquisition, subscription and maintenance bookings decreased by percentage in the low-20s.

Renewal Bookings: For the third quarter of fiscal 2018, renewal bookings decreased by a percentage in the high teens compared with the third quarter of fiscal 2017 primarily due to the decline in Mainframe Solutions renewal bookings, which was attributable to the timing of our renewal portfolio. This decline in Mainframe Solutions renewal bookings was partially offset by renewal bookings associated with our Automic and Veracode acquisitions. Excluding our Automic and Veracode acquisitions, renewal bookings decreased by a percentage in the mid-20s.

•	Renewal Yield: Our average renewal yield for the first three quarters of fiscal 2018 was slightly above 90%, with the third quarter of fiscal 2018 renewal yield being in the mid-80% range.

•
License Agreements over $10 million: During the third quarter of fiscal 2018, we executed a total of 13 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $367 million. During the third quarter of fiscal 2017, we executed a total of 21 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $577 million.

•
Annualized Subscription and Maintenance Bookings and Weighted Average Subscription and Maintenance License Agreement Duration in Years: Annualized subscription and maintenance bookings decreased from $313 million in the third quarter of fiscal 2017 to $278 million in the third quarter of fiscal 2018. The weighted average subscription and maintenance license agreement duration in years decreased from 3.32 in the third quarter of fiscal 2017 to 2.94 in the third quarter of fiscal 2018. Although each contract is subject to terms negotiated by the respective parties, we do not expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels.

Total New Product Sales: Within total bookings, total new product sales increased by a percentage in the high single digits for the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 due to our Automic and Veracode acquisitions. Excluding our Automic and Veracode acquisitions, total new product sales decreased by a percentage in the high single digits primarily due to a lower level of renewals, which was attributable to the timing of our renewal portfolio, since renewals typically provide an increased opportunity to generate new product sales.

•	Within Total New Product Sales:

◦
Mainframe Solutions New Product Sales: For the third quarter of fiscal 2018, Mainframe Solutions new product sales decreased by a percentage in the low single digits compared with the third quarter of fiscal 2017 primarily due to a lower level of renewals as discussed above. Overall, we expect our Mainframe Solutions revenue to decline by a percentage in the low single digits over the medium term, which we believe is in line with the mainframe market.

◦
Enterprise Solutions New Product Sales: For the third quarter of fiscal 2018, Enterprise Solutions new product sales increased by a percentage in the mid-teens compared with the third quarter of fiscal 2017. Excluding our Automic and Veracode acquisitions, Enterprise Solutions new product sales decreased by a percentage in the high single digits primarily due to a decrease in our renewal portfolio, since renewals typically provide an increased opportunity to generate new product sales.

Total Bookings by Geography: Total bookings in the third quarter of fiscal 2018 decreased in the United States and the Europe, Middle East and Africa region compared with the third quarter of fiscal 2017 primarily due to a decrease in our renewal portfolio, partially offset by our Automic and Veracode acquisitions. Total bookings in the third quarter of fiscal 2018 increased in the Asia Pacific Japan region compared with the third quarter of fiscal 2017 primarily due to an increase in our renewal portfolio and increased in the Latin America region primarily due to an increase in new sales.
New Product Sales by Geography: Total new product sales in the third quarter of fiscal 2018 increased in all regions, except for the United States, compared with the third quarter of fiscal 2017. The increase in the Latin America region was primarily due to an increase in new product offerings and capacity sales and the increase in the Europe, Middle East and Africa region was primarily due to our Automic acquisition. Total new product sales in the third quarter of fiscal 2018 for the United States was consistent compared with the third quarter of fiscal 2017.
First Nine Months Comparison Fiscal 2018 Versus Fiscal 2017
Total Bookings: For the first nine months of fiscal 2018 and fiscal 2017, total bookings were $2,551 million and $3,340 million, respectively. This decrease in total bookings was attributable to a decline in renewal bookings, which included a large system integrator transaction that occurred in the first quarter of fiscal 2017 with an incremental contract value in excess of $475 million.
Subscription and Maintenance Bookings: For the first nine months of fiscal 2018 and fiscal 2017, subscription and maintenance bookings were $1,783 million and $2,742 million, respectively. This decrease in subscription and maintenance bookings was attributable to a decline in renewal bookings, which included the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017.

Renewal Bookings: For the first nine months of fiscal 2018, renewal bookings decreased by a percentage in the low-30s compared with the first nine months of fiscal 2017 primarily due to the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017 and the timing of our renewal portfolio.

•
License Agreements over $10 million: During the first nine months of fiscal 2018, we executed a total of 31 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $718 million. During the first nine months of fiscal 2017, we executed a total of 46 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,696 million. As described above, the decrease in the first nine months of fiscal 2018 compared with the first nine months of fiscal 2017 was primarily attributable to a decline in renewal bookings, which included the aforementioned large system integrator transaction. In addition, as a result of the timing of our renewal portfolio, there was an overall lower number of license agreements with incremental contract values in excess of $10 million each.

•
Annualized Subscription and Maintenance Bookings and Weighted Average Subscription and Maintenance License Agreement Duration in Years: Annualized subscription and maintenance bookings decreased from $696 million in the first nine months of fiscal 2017 to $604 million in the first nine months of fiscal 2018. The weighted average subscription and maintenance license agreement duration in years decreased from 3.94 in the first nine months of fiscal 2017 to 2.95 in the first nine months of fiscal 2018. These decreases were primarily due to the aforementioned large system integrator transaction.

•
Full Year Fiscal 2018 Outlook: We expect fiscal 2018 renewal bookings to decrease by a percentage in the high teens compared with fiscal 2017 primarily due to the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017.

Total New Product Sales: Within total bookings, total new product sales decreased by a percentage in the low single digits for the first nine months of fiscal 2018 compared with the first nine months of fiscal 2017 primarily due to the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017.

•	Within Total New Product Sales:

◦
Mainframe Solutions New Product Sales: For the first nine months of fiscal 2018, Mainframe Solutions new product sales decreased by a percentage in the high teens compared with the first nine months of fiscal 2017 primarily due to a lower level of renewals, which included the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017. The lower level of renewals is primarily attributable to the timing of our renewal portfolio since renewals typically provide an increased opportunity to generate new product sales.

◦
Enterprise Solutions New Product Sales: For the first nine months of fiscal 2018, Enterprise Solutions new product sales increased by a percentage in the mid-single digits compared with the first nine months of fiscal 2017. Excluding the aforementioned large system integrator transaction, Enterprise Solutions new product sales increased by a percentage in the low teens due to our Automic and Veracode acquisitions. Excluding the aforementioned large system integrator transaction and Enterprise Solutions new product sales from our Automic and Veracode acquisitions, Enterprise Solutions new product sales decreased by approximately 10% primarily due to a lower level of renewal bookings, which was attributable to the timing of our renewal portfolio. Typically, renewals provide an increased opportunity to generate new product sales.

Total Bookings by Geography: Total bookings in the first nine months of fiscal 2018 decreased in all regions except for the Latin America region compared with the first nine months of fiscal 2017 primarily due to a decrease in our renewal portfolio. The decrease in the United States was primarily due to the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017. The increase in total bookings in the Latin America region was primarily due to an increase in new product sales.
New Product Sales by Geography: Total new product sales in the first nine months of fiscal 2018 decreased in the United States compared with the first nine months of fiscal 2017 primarily due to a decrease in our renewal portfolio, which included the aforementioned large system integrator transaction that occurred in the first quarter of fiscal 2017, partially offset by our Automic and Veracode acquisitions. Total new product sales in the first nine months of fiscal 2018 increased in all other regions compared with the first nine months of fiscal 2017. Total new product sales in the Europe, Middle East and Africa region increased primarily due to our Automic acquisition.

LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 66% held in our subsidiaries outside the United States at December 31, 2017. Cash and cash equivalents totaled $2,971 million at December 31, 2017, representing an increase of $200 million from the March 31, 2017 balance of $2,771 million. During the first nine months of fiscal 2018, there was a $148 million favorable translation effect from foreign exchange rates on cash held outside the United States in currencies other than the U.S. dollar.

On December 22, 2017, the Tax Act was enacted into law. This new law includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate, limitations on the deductibility of executive compensation and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. This new law includes a provision that imposes a transition tax on foreign earnings whether or not such earnings are repatriated to the U.S. and resulted in our recognition of income tax expense of $220 million for the three and nine months ended December 31, 2017. Refer to Note K, “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements for additional information.
We continue to expect domestic cash, cash equivalents, cash flows from operations and borrowings to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding for capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we continue to expect foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding of capital expenditures, acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter. However, following the enactment of the new Tax Act, we are currently re-evaluating our plans to permanently reinvest our foreign earnings outside the U.S. with a view to maximize our return on investments.
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
For the third quarter of fiscal 2018, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $36 million compared with $231 million for the third quarter of fiscal 2017. This decrease was primarily due to a lower level of renewals, including the reduction in bookings from financial services companies, which was attributable to the timing of our renewal portfolio compared with the year-ago period. For the first nine months of fiscal 2018, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $310 million compared with $313 million for the first nine months of fiscal 2017.
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

(in millions)	December 31, 2017	March 31, 2017	December 31, 2016
Billings backlog:
Amounts to be billed – current	$1,936	$1,941	$1,882
Amounts to be billed – noncurrent	2,369	2,599	2,555
Total billings backlog	$4,305	$4,540	$4,437

Revenue backlog:
Revenue to be recognized within the next 12 months – current	$3,245	$3,240	$2,994
Revenue to be recognized beyond the next 12 months – noncurrent	3,810	4,316	4,011
Total revenue backlog	$7,055	$7,556	$7,005

Deferred revenue (billed or collected)	$2,750	$3,016	$2,568
Total billings backlog	4,305	4,540	4,437
Total revenue backlog	$7,055	$7,556	$7,005
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

(in millions)	December 31, 2017	March 31, 2017	December 31, 2016
Expected future cash collections:
Total billings backlog	$4,305	$4,540	$4,437
Trade accounts receivable, net	719	764	555
Total expected future cash collections	$5,024	$5,304	$4,992
The 5% decrease in billings backlog at December 31, 2017 compared with March 31, 2017 was primarily due to a lower level of bookings during the first nine months of fiscal 2018. Excluding the favorable effect of foreign exchange, billings backlog decreased 7% at December 31, 2017 compared with March 31, 2017. The 3% decrease in billings backlog at December 31, 2017 compared with December 31, 2016 was primarily due to a lower level of bookings during the first nine months of fiscal 2018. Excluding the favorable effect of foreign exchange, billings backlog decreased 5% at December 31, 2017 compared with December 31, 2016.
The decrease in expected future cash collections at December 31, 2017 compared with March 31, 2017 was primarily driven by a decrease in billings backlog as described above, as well as a decrease in trade accounts receivable, net due to a decrease in billings. The increase in expected future cash collections at December 31, 2017 compared with December 31, 2016 was primarily driven by an increase in trade accounts receivable, net.
The 7% decrease in total revenue backlog at December 31, 2017 compared with March 31, 2017 was primarily due to a lower level of bookings during the first nine months of fiscal 2018. Excluding the favorable effect of foreign exchange, total revenue backlog decreased 9% at December 31, 2017 compared with March 31, 2017. The 1% increase in total revenue backlog at December 31, 2017 compared with December 31, 2016 was primarily due to the favorable effect of foreign exchange. Excluding the favorable effect of foreign exchange, total revenue backlog decreased 2% at December 31, 2017 compared with December 31, 2016 primarily due to the timing of our renewal portfolio.
Current revenue backlog, which is our revenue to be recognized within the next 12 months, was generally consistent at December 31, 2017 compared with March 31, 2017. Excluding the favorable effect of foreign exchange, current revenue backlog decreased 2% at December 31, 2017 compared with March 31, 2017 primarily due to a decrease in total bookings during the first nine months of fiscal 2018. Current revenue backlog increased 8% at December 31, 2017 compared with December 31, 2016. Excluding the favorable effect of foreign exchange, current revenue backlog increased 5% at December 31, 2017 compared with December 31, 2016 primarily due to our Automic and Veracode acquisitions.

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
Net Cash Provided by Operating Activities

	Third Quarter of Fiscal		Change
	2018	2017	2018 / 2017
	(in millions)
Cash collections from billings (1)	$1,056	$1,209	$(153)
Vendor disbursements and payroll (1)	(652)	(611)	(41)
Income tax payments, net	(75)	(72)	(3)
Other disbursements, net (2)	(14)	(9)	(5)
Net cash provided by operating activities	$315	$517	$(202)

(1)	Amounts include value added taxes and sales taxes.

(2)	Amounts include payments associated with interest, prior period restructuring plans and miscellaneous receipts and disbursements.

	First Nine Months of Fiscal		Change
	2018	2017	2018 / 2017
	(in millions)
Cash collections from billings (1)	$3,070	$2,946	$124
Vendor disbursements and payroll (1)	(2,130)	(1,970)	(160)
Income tax payments, net	(231)	(274)	43
Other disbursements, net (2)	(59)	(44)	(15)
Net cash provided by operating activities (3)	$650	$658	$(8)

(1)	Amounts include value added taxes and sales taxes.

(2)	Amounts include payments associated with interest, prior period restructuring plans and miscellaneous receipts and disbursements.

(3)
Net cash provided by operating activities for the first nine months of fiscal 2017 was adjusted to reflect the adoption of ASU 2016-09. Refer to Note A, “Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements for further details.

Third Quarter Comparison Fiscal 2018 Versus Fiscal 2017
Operating Activities
Net cash provided by operating activities for the third quarter of fiscal 2018 was $315 million, representing a decrease of $202 million compared with the third quarter of fiscal 2017. The decrease in net cash provided by operating activities was primarily due to a decrease in cash collections from billings of $153 million attributable to lower single installment collections and an increase in vendor disbursements and payroll of $41 million compared with the year-ago period.
Investing Activities
Net cash used in investing activities for the third quarter of fiscal 2018 was $13 million compared with $62 million for the third quarter of fiscal 2017. The decrease in net cash used in investing activities was primarily due to a decrease in cash paid for acquisitions and purchased software of $47 million compared with the year-ago period.
Financing Activities
Net cash used in financing activities for the third quarter of fiscal 2018 was $164 million compared with $93 million for the third quarter of fiscal 2017. The increase in net cash used in financing activities was primarily due to an increase in common stock repurchases of $53 million and an increase in net debt borrowings from our notional pooling arrangement of $15 million compared with the year-ago period.

First Nine Months Comparison Fiscal 2018 Versus Fiscal 2017
Operating Activities
Net cash provided by operating activities for the first nine months of fiscal 2018 was $650 million, representing a decrease of $8 million compared with the first nine months of fiscal 2017. The decrease in net cash provided by operating activities was primarily due to an increase in vendor disbursements and payroll of $160 million attributable to disbursements from our Automic and Veracode acquisitions and an increase in other disbursements, net of $15 million, offset by an increase in cash collections from billings of $124 million attributable to collections from our Automic and Veracode acquisitions and a decrease in income tax payments, net of $43 million compared with the year-ago period.
Investing Activities
Net cash used in investing activities for the first nine months of fiscal 2018 was $51 million compared with $79 million for the first nine months of fiscal 2017. The decrease in net cash used in investing activities was primarily due to a decrease in cash paid for acquisitions and purchased software of $33 million compared with the year-ago period.
Financing Activities
Net cash used in financing activities for the first nine months of fiscal 2018 was $545 million compared with $412 million for the first nine months of fiscal 2017. The increase in net cash used in financing activities was primarily due to an increase in net debt repayments from our notional pooling arrangement of $57 million, an increase in common stock repurchases of $43 million, and a decrease in the exercise of common stock options of $17 million compared with the year-ago period.
Debt Obligations
At December 31, 2017 and March 31, 2017, our debt obligations consisted of the following:

	December 31, 2017	March 31, 2017
	(in millions)
Revolving credit facility	$—	$—
2.875% Senior Notes due August 2018	250	250
5.375% Senior Notes due December 2019	750	750
3.600% Senior Notes due August 2020	400	400
3.600% Senior Notes due August 2022	500	500
4.500% Senior Notes due August 2023	250	250
4.700% Senior Notes due March 2027	350	350
Term Loan due April 2022	289	300
Other indebtedness, primarily capital leases	11	8
Unamortized debt issuance costs	(12)	(14)
Unamortized discount for Senior Notes	(1)	(3)
Total debt outstanding	$2,787	$2,791
Less the current portion	(269)	(18)
Total long-term debt portion	$2,518	$2,773
Revolving Credit Facility
In June 2017, we amended our revolving credit facility to extend the termination date from June 2019 to June 2022. Our revolving credit facility provides a maximum committed amount available of $1 billion. The facility also provides us with an option to increase the available credit by an amount up to $500 million. This option is subject to certain conditions and the agreement of the facility lenders. At December 31, 2017 and March 31, 2017, there were no outstanding borrowings under our revolving credit facility.
Other Indebtedness
We had $114 million of unsecured and uncommitted multi-currency lines of credit at December 31, 2017 and March 31, 2017 available to meet short-term working capital needs for our subsidiaries. We use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts and other items. At December 31, 2017 and March 31, 2017, $61 million and $51 million, respectively, of these lines of credit were pledged in support of bank guarantees and other local credit lines. At December 31, 2017 and March 31, 2017, none of these arrangements were drawn down by third parties.

We use a notional pooling arrangement with an international bank to help manage global liquidity. Under this pooling arrangement, we and our participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. The activity under this notional pooling arrangement for the nine months ended December 31, 2017 and 2016 was as follows:

	Nine Months Ended December 31,
	2017	2016
	(in millions)
Total borrowings outstanding at beginning of period (1)	$137	$139
Borrowings	1,581	1,391
Repayments	(1,612)	(1,365)
Foreign exchange effect	33	(26)
Total borrowings outstanding at end of period (1)	$139	$139

(1)	Included in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheets.
For additional information concerning our debt obligations, refer to our consolidated financial statements and notes thereto included in our 2017 Form 10-K.
Effect of Exchange Rate Changes
There was a $148 million favorable translation effect on our cash balances for the first nine months of fiscal 2018 predominantly due to the weakening of the U.S. dollar against the euro (13%), the British pound sterling (8%), the Israeli shekel (5%) and the Canadian dollar (6%).
There was a $151 million unfavorable translation effect on our cash balances in the first nine months of fiscal 2017 predominantly due to the strengthening of the U.S. dollar against the euro (8%) and the British pound sterling (14%), partially offset by the weakening of the U.S. dollar against the Brazilian real (10%).

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2017 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At December 31, 2017, there was no material change to our critical accounting policies or the methodologies or assumptions we apply under them since March 31, 2017.
New Accounting Pronouncements
For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, including the anticipated effects of Topic 606, refer to Note A, “Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements.

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

Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2017 Form 10-K. We believe that as of December 31, 2017, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the third quarter of fiscal 2018:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
October 1, 2017 - October 31, 2017	62	$32.35	62	$557,994
November 1, 2017 - November 30, 2017	664	$32.35	664	$536,509
December 1, 2017 - December 31, 2017	923	$32.51	923	$506,509
Total	1,649	$32.44	1,649	$506,509

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
Dated: January 31, 2018